Form 10KSB
period 1999-09-30
GOURMET GIFTS INC
filed 2001-01-12
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
September 30, 1999, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

                 Commission File No.  000-26017

                       GOURMET GIFTS, INC.
   (Name of Small Business Issuer as specified in its charter)

            Nevada                          880375818
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

               253 D'Emerald, Sparks, Nevada 89434
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (702) 254-5069

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act: common stock, $.001 par value.

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year:
$6,015

The aggregate market value of voting stock held by non-
affiliates:  $26,500

As of December 20, 2000, the Registrant had outstanding 896,000 shares of common stock, par value $0.001.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                3

2.   Description of Property                                7

3.   Legal Proceedings                                      7

4.   Submission of Matters to a Vote of Security Holders    7

Part II

5.   Market for Common Equity and Related Stockholder       7
     Matters

6.   Management's Discussion and Analysis and Plan of       8
     Operation

7.   Financial Statements                                   9

8.   Changes in and Disagreements with Accountants          9
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control   10
     Persons; Compliance with Section 16(a) of the
     Exchange Act

10.  Executive Compensation                                 11

11.  Security Ownership of Certain Beneficial Owners and    11
     Management

12.  Certain Relationships and Related Transactions         13

13.  Exhibits and Reports on Form 8-K                       13

Signatures                                                  14

FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History

     Gourmet Gifts, Inc., (the "Company") was incorporated in the State of Nevada on September 24, 1997. The purpose of the Company was to engage in the catalogue retail gift business. The Company's principal product entailed the packaging, sale and delivery of seasonal gourmet food and beverage items. Such items included fruits, pastries, steaks, candies, nuts, wines, champagnes, coffees and other seasonal items targeting the respective holiday.

     In September of 1998, the Company registered with the Securities Division of the Nevada Secretary of State and sold its common stock under the federal exemption of Rule 504 of Regulation D, and successfully raised $32,300 in cash. With these funds, the Company marketed its product through the 1998 holiday season by mailing brochures and flyers to personal contacts of the Company's officers and directors, and to certain professionals like realtors and insurance agents who had a potential need for the Company's product. The marketing campaign targeted the Las Vegas and Reno-Tahoe areas of Nevada. However, the Company's venture did not prove successful. In August of 1999, the Company abandoned the gourmet gift catalogue business, sold the related inventory, and decided to pursue other business opportunities. Since that date, the Company has been dormant with no activity other than seeking to acquire an interest in a business with long-term growth potential.

     The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

Selection of a Business

     The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

     Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

     The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

     In seeking a business venture, the decision of management will not be controlled by an attempt to capitalize on any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

     The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

     The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

     The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

Acquisition of a Business

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

     In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's common stock held by them at a significant premium over their original investment in the Company. It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of "restricted securities" held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the restrictions no longer apply. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

     In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company's securities may have a depressive effect on such market.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of

1986, (the "Code").  In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

     Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles ordinarily require that such a transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

     The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

     The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

     The Company's operation following its acquisition of a business is dependent on the nature of the business and the interest acquired. The Company's present management may or may not have experience in the nature of the acquired business and is unable to predict whether the Company will be in control of the acquired business or whether the acquired business will be in control of the Company. It may be additionally expected that the acquired business will present and be subject to various risks like governmental regulation, competition and other risks that cannot be predicted at the present time.

Governmental Regulation

     It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

     The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

     The Company is a development stage company and currently has no employees. Executive officers will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 20 hours per month per person. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company utilizes office space at 253 D'Emerald, Sparks,
Nevada 99434, provided by Johne Phelps, an officer and director of the Company. The Company does not pay rent for this office space.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a shareholder vote for the fourth the quarter of the 1999 fiscal year.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There has not been a public trading market for the Company's common stock since the Company's inception, nor is there any assurance that a trading market for the common stock will be established in the future.

     At December 18, 2000, there are approximately 45 holders of the Company's 896,000 issued and outstanding shares of common stock, $0.001 par value. Of the 896,000 shares, 624,000 are free trading.

     The Company has never declared a dividend on its Common Stock. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Recent Sales of Unregistered Securities.

      The following is a detailed list of securities sold within the past three years without registering under the Securities
Act.

     In September of 1997, the Company (in connection with its formation) issued 100,000 shares of restricted common stock to Kim Farran, an officer and director of the Company, in exchange for $2,000 in cash. The shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.

     In September of 1997, the Company (in connection with its formation) issued 100,000 shares of common stock to Robert Deller in exchange for $2,000 in cash. The shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.

     In September of 1997, the Company (in connection with its formation) issued 50,000 shares of common stock to a Johne Phelps in exchange for $1,000 in cash. The shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.

     In September of 1998, the Company issued 646,000 shares of common stock to approximately 42 persons in exchange for $32,300 in cash. The shares were issued under Rule 504 of Regulation D promulgated under the Securities Act of 1933. The Company filed a registration statement with the State of Nevada, which was declared effective on August 25, 1998, and closed on September 30, 1998. All sales were made in the State of Nevada. Kim Farran acted as the Company's sales agent and was paid $1,615 in commissions. The Southwest Escrow Company was paid $250 for services rendered.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
OPERATION

Years Ended September 30, 1999 and 1998

     The Company's revenues from operations for the years ended September 30, 1999 and 1998, were $6,015 and $0, respectively. This increase is due to the Company commencing operations in the retail catalogue business, where the Company targeted the Las Vegas and Reno areas of Nevada. Cost of goods sold for those same periods were $2,543 and $0, respectively. This increase is due to those costs associated with the purchasing, packaging and delivery of the gourmet food items.

     The Company had expenses of $30,197 for the year ended September 30, 1999, compared to $1,320 for the year ended September 30, 1998. The increase in expenses is due to the Company commencing operations in the retail catalogue business. Such expenses consisted of consulting fees, professional services, advertising, spoilage, and $1,942 in losses on the disposal of packaging inventory sold to a shareholder.

     Consequently, the Company realized a net loss of $26,725 for year ended September 30, 1999, compared to a net loss of $1,320 for the year ended September 30, 1998. The increase in losses are attributable to the Company's expenses associated with commencing operations in the retail catalogue business without generating the same or greater amount of revenue from such operations.

     In August of 1999, because it was unable to operate at a profit, the Company abandoned operations in the retail catalogue business, liquidated (at a loss) left over packaging inventory to a shareholder, and became inactive. The Company does not expect to generate additional revenue from operations until it acquires another business opportunity.

Liquidity and Capital Resources

     At September 30, 1999, the Company had cash on hand in the amount of $2,112, and a $50 receivable from a stockholder, giving the Company a working capital of approximately $2,162.

      Currently, the Company has no material commitments for capital expenditures, and Management believes that it has sufficient cash to meet its operational needs for the next twelve months. If required, Management may attempt to raise additional capital for its current operational needs through debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period it acquires an interest in a business opportunity.

      The Company has been unprofitable since its inception in 1977, and unless the Company can obtain additional financing or a business opportunity, its ability to continue as a going concern beyond the next twelve-month period is doubtful.

     The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 15.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's independent auditor for the years ended September 30, 1998 and 1997, was Albright, Persing & Associates, Ltd. In December of 2000, the Company terminated the engagement of Albright, Persing & Associates as its independent auditor.
The Board of Directors have approved the accounting firm of David
E. Coffey to serve as independent auditor of the Company for the years ended September 30, 1999 and 1998. The Company has been advised that neither Mr. Coffey nor any of his members or associates has any relationship with the Company or any of its affiliates, except in the firm's proposed capacity as the Company's independent auditor.

     During the fiscal years ended September 30, 1998 and 1997, the financial statements of the Company did not contain any adverse opinion or disclaimer of opinion from the Company's former independent auditor, and were not modified as to uncertainty, audit scope, or accounting principles, except the reports issued by Albright, Persing & Associates contained a statement expressing doubt about the ability of the Company to continue as a going concern due to its status as a development stage company with no significant operating results. During the year ended September 30, 1999, and from that date to the present, there were no disagreements with the former independent auditor on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure which, if not resolved to the former independent auditor's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its audit report.

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the names, ages, and positions with the Company for each of the officers and directors of the Company.

Name                Age  Positions                 Since

Johne Phelps        52   President and Director    December, 1997

Lorrie A. Miller    30   Secretary/ Treasurer and  July, 1998
                         Director


     All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualify. Officers serve at the discretion of the Board of Directors.

     The following is information on the business experience of each director and officer.

     Johne Phelps attended Utah State University from 1966 to 1973 where he majored in Natural Resource Management. In 1986, Mr. Phelps attended the Hopkins Institute in Phoenix, Arizona where he specialized in both Marketing and Sales. Since 1997, Mr. Phelps has contracted himself out as a consultant for start-up businesses in the resort, club and restaurant sector with a focus on marketing, personnel, policy and compliance. Also in 1997, Mr. Phelps managed The Men's Club of Reno. From 1995 to 1997, Mr. Phelps was the general manager of The Brasserie, a restaurant in Reno, Nevada. From 1989 to 1995, Mr. Phelps was the Chief Executive Officer of Meridian Resort Development in Reno, Nevada.

     Lorrie A. Miller graduated from the Truckee Meadows Community College with a Certificate of Office Administration in 1990. While attending Truckee, Ms. Miller received both the Niel
J. Redfield Scholarship and the Reno Business Women's Scholarship. Since 1997, Ms. Miller has been employed as the office manager of Network Investor Communications. From 1996 to 1997, Ms. Miller managed the office of Stephen E. Wilson Financial, an insurance agency. From 1992 to 1995, Ms. Miller was employed with the Casmyn Vestor Group. In addition, Ms. Miller operates a home-based custom floral and wedding consultation business.

Involvement in certain legal proceedings.

  No director, executive officer, promoter or control person of the Company has been involved in any of the following events during the past five years:

  a. Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  b. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

  c. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

  d. Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Owner Reporting Compliance.

     The officers and directors of the Company, Lorrie A. Miller and Johne Phelps, have yet to file a Form 3 with the SEC, and are considered to be delinquent in such filing. The beneficial owners of more than ten percent of the Company's outstanding common stock, Robert Deller, Kim Farran, Stanley K. Stilwell and Leisa C. Stilwell have yet to file a Form 3 with the SEC, and are also considered to be delinquent in such filing.

     All of the above parties have been informed of their filing responsibilities under Section 16(a) of the Securities Exchange
Act of 1934 and will be filing the required forms in the immediate future.

ITEM 10.  EXECUTIVE COMPENSATION

     The Company has no agreement or understanding, express or implied, with any director, officer or principal stockholder, or their affiliates or associates, regarding compensation in the form of salary, bonuses, stocks, options, warrants or any other form of remuneration, for services performed on behalf of the Company. Nor are there compensatory plans or arrangements, including payments to any officer in relation to resignation, retirement, or other termination of employment with the Company, or any change in control of the Company, or a change in the officer's responsibilities following a change in control of the Company. Notwithstanding the foregoing, the Company paid $10,000 to Johne Phelps and $2,214 to Lorrie A. Miller as compensation for services performed on behalf of the Company in the fiscal year of 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth as of January 11, 2001, the number and percentage of the 896,000 issued and outstanding shares of the Company's common stock, par value $0.001, which according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


Name and Address
of Beneficial Owner   Common Shares         Percent of Class

Robert Deller         100,000               11.16%
2017 Tremont Lane
Reno, NV  89509

David Dorton          60,000                6.69%
2441 Tech Center
Ct., #110
Las Vegas, NV  89129

Kim Farran            120,000               13.39%
3250 Platte River
Ct.
Reno, NV  89503

Justin Guidi          60,000                6.69%
355 Broadway #10
Reno, NV  89502

Jeff Holmes           50,000                5.58%
P.O. Box 11207
Zephyr Cove, NV
89448

Lorrie A. Miller (1)  2,000                 0.22%
1530 Harvard Way
Reno, NV  89502

Stephen J. Nicolatus  60,000                6.69%
856 Peach Canyon
Circle
Las Vegas, NV  89134

Johne Phelps (1)      50,000                5.58%
253 D'Emerald
Sparks, NV  89434

Leisa C. Stilwell     94,000                10.49%
(2)
7604 Delaware Bay
Drive
Las Vegas, NV  89128

Stanley K. Stilwell   94,000                10.49%
(2)
7604 Delaware Bay
Drive
Las Vegas, NV  89128

All officers and      52,000                5.8%
directors as a
group: 2 persons


  (1)  Officer and director of the Company.

  (2)  Stanley Stilwell and Leisa Stilwell are husband and wife.
       Mr. Stilwell holds 80,000 shares directly in his name and 10,000 shares indirectly under American Pension Services, an IRA. Mrs. Stilwell holds 4,000 shares indirectly under American Pension Services, an IRA.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In September of 1997, the Company, in connection with its formation, issued 100,000 shares of common stock to Kim Farran for $2,000 in cash. Kim Farran was the sole officer and director of the Company.

     In September of 1998, the Company issued 20,000 shares of common stock to Kim Farran for $1,000 in cash. Mr. Farran is a beneficial owner of more than 5% of the Company's outstanding common stock. The shares were purchased in a Regulation D offering.

     In September of 1998, the Company issued 2,000 shares of common stock to Lorrie A. Miller for $100 in cash. Ms. Miller is an officer and director of the Company. The shares were purchased in a Regulation D offering.

     In September of 1998, the Company paid $1,615 in commissions to Kim Farran for acting as the sales agent for Company shares sold in a securities offering exempted under Rule 504 of Regulation D of the Securities Act of 1933 and registered in the State of Nevada. Mr. Farran is a beneficial owner of more than 5% of the Company's common stock.

     In May of 1999, the Company paid $4,500 to Leisa Stilwell for services performed on behalf of the Company. Mrs. Stilwell was a beneficial owner of more than 5% of the Company's common stock.

     In August of 1999, the Company ended operations in the catalogue business and sold certain inventory to Kim Farran for $500 in cash. The Company reported a loss of $1,942 in the transaction. Mr. Farran was also paid $85 in rent for storing non-perishable inventory. Mr. Farran is a beneficial owner of more than 5% of the Company's common stock.

     In August of 2000, the Company received $3,000 in cash from Kim Farran in exchange for a two-year 12% promissory note. Mr.
Farran is a beneficial owner of more than 5% of the Company's common stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits.


Exhibit   SEC Ref.  Title of Document                  Location
No.       No.

1         (10)      Promissory Note                    Attached
2         (16)      Letter on change in certifying     Attached
                    accountant
3         (27)      Financial Data Schedule            Attached


Form 8-K Filings.

      No reports on Form 8-K were filed for the fourth quarter year ended September 30, 1999.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GOURMET GIFTS, INC.
Date: December 22, 2000
                                   /S/Johne Phelps
                                   Johne Phelps, President

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 22, 2000                /S/Johne Phelps
                                 Johne Phelps, President and
                                 Director

December 22, 2000                /S/Lorrie A. Miller
                                 Lorrie A. Miller,
                                 Secretary/Treasurer and
                                 Director

                            PART F/S


                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                      FINANCIAL STATEMENTS

                     SEPTEMBER 30,1999, AND
                        SEPTEMBER 30, 1998


                        TABLE OF CONTENTS

                                                      Page Number

     INDEPENDENT ACCOUNTANT'S REPORT                  16


FINANCIAL STATEMENT


     Balance Sheets                                   17


     Statements of Operations and Deficit
     Accumulated During the Development Stage         18


     Statement of Changes in Stockholders' Equity     19


     Statements of Cash Flows                         20


     Notes to the Financial Statements                21

DAVID E. COFFEY            3651 LINDELL ROAD, SUITE A, LAS VEGAS, NEVADA 89103
CERTIFIED PUBLIC ACCOUNTANT            (702) 871-3979




                 INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of Gourmet Gifts, Inc.
Sparks, Nevada


I have audited the accompanying balance sheets of Gourmet Gifts, Inc. (a development stage company) as of September 30, 1999, and September 30, 1998, and the related statements of operations, cash flows, and changes in stockholders' equity for the period from September 24, 1997, (date of inception) to September 30, 1999. These statements are the responsibility of Gourmet Gifts, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Gourmet Gifts, Inc. as of September 30, 1999, and September 30, 1998, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from September 24, 1997, in conformity with generally accepted accounting principles.



David Coffey, C. P. A.
Las Vegas, Nevada
July 7, 2000

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS


                                        September 30,   September 30,
                                             1999           1998
ASSETS

Cash                                    $    2,112        $ 32,080
Receivable from stockholder                     50               0

     Total Assets                       $    2,162        $ 32,080

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                         $       0         $ 2,315

     Total Liabilities                           0           2,315


Stockholders' Equity
  Common stock, authorized 25,000,000
  shares at $.001 par value, issued and
  outstanding 896,000 shares                   896             896
  Additional paid-in capital                29,311          30,189
  Deficit accumulated during the
  development stage                        (28,045)         (1,320)

         Total Stockholders' Equity          2,162          29,765


     Total Liabilities and
     Stockholders' Equity               $    2,162          32,080



The accompanying notes are an integral part of these financial statements.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)

               STATEMENTS OF OPERATIONS AND DEFICIT
            ACCUMULATED DURING THE DEVELOPMENT STAGE
            (With Cumulative Figures From Inception)

                                                                  From Inception,
                         Oct 1, 1998, to     Oct. 1, 1997, to     Sept. 24, 1997, to
                         Sept. 30, 1999      Sept. 30, 1998       Sept.30, 1999
Net sales                $    6,015           $        0          $     6,015
Cost of goods sold            2,543                    0                2,543

  Gross profit                3,472                    0                3,472


Expenses
  Outside services                0                 200                   200
  Consulting                 16,715                   0                16,715
  Office expenses               147                   0                   147
  Professional services       5,650                 500                 6,150
  Bank charges                  191                 165                   356
  Taxes and licenses            375                 455                   830
  Advertising                 1,799                   0                 1,799
  Spoilage                    3,293                   0                 3,293
  Loss on disposal
  of packaging supplies       1,942                   0                 1,942
  Rent                           85                   0                    85

Total expenses               30,197               1,320                31,517

Net loss                    (26,725)             (1,320)        $     (28,045)

Retained earnings,
beginning of period          (1,320)                  0

Deficit accumulated during
the development stage  $    (28,045)            $(1,320)

Earnings ( loss ) per share
     assuming dilution:
Net loss               $      (0.03)            $ (0.01)        $      (0.05)

Weighted average shares
outstanding                 896,000             251,770              599,917

The accompanying notes are an integral part of these financial statements.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)

          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE PERIOD FROM SEPTEMBER 24,1997, (Date of Inception)
                      TO SEPTEMBER 30,1999



                                                           Additional
                                      Common Stock         Paid-in
                                Shares         Amount      Capital      Total
                                         $              $           $
Balance,
September 24, 1997               ---           ---          ---           ---

Issuance of common stock for cash
September, 1997                    250,000        250       4,750      5,000

Balance,
September 30, 1997                 250,000        250       4,750      5,000

Issuance of common stock for cash
September, 1998                    646,000        646      31,654     32,300

Less offering costs                      0          0      (6,215)    (6,215)

Less net loss                            0          0           0     (1,320)

Balance,
September 30, 1998                 896,000        896      30,189     29,765

Less offering costs                      0          0        (878)      (878)

Less net loss                            0          0           0    (26,725)

Balance,
September 30, 1999                 896,000        896      29,311      2,162



The accompanying notes are an integral part of these financial statements

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOWS
             With Cumulative Figures From Inception

                                                                      From Inception,
                           Oct. 1, 1993, to      Oct. 1, 1997, to     Sept. 24, 1997, to
                           Sept. 30, 1999        Sept. 30, 1998       Sept. 30, 1999
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                   $   (26,725)           $    (1,320)        $ (28,045)
Non-cash items included in
net loss                             0                      0                 0
Adjustments to reconcile net loss to
cash used by operating activity
  Receivable from stockholder      (50)                     0               (50)
  Accounts payable              (2,315)                 2,315                 0

  NET CASH PROVIDED BY
  OPERATING ACTIVITIES          (29,090)                  995           (28,095)


CASH FLOWS USED BY
INVESTING ACTIVITIES                  0                     0                 0

  NET CASH USED BY
  INVESTING ACTIVITIES                0                     0                 0

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock                0                   646               896
  Paid-in capital                     0                31,654            36,404
  Less offering costs              (878)               (6,215)           (7,093)

          NET CASH PROVIDED BY
          FINANCING ACTIVITIES     (878)               26,085            30,207

NET INCREASE IN CASH             (29,968)              27,080      $      2,112

CASH AT BEGINNING OF PERIOD       32,080                5,000

CASH AT END OF PERIOD         $    2,112          $    32,080



The accompanying notes are an integral part of these financial statements.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
            SEPTEMBER 30,1999, AND SEPTEMBER 30,1998


NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Company was incorporated on September 24, 1997, under the laws of the State of Nevada. The business purpose of the Company is the production and sale of gourmet gift items. In August of 1999 the Company had ceased operations and liquidated its inventories. The Company will resume operations if additional financing is obtained.

          The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B    FISCAL YEAR

          In October of 1998 the Company adopted the period
          October 1 through September 30 as its fiscal year.

NOTE C    CHANGE OF INDEPENDENT ACCOUNTANTS

          Financial statements for the period ended September 30, 1998, were audited by Albright, Persing, & Associates,
          Ltd., of Reno, Nevada. The Company named as its independent auditor David E. Coffey, CPA for the audit of September 30, 1999, financial statements.

NOTE D    OFFERING COSTS

          Offering costs are reported as a reduction in the amount of paid-in capital received for sale of the shares.

NOTE E    EARNINGS (LOSS) PER SHARE

          Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
            SEPTEMBER 30,1999, AND SEPTEMBER 30,1998

(continued)

NOTE F    STOCK OFFERINGS

          In September of 1997, the Company completed the sale of 250,000 shares of its common stock at $.02 per share for $5,000. Then in September of 1998 the Company issued another 646,000 shares of its common stock at $.05 per share for a total of $32,300. The proceeds were to be used for the production and sale of gourmet gift items.

NOTE G    RELATED PARTY TRANSACTIONS

          In September of 1997 the Company issued 250,000 shares of its common stock to officers at $.02 per share for a total of $5,000.

          In May of 1999 the Company paid one of its shareholders
          $4,500 for services performed to complete filing requirements of the Securities & Exchange Commission.

          Prior to ceasing operations in August of 1999 the Company had paid two of its officers $10,000 and $2,214, respectively, for consulting services performed during start-up of operations.

          In June of 1999 the Company sold the remainder of its packaging inventory to a shareholder for $500, which resulted in a loss of $1,942.

NOTE H    LIQUIDATION OF INVENTORY

          In June of 1999 the Company liquidated its inventory. Spoiled perishable items at a cost of $3,293 were discarded at a total loss. Packaging supplies at a cost of $2,442 were sold to a shareholder for $500, which resulted in a loss of $1,942. The Company will resume operations if additional financing is obtained.

NOTE I    SUSPENSION OF OPERATIONS

          On August 8, 1999, the Board of Directors resolved to suspend operations in the gift box business and to pursue other opportunities which may become available.