Form 10QSB
period 1999-12-31
GOURMET GIFTS INC
filed 2001-01-12
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                  Commission File No. 000-26017

                       GOURMET GIFTS, INC.
(Exact name of small business issuer as specified in its charter)

            Nevada                          880375818
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)


              253 D'Emerald, Sparks, Nevada  89434
            (Address of principal executive offices)

                         (702) 254-5069
                   (Issuer's telephone number)

                         Not Applicable
  (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

APPLICABLE  ONLY  TO  ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of December 26, 2000, the Registrant had outstanding 896,000 shares of Common Stock, par value $0.001.

FORM 10-QSB
                       GOURMET GIFTS, INC.

                              INDEX
                                                       Page

PART I.    Financial Information                          2

           Independent Accountants Report                 3

           Balance Sheets - December 31, 1999 and         4
           December 31, 1998

           Statements of Operations - Three Months        5
           Ended December 31, 1999 and 1998, and
           From Inception (September 24, 1997) to
           December 31, 1999

           Statement  of  Changes in  Stockholders'       6
           Equity From Inception (September 24, 1997)
           to December 31, 1999

           Statements of Cash Flows - Three Months        7
           Ended December 31, 1999 and 1998, and
           From Inception (September 24, 1997) to
           December 31, 1999

           Notes to Consolidated Financial Statements     8

           Management's  Discussion  and  Analysis,      10
           and Plan of Operation

PART II.   Other Information                             11

SIGNATURES                                               11

                             PART I.

FINANCIAL INFORMATION

      In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

DAVID E. COFFEY              3651 LINDELL ROAD, SUITE A, LAS VEGAS, NEVADA 89103
CERTIFIED PUBLIC ACCOUNTANT             (702) 8714979


                 INDEPENDENT ACCOUNTANTS REPORT


To the Board of Directors and Stockholders of Gourmet Gifts, Inc.
Reno, Nevada

     I have reviewed the accompanying financial statements of Gourmet Gifts, Inc. for the three-month period ended December 31, 1999, and December 31, 1998. These financial statements are the responsibility of Gourmet Gifts, Inc.'s management.

     I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, no such opinion is expressed.

     Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles established by the American Institute of Certified Public Accountants.


/S/ David Coffey
David Coffey, C. P. A.
Las Vegas, Nevada
November 15, 2000
                                3

                       GOURMET GIFTS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEETS

ASSETS

                                            December 31,  December 31,
                                              1999          1998

Cash                                      $     1,017  $    11,407
Accounts receivable-trade                           0        2,541
Inventories                                         0        5,775
Prepaid expenses                                1,000            0
Receivable from stockholder                        50            0
     Total Assets                         $     2,067  $    19,723

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                          $         0  $       500

Total Liabilities                                   0          500

Stockholders' Equity

Common stock, authorized 25,000,000
shares at $.001 par value, issued and
outstanding 896,000 shares                        896          896
Additional paid-in capital                     29,311       29,311
Deficit accumulated during the
development stage                            (28,140)     (10,984)

Total Stockholders' Equity                      2,067       19,223

Total Liabilities and
 Stockholders' Equity                      $    2,067  $    19,723


The accompanying notes are an integral part of these financial statements.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
              STATEMENTS OF OPERATIONS AND DEFICIT
            ACCUMULATED DURING THE DEVELOPMENT STAGE
            (With Cumulative Figures From Inception )


                                                              From Inception,
                           Three months ended December 31,    Sept. 24, 1997, to
                                   1999           1998         Dec. 31, 1999

Net sales                      $         0   $   5,920       $    6,015
Cost of goods sold                       0       2,503            2,543

     Gross profit                        0       3,417            3,472

Expenses
     Outside services                    0           0              200
     Consulting                          0       7,000           16,715
     Office expenses                     0           0              147
     Professional services               0       4,650            6,150
     Bank charges                       45          56              401
     Taxes and licenses                 50         226              880
     Advertising                         0       1,149            1,799
     Spoilage                            0           0            3,293
Loss on disposal of packaging
     supplies                            0           0            1,942
     Rent                                0           0               85
Total expenses                          95      13,081           31,612

Net loss                               (95)     (9,664)      $  (28,140)

Retained earnings,
beginning of period                 (28,045)    (1,320)

Deficit accumulated during
the development stage          $    (28,140) $ (10,984)

Earnings ( loss ) per share
assuming dilution:
Net loss                        $      0.00   $  (0.01)     $   (0.04)

Weighted average shares
outstanding                         896,000    896,000        632,815


The accompanying notes are an integral part of these financial statements.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE PERIOD FROM SEPTEMBER 24, 1997, (Date of Inception)
                      TO DECEMBER 31, 1999


                                                        Additional
                                         Common Stock    Paid-in
                                       Shares   Amount   Capital   Total

Balance,
September 24, 1997                        --- $   ---  $    ---  $     ---

Issuance of common stock for cash
September, 1997                       250,000     250     4,750      5,000

Balance, September 30, 1997           250,000     250     4,750      5,000

Issuance of common stock for cash
September, 1998                       646,000     646    31,654     32,300

Less offering costs                         0       0    (6,215)    (6,215)

Less net loss                               0       0         0     (1,320)

Balance, September 30, 1998           896,000     896    30,189     29,765

Less offering costs                         0       0      (878)      (878)

Less net loss                               0       0         0    (26,725)

Balance, September 30, 1999           896,000     896    29,311      2,162

Less net loss                               0       0         0        (95)

Balance, December 31, 1999            896,000 $   896  $ 29,311  $   2,067


The accompanying notes are an integral part of these financial statements

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOWS
             (With Cumulative Figures From Inception


                                                                 From Inception,
                               Three months ended December 31,   Sept. 24, 1997,
                                         1999         1998       Dec. 31, 1999

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                               $     (95)    $ (9,664)    $  (28,140)
Non-cash items included in net loss            0            0              0
Adjustments to reconcile net loss to
cash used by operating activity
     Accounts receivable-trade                 0       (2,541)             0
     Inventories                               0       (5,775)             0
     Prepaid expenses                     (1,000)           0         (1,000)
     Receivable from stockholder               0            0            (50)
     Accounts payable                          0       (1,815)             0

     NET CASH PROVIDED BY
     OPERATING ACTIVITIES                 (1,095)     (19,795)       (29,190)

CASH FLOWS USED BY
INVESTING ACTIVITIES                           0            0              0

     NET CASH USED BY
     INVESTING ACTIVITIES                      0            0              0

CASH FLOWS FROM FINANCING
ACTIVITIES
     Sale of common stock                      0            0            896
     Paid-in capital                           0            0         36,404
     Less offering costs                       0         (878)        (7,093)


     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                      0         (878)        30,207

     NET INCREASE IN CASH                 (1,095)     (20,673)   $     1,017

CASH AT BEGINNING OF PERIOD                2,112       32,080

CASH AT END OF PERIOD                $     1,017    $  11,407

The accompanying notes are an integral part of these financial statements.

                      GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
            DECEMBER 31, 1999, AND DECEMBER 31, 1998


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

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
            DECEMBER 31, 1999, AND DECEMBER 31, 1998

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

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

Three Months Ended December 31, 1999, and 1998

     The Company's revenues from operations for the three-month periods that ended December 31, 1999 and 1998 were $0 and $5,920, respectively. Cost of goods sold for those same periods were $0 and $2,503, respectively. This decrease in revenues and cost of goods sold are attributable to the Company ceasing all operations in the retail catalogue business. Since ceasing operations in August of 1999, the Company has remained inactive other than seeking to acquire another business opportunity.

     The Company had expenses of $95 for the three months ended December 31, 1999, compared to $13,081 for the three months ended December 31, 1998. This decrease is due to the elimination of operating expenses when the Company ceased operations in the retail catalogue business and became inactive. The last quarter's expenses consisted of bank charges as well as taxes and licensing fees.

     As a result of the foregoing, the Company realized a net loss of $95 for the three months ended December 31, 1999, compared to a net loss of $9,664 for the three months ended December 31, 1998. Again, this decrease is attributable to the Company ceasing unprofitable operations in the retail catalogue business, and incurring expenses related to the general corporate administration of a public corporation.

Liquidity and Capital Resources

     At December 31, 1999, the Company had cash on hand in the amount of $1,017, prepaid expenses in the amount of $1,000, and a $50 receivable from a stockholder, giving the Company a working capital of approximately $2,067.

     Currently, the Company has no material commitments for capital expenditures and Management believes that it has sufficient cash to meet its operational needs for the next twelve months. If required, Management may attempt to raise additional capital for its current operational needs through debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period it acquires an interest in a business opportunity.

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

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     Included only with the electronic filing of this report is the Financial Data Schedule for the three-month period that ended
December 31, 1999 (Exhibit Ref. No. 27).

Reports on Form 8-K

     None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GOURMET GIFTS, INC


Date: December 22, 2000                  By: /s/ Johne Phelps
                                         Johne Phelps, President