Form 10QSB
period 2000-03-31
GOURMET GIFTS INC
filed 2001-01-12
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                          FORM 10-QSB
                       GOURMET GIFTS, INC.

                              INDEX
                                                       Page

PART I.    Financial Information                          2

           Independent Accountants Report                 3

           Balance Sheets - March 31, 2000 and            4
           March 31, 1999

           Statements of Operations - Three and           5
           Six Months Ended March 31, 2000 and 1999, and From Inception (September 24, 1997)
           to March 31, 2000

           Statement  of  Changes in  Stockholders'       6
           Equity From Inception (September 24, 1997)
           to March 31, 2000

           Statements of Cash Flows - Three and Six       7
           Months Ended March 31, 2000 and 1999, and
           From Inception (September 24, 1997) to
           March 31, 2000

           Notes to Consolidated Financial                8
           Statements

           Management's Discussion and Analysis,         10
           and Plan of Operation

PART II.   Other Information                             11

SIGNATURES                                               11


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

DAVID E.COFFEY            3651 LINDELL ROAD, SUITE A, LAS VEGAS, NEVADA 89103
CERTIFIED PUBLIC ACCOUNTANT              (702) 871-3979


                 INDEPENDENT ACCOUNTANTS REPORT


To the Board of Directors and Stockholders of Gourmet Gifts, Inc.
Reno, Nevada

     I have reviewed the accompanying financial statements of Gourmet Gifts, Inc. for the three and six-month periods ended March 31, 2000 and March 31, 1999. These financial statements are the responsibility of Gourmet Gifts, Inc.'s management.

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

/s/ David E. Coffey C.P.A
David Coffey, C. P. A.
Las Vegas, Nevada
November 15, 2000

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS




                                                   March 31,    March 31,
                                                   2000           1999

ASSETS

Cash                                            $      746   $  9,634
Accounts receivable-trade                                0          0
Inventories                                              0      5,735
Prepaid expenses                                     1,000          0
Receivable from stockholder                             50          0

     Total Assets                               $    1,796   $ 15,369

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                $        0   $    500
     Total Liabilities                                   0        500

Stockholders' Equity
          Common stock, authorized 25,000,000
          shares at $.001 par value, issued and
          outstanding 896,000 shares                   896        896
          Additional paid-in capital                29,311     29,311
          Deficit accumulated during the
          development stage                        (28,411)   (15,338)

          Total Stockholders' Equity                 1,796     14,869

Total Liabilities and Stockholders' Equity        $  1,796   $  15,369




The accompanying notes are an integral part of these financial statements.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
              STATEMENTS OF OPERATIONS AND DEFICIT
            ACCUMULATED DURING THE DEVELOPMENT STAGE
            (With Cumulative Figures From Inception)

                                                                                         From Inception,
                            Three months ended March 31,    Six months ended March 31,   Sept.24, 1997,to
                                    2000         1999        2000       1999             March 31, 2000

Net sales                           $  0        $  95        $  0   $  6,015          $   6,015
Cost of goods sold                     0           40           0      2,543              2,543

     Gross profit                      0           55           0      3,472              3,472

Expenses
    Outside services                   0            0           0          0                200
    Consulting                         0        3,517           0     10,517             16,715
    Office expenses                    0          147           0        147              147
    Professional services              0            0           0      4,650              6,150
    Bank charges                       45          45          90        101              446
    Fees                              226           0         226          0              226
    Taxes and licenses                  0          50          50        276              880
    Advertising                         0         650           0      1,799            1,799
    Spoilage                            0           0           0          0            3,293
    Loss on disposal of
       packaging supplies               0           0           0          0            1,942
    Rent                                0           0           0          0               85
Total expenses                        271       4,409         366     17,490           31,883

Net loss                             (271)     (4,354)       (366)   (14,018)   $     (28,411)

Retained earnings,
beginning of period               (28,140)    (10,984)    (28,045)    (1,320)

Deficit accumulated during
the development stage           $ (28,411)  $ (15,338)  $ (28,411) $ (15,338)

Earnings (loss) per share
assuming dilution:
Net loss                        $    0.00   $    0.00  $     0.00   $  (0.01)  $       (0.04)

Weighted average
Shares outstanding                896,000     896,000     896,000     896,000         659,133



The accompanying notes are an integral part of these financial statements.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE PERIOD FROM SEPTEMBER 24,1997, (Date of Inception)
                        TO MARCH 31, 2000

                                                            Additional
                                     Common Stock           Paid-in
                                   Shares         Amount    Capital        Total

Balance,
September 24, 1997                   ---         $ ---      $ ---          $  --

Issuance of common stock for cash
September, 1997                    250,000        250       4,750          5,000

Balance, September 30, 1997        250,000        250       4,750          5,000

Issuance of common stock for cash
September, 1998                    646,000        646       31,654        32,300

Less offering costs                      0          0      (6,215)        (6,215)

Less net loss                            0          0           0         (1,320)

Balance, September 30, 1998        896,000        896      30,189         29,765

Less offering costs                      0          0        (878)        (878)

Less net loss                            0          0           0        (26,725)

Balance, September 30,1999         896,000        896      29,311          2,162

Less net loss                            0          0           0         (366)

Balance, March 31, 2000            896,000     $  896    $ 29,311       $  1,796


The accompanying notes are an integral part of these financial statements

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOWS
             (With Cumulative Figures From Inception

                                                                                        From Inception
                            Three months ended March 31,   Six month ended March 31,    Sept. 24, 1997, to
                                        2000      1999               2000     1999      to March 31, 2000
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                             $ (271)   $ (4,354)          $ (366)   $ (14,018)    $ (28,411)
Non-cash items included in net loss       0           0                0            0             0
Adjustments to reconcile net loss to
cash used by operating activity
     Accounts receivable-trade            0       2,541                0            0             0
     Inventories                          0          40                0       (5,735)            0
     Prepaid expenses                     0           0           (1,000)           0        (1,000)
     Receivable from stockholder          0           0                0            0           (50)
     Accounts payable                     0           0                0       (1,815)            0

NET CASH PROVIDED BY
OPERATING ACTIVITIES                   (271)     (1,773)          (1,366)     (21,568)      (29,461)

CASH FLOWS USED BY
INVESTING ACTIVITIES                      0           0                0            0             0

     NET CASH USED BY
     INVESTING ACTIVITIES                 0           0                0            0             0

CASH FLOWS FROM FINANCING
ACTIVITIES
     Sale of common stock                 0           0                0            0           896
     Paid-in capital                      0           0                0            0        36,404
     Less offering costs                  0           0                0         (878)       (7,093)

NET CASH PROVIDED BY
FINANCING ACTIVITIES                      0           0                0         (878)       30,207

NET INCREASE IN CASH                   (271)     (1,773)          (1,366)     (22,446)       $  746

CASH AT BEGINNING
 OF PERIOD                            1,017      11,407            2,112       32,080

CASH AT END OF PERIOD                $  746    $  9,634           $  746     $  9,634



The accompanying notes are an integral part of these financial statements.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
               MARCH 31, 2000, AND MARCH 31, 1999


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

NOTE C    CHANGE OF INDEPENDENT ACCOUNTANTS

          Financial statements for the period ended September 30, 1998, were audited by Albright, Persing & Associates,
          Ltd., of Reno, Nevada. The Company named as its independent auditor David E. Coffey, CPA for the audit of September 30, 1999, financial statements.

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

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
               MARCH 31, 2000, AND MARCH 31, 1999

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

Three and Six Months Ended March 31, 2000, and 1999

     The Company's revenues from operations for the three-month periods that ended March 31, 2000 and 1999 were $0 and $95, respectively. Cost of goods sold for those same periods were $0 and $40, respectively. Revenues from operations for the six-month periods that ended March 31, 2000 and 1999 were $0 and $6,015, respectively. Cost of goods sold for those same periods were $0 and $2,543, respectively. This decrease in revenues and cost of goods sold is attributable to the Company ceasing all operations in the retail catalogue business. Since ceasing operations in August of 1999, the Company has generated no revenue and remained inactive other than seeking to acquire another business opportunity.

     The Company had expenses of $271 for the three months ended March 31, 2000, compared to $4,409 for the same period in 1999. The Company had expenses of $366 for the six months ended March 31, 2000, compared to $17,490 for the six months ended March 31, 1999. This decrease in expenses is due to the Company ceasing all operations in the retail catalogue business in August of 1999. Expenses for the last six months consisted of bank charges, taxes and licenses, and fees.

     As a result of the foregoing, the Company realized a net loss of $366 for the six months ended March 31, 2000, compared to a net loss of $14,018 for the six months ended March 31, 1999. Again, this decrease is attributable to the Company ceasing unprofitable operations in the retail catalogue business, and incurring expenses related to the general corporate administration of a public corporation.

Liquidity and Capital Resources

     At March 31, 2000, the Company had cash on hand in the amount of $746, prepaid expenses in the amount of $1,000, and a $50 receivable from a stockholder, giving the Company a working capital of approximately $1,796.

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

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     Included only with the electronic filing of this report is the Financial Data Schedule for the six-month period that ended
March 31, 2000 (Exhibit Ref. No. 27).

Reports on Form 8-K

     None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GOURMET GIFTS, INC

Date: December 22, 2000             By: /s/Johne Phelps
                                           Johne Phelps, President