Form 10QSB
period 2000-06-30
GOURMET GIFTS INC
filed 2001-01-12
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                           FORM 10-QSB
                       GOURMET GIFTS, INC.

                              INDEX
                                                             Page

PART I.    Financial Information                               2

           Independent Accountants Report                      3

           Balance Sheets - June 30, 2000 and                  4
           June 30, 1999

           Statements of Operations - Three and Nine Months    5
           Ended June 30, 2000 and 1999, and
           From Inception (September 24, 1997) to
           June 30, 2000

           Statement of Changes in Stockholders' Equity        6
           From Inception (September 24, 1997) to
           June 30, 2000

           Statements of Cash Flows -Three and Nine Months     7
           Ended June 30, 2000 and 1999, and
           From Inception (September 24, 1997) to
           June 30, 2000

           Notes to Consolidated Financial Statements          8

           Management's Discussion and Analysis, and          10
           Plan of Operation

PART II.   Other Information                                  11

SIGNATURES                                                    11

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




                        INDEPENDENT ACCOUNTANTS REPORT


To the Board of Directors and Stockholders of Gourmet Gifts, Inc.
Reno, Nevada

     I have reviewed the accompanying financial statements of Gourmet Gifts, Inc. for the three and nine-month periods ended
June 30, 2000 and June 30, 1999. These financial statements are the responsibility of Gourmet Gifts, Inc.'s management.

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


/s/ David E. Coffey C.P.A
David Coffey, C. P. A.
Las Vegas, Nevada
November 15, 2000

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS

                                                       June 30,          June 30,
                                                       2000                 1999
ASSETS

Cash                                              $      616           $   3,792
Prepaid expenses                                       1,000                   0
Receivable from stockholder                                0                 500

     Total Assets                                 $    1,616           $   4,292

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                  $        0           $     500
     Total Liabilities                                     0                 500

Stockholders' Equity
          Common stock, authorized 25,000,000
          shares at $.001 par value, issued and
          outstanding 896,000 shares                     896                 896
          Additional paid-in capital                  29,311              29,311
          Deficit accumulated during the
          development stage                          (28,591)            (26,415)

          Total Stockholders' Equity                   1,616               3,792

Total Liabilities and Stockholders' Equity        $    1,616           $   4,292

The accompanying notes are an integral part of these financial statements.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
              STATEMENTS OF OPERATIONS AND DEFICIT
            ACCUMULATED DURING THE DEVELOPMENT STAGE
            (With Cumulative Figures From Inception)

                                                                                    From Inception,
                   Three months ended June 30,        Nine months ended June 30,    Sept. 24, 1997, to
                                2000      1999        2000                1999       June 30, 2000
Net sales                      $  0       $  0        $  0             $  6,015     $    6,015
Cost of goods sold                0          0           0                2,543          2,543

     Gross profit                 0          0           0                3,472          3,472

Expenses
    Outside services              0          0           0                    0            200
    Consulting                    0      5,247           0               15,764         16,715
    Office expenses               0          0           0                  147            147
    Professional services         0        500           0                5,150          6,150
    Bank charges                 45         45         135                  146            491
    Fees                          0          0         226                    0            226
    Taxes and licenses           50         50         100                  326            930
    Advertising                   0          0           0                1,799          1,799
    Spoilage                      0      3,293           0                3,293          3,293
    Loss on disposal of
       packaging supplies         0      1,942           0                1,942          1,942
    Rent                         85          0          85                    0            170
Total expenses                  180     11,077         546               28,567         32,063

Net loss                       (180)   (11,077)       (546)             (25,095)      $(28,591)

Retained earnings,
beginning of period         (28,411)   (15,338)    (28,045)              (1,320)

Deficit accumulated during
the development stage      $(28,591)  $(26,415)   $(28,591)           $ (26,415)

Earnings (loss) per share
assuming dilution:
Net loss                  $    0.00    $ (0.01)    $  0.00            $   (0.03)      $  (0.04)

Weighted average
Shares outstanding          896,000    896,000     896,000              896,000        680,667

The accompanying notes are an integral part of these financial statements.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE PERIOD FROM SEPTEMBER 24,1997, (Date of Inception)
                        TO JUNE 30, 2000

                                                                   Additional
                                            Common Stock           Paid-in
                                        Shares         Amount      Capital           Total
Balance,
September 24, 1997                        ---      $    ---     $      ---         $   ---

Issuance of common stock for cash
September, 1997                       250,000           250           4,750           5,000

Balance, September 30, 1997           250,000           250           4,750           5,000

Issuance of common stock for cash
September, 1998                       646,000           646          31,654          32,300

Less offering costs                         0             0          (6,215)         (6,215)

Less net loss                               0             0               0          (1,320)

Balance, September 30, 1998           896,000           896          30,189          29,765

Less offering costs                         0             0            (878)           (878)

Less net loss                               0             0               0         (26,725)

Balance, September 30,1999            896,000           896          29,311           2,162

Less net loss                               0             0               0            (546)

Balance, June 30, 2000                896,000      $    896     $    29,311       $   1,616

 The accompanying notes are an integral part of these financial statements

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOWS
             (With Cumulative Figures From Inception

                                                                                          From Inception,
                            Three months ended June 30,    Nine months ended June 30,     Sept. 24, 1997, to
                                         2000      1999          2000        1999         to June 30, 2000
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                             $  (180) $  (4,354)    $   (546)    $  (14,018)     $   (28,591)
Non-cash items included in net loss        0          0            0              0                0
Adjustments to reconcile net loss to
cash used by operating activity
     Accounts receivable-trade             0      2,541            0              0                0
     Inventories                           0         40            0         (5,735)               0
     Prepaid expenses                      0          0       (1,000)             0           (1,000)
     Receivable from stockholder          50          0           50              0                0
     Accounts payable                      0          0            0         (1,815)               0

NET CASH PROVIDED BY
OPERATING ACTIVITIES                    (130)    (1,773)      (1,496)       (21,568)         (29,591)

CASH FLOWS USED BY
INVESTING ACTIVITIES                       0          0            0              0                0

     NET CASH USED BY
     INVESTING ACTIVITIES                  0          0            0              0                0

CASH FLOWS FROM FINANCING
ACTIVITIES
     Sale of common stock                  0          0            0              0              896
     Paid-in capital                       0          0            0              0           36,404
     Less offering costs                   0          0            0           (878)          (7,093)

NET CASH PROVIDED BY
FINANCING ACTIVITIES                       0          0            0           (878)          30,207

NET INCREASE IN CASH                    (130)    (1,773)      (1,496)       (22,446)      $      616

CASH AT BEGINNING
 OF PERIOD                               746     11,407        2,112         32,080

CASH AT END OF PERIOD                $   616  $   9,634     $    616      $   9,634

 The accompanying notes are an integral part of these financial statements.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
                JUNE 30, 2000, AND JUNE 30, 1999


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

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
                JUNE 30, 2000, AND JUNE 30, 1999

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

Three and Nine Months Ended June 30, 2000, and 1999

     The Company sold no products and generated no revenues for the three-month periods that ended June 30, 2000 and 1999. Revenues from operations for the nine-month periods that ended June 30, 2000 and 1999 were $0 and $6,015, respectively. Cost of goods sold for those same periods were $0 and $2,543, respectively. This decrease in revenues and cost of goods sold is attributable to the Company ceasing all operations in the retail catalogue business in August of 1999. Since ceasing operations, the Company has generated no revenue and remained inactive other than seeking to acquire another business opportunity.

     The Company had expenses of $180 for the three months ended June 30, 2000, compared to $11,077 for the same period in 1999. The Company had expenses of $546 for the nine months ended June 30, 2000, compared to $28,567 for the nine months ended June 30, 1999. This decrease in expenses is due to the Company ceasing all operations in the retail catalogue business in August of 1999. Expenses for the last nine months consisted of bank charges, taxes and licenses, fees and rent paid to a shareholder.

     As a result of the foregoing, the Company realized a net loss of $180 for the nine months ended June 30, 2000, compared to a net loss of $11,077 for the nine months ended June 30, 1999. Again, this decrease is attributable to the Company ceasing unprofitable operations in the retail catalogue business, and incurring expenses related to the general corporate administration of a public corporation.

Liquidity and Capital Resources

     At June 30, 2000, the Company had cash on hand in the amount of $616 and prepaid expenses in the amount of $1,000, giving the Company a working capital of approximately $1,616.

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

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     Included only with the electronic filing of this report is the Financial Data Schedule for the nine-month period that ended
June 30, 2000 (Exhibit Ref. No. 27).

Reports on Form 8-K

     None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GOURMET GIFTS, INC


Date: December 22, 2000            By:/s/Johne Phelps
                                         Johne Phelps, President