Form 10KSB
period 2000-09-30
GOURMET GIFTS INC
filed 2001-01-12
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
September 30, 2000, or

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

The Registrant's revenues for its most recent fiscal year:  $0

The aggregate market value of voting stock held by non-
affiliates:  $26,500

As of December 20, 2000, the Registrant had outstanding 896,000 shares of common stock, par value $0.001.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                3

2.   Description of Property                                7

3.   Legal Proceedings                                      7

4.   Submission of Matters to a Vote of Security Holders    7

Part II

5.   Market for Common Equity and Related Stockholder       7
     Matters

6.   Management's Discussion and Analysis and Plan of       8
     Operation

7.   Financial Statements                                   9

8.   Changes in and Disagreements with Accountants          9
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control   9
     Persons; Compliance with Section 16(a) of the
     Exchange Act

10.  Executive Compensation                                 11

11.  Security Ownership of Certain Beneficial Owners and    11
     Management

12.  Certain Relationships and Related Transactions         12

13.  Exhibits and Reports on Form 8-K                       13

Signatures                                                  13

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Years Ended September 30, 2000 and 1999

     The Company's revenues from operations for the years ended September 30, 2000 and 1999 were $0 and $6,015, respectively. Cost of goods sold for those same periods were $0 and $2,543, respectively. This decrease in revenues and cost of goods sold are attributable to the Company ceasing all operations in the retail catalogue business in August of 1999. Since ceasing operations, the Company has generated no revenue and remained inactive other than seeking to acquire another business opportunity.

     The Company had expenses of $4,900 for the year ended September 30, 2000, compared to $30,197 for the year ended September 30, 1999. This decrease in expenses is due to the Company ceasing all operations in the retail catalogue business in August of 1999. Expenses for the last fiscal year consisted of professional services, bank charges, taxes and licenses, fees, rent, and interest expense. The interest expense accrued on a 12% $3,000 promissory note held by a shareholder.

     As a result of the foregoing, the Company realized a net loss of $4,900 for the year ended September 30, 2000, compared to a net loss of $26,725 for the year ended September 30, 1999. Again, this decrease is attributable to the Company ceasing unprofitable operations in the retail catalogue business, and incurring maintenance expenses related to the general corporate administration of an inactive public corporation.

Liquidity and Capital Resources

     At September 30, 2000, the Company's assets consisted of $313 in cash on hand. The Company's liabilities consisted of a $3,000 note payable to a shareholder with $51 of interest payable, giving the Company a working capital deficit of approximately ($2,738), compared to a working capital of $2,162 at September 30, 1999. This decrease in working capital is due to the note payable as well as the past years general and administrative expenses without any cash inflow.

     The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management will attempt to raise capital for its current operational needs through debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect. Although the Company has no material commitments for capital expenditures for the next twelve months, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity.

      The Company has been unprofitable since its inception in 1977, and unless the Company can obtain additional financing or a business opportunity, its ability to continue as a going concern for the next twelve-month period is doubtful.

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

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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

ITEM 10.  EXECUTIVE COMPENSATION

     The Company has no agreement or understanding, express or implied, with any director, officer or principal stockholder, or their affiliates or associates, regarding compensation in the form of salary, bonuses, stocks, options, warrants or any other form of remuneration, for services performed on behalf of the Company. Nor are there compensatory plans or arrangements, including payments to any officer in relation to resignation, retirement, or other termination of employment with the Company, or any change in control of the Company, or a change in the officer's responsibilities following a change in control of the Company. Notwithstanding the foregoing, the Company paid $10,000 to Johne Phelps and $2,214 to Lorrie A. Miller as compensation for services rendered on behalf of the Company during the fiscal year of 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth as of December 26, 2000, the number and percentage of the 896,000 issued and outstanding shares of the Company's common stock, par value $0.001, which according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address
of Beneficial Owner            Common Shares         Percent of Class

Robert Deller                     100,000               11.16%
2017 Tremont Lane
Reno, NV  89509

David Dorton                       60,000                6.69%
2441 Tech Center Ct., #110
Las Vegas, NV  89129

Kim Farran                        120,000               13.39%
3250 Platte River Ct.
Reno, NV  89503

Justin Guidi                       60,000                6.69%

355 Broadway #10
Reno, NV  89502

Jeff Holmes                       50,000                5.58%
P.O. Box 11207
Zephyr Cove, NV 89448

Lorrie A. Miller (1)              2,000                 0.22%
1530 Harvard Way
Reno, NV  89502

Stephen J. Nicolatus             60,000                 6.69%
856 Peach Canyon Circle
Las Vegas, NV  89134

Johne Phelps (1)                 50,000                 5.58%
253 D'Emerald
Sparks, NV  89434

Leisa C. Stilwell (2)            94,000                10.49%
7604 Delaware Bay Drive
Las Vegas, NV  89128

Stanley K. Stilwell (2)          94,000                10.49%
7604 Delaware Bay Drive
Las Vegas, NV  89128

All officers and directors as a  52,000                 5.8%
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In September of 1997, the Company (in connection with its formation) issued 100,000 shares of common stock to Kim Farran for $2,000 in cash. Kim Farran was an officer and director of the Company.

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

     In August of 2000, the Company received $3,000 in cash from Kim Farran in exchange for a two-year 12% promissory note. Mr.
Farran is the beneficial owner of more than 5% of the Company's common stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits.

Exhibit   SEC Ref.  Title of Document                  Location
No.       No.

1         (10)      Promissory Note                    Attached
2         (27)      Financial Data Schedule            Attached

Form 8-K Filings.

      No reports on Form 8-K were filed for the fourth quarter year ended September 30, 1999.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GOURMET GIFTS, INC.
Date:  December 22, 2000

                                   /s/ Johne Phelps
                                       Johne Phelps, President

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 22, 2000                /s/ Johne Phelps
                                     Johne Phelps, President and Director

December 22, 2000                /s/ Lorrie A. Miller
                                     Lorrie A. Miller, Secretary/Treasurer and
                                     Director

                            PART F/S


                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                      FINANCIAL STATEMENTS
                     SEPTEMBER 30,2000, AND
                        SEPTEMBER 30,1999


                              INDEX

                                                      Page Number

     INDEPENDENT ACCOUNTANT'S REPORT                        15

FINANCIAL STATEMENT

     Balance Sheets                                         16

     Statements of Operations and Deficit
     Accumulated During the Development Stage               17

     Statement of Changes in Stockholders' Equity           18

     Statements of Cash Flows                               19

     Notes to the Financial Statements                      20

DAVID E. COFFEY            3651 LINDELL ROAD, SUITE A, LAS VEGAS, NEVADA 89103
CERTIFIED PUBLIC ACCOUNTANT            (702) 871-3979

                 INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of Gourmet Gifts, Inc.
Sparks, Nevada

I have audited the accompanying balance sheets of Gourmet Gifts, Inc. (a development stage company) as of September 30, 2000, and September 30, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the three and twelve month periods then ended, as well as the cumulative period from September 24, 1997, (date of inception) to September 30, 2000. These statements are the responsibility of Gourmet Gifts, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Gourmet Gifts, Inc. as of September 30, 2000, and September 30, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the three and twelve month periods then ended, as well as the cumulative period from September 24, 1997, in conformity with generally accepted accounting principles


David Coffey, C. P. A.
Las Vegas, Nevada
November 17, 2000

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS


                                            Fiscal year ended September 30,
                                                  2000           1999

ASSETS

Cash                                            $      313    $  2,112
Receivable from stockholder                              0          50

     Total Assets                               $      313    $  2,162

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable to stockholder                      3,000    $      0
Interest payable                                        51           0

     Total Liabilities                               3,051           0

Stockholders' Equity
          Common stock, authorized 25,000,000
          shares at $.001 par value, issued and
          outstanding 896,000 shares                   896          896
          Additional paid-in capital                29,311       29,311
          Deficit accumulated during the
          development stage                        (32,945)     (28,045)

          Total Stockholders' Equity                (2,738)       2,162

Total Liabilities and Stockholders' Equity       $     313   $    2,162

The accompanying notes are an integral part of these financial statements.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
              STATEMENTS OF OPERATIONS AND DEFICIT
            ACCUMULATED DURING THE DEVELOPMENT STAGE
            (With Cumulative Figures From Inception)


                                                                                     From Inception,
                          Three months ended Sept. 30,  Twelve months ended Sept 30, Sept. 24, 1997, to
                                2000        1999             2000           1999     Sept. 30, 2000
Net sales                    $       0    $       0       $       0   $   6,015    $  6,015
Cost of goods sold                   0            0               0       2,543       2,543

     Gross profit                    0            0               0       3,472       3,472

Expenses
    Outside services                 0            0               0           0         200
    Consulting                       0          950               0      16,715      16,715
    Office expenses                  0            0               0         147         147
    Professional services        4,242          500           4,242       5,650      10,392
    Bank charges                    45           45             180         191         536
    Taxes and licenses               0           50             100         375         930
    Fees                            15            0             242           0         242
    Advertising                      0            0               0       1,799       1,799
    Spoilage                         0            0               0       3,293       3,293
    Loss on disposal of
     packaging supplies              0            0               0       1,942       1,942
    Rent                             0           85              85          85         170
    Interest                        51            0              51           0          51

Total expenses                   4,353        1,630           4,900      30,197      36,417

Net loss                        (4,353)      (1,630)         (4,900)    (26,725)  $ (32,945)

Retained earnings,
beginning of period            (28,592)     (26,415)        (28,045)     (1,320)

Deficit accumulated during
the development stage        $ (32,945)   $ (28,045)      $ (32,945)  $ (28,045)

Earnings ( loss ) per share
assuming dilution:
Net loss                     $   (0.01)   $    0.00       $   (0.01)  $   (0.03)  $   (0.05)

Weighted average
Shares outstanding             896,000      896,000         896,000     896,000     698,611


The accompanying notes are an integral part of these financial statements.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE PERIOD FROM SEPTEMBER 24,1997, (Date of Inception)
                      TO SEPTEMBER 30, 2000


                                                 Additional
                              Common Stock        Paid-in
                         Shares         Amount    Capital            Total

Balance,
September 24, 1997       ---          $  ---      $   ---        $    ---

Issuance of common
stock for cash
September, 1997        250,000           250       4,750            5,000

Balance, September
30, 1997               250,000           250       4,750            5,000

Issuance of common
stock for cash
September, 1998        646,000           646       31,654          32,300

Less offering costs          0             0       (6,215)         (6,215)

Less net loss                0             0            0          (1,320)

Balance, September
30, 1998               896,000           896       30,189          29,765

Less offering costs          0             0         (878)           (878)

Less net loss                0             0            0         (26,725)

Balance, September
30, 1999               896,000           896       29,311           2,162

Less net loss                0             0            0          (4,900)

Balance, September
30, 2000               896,000          $896      $29,311         $(2,738)




The accompanying notes are an integral part of these financial statements

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOWS
             (With Cumulative Figures From Inception

                                                                                     From Inception,
                   Three months ended Sept. 30,    Twelve months ended Sept. 30,     Sept. 24, 1997, to
                            2000      1999               2000         1999           to Sept. 30, 2000
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                 $ (4,353)  $ (1,630)          $ (4,900)   $ (26,725)        $   (32,945)
Non-cash items included
in net loss                     0          0                  0            0                   0
Adjustments to reconcile net
loss to cash used by
operating activity
  Prepaid expenses          1,000          0                  0            0                   0
  Receivable from
  stockholder                   0        450                 50          (50)                  0
  Note payable to
  stockholder               3,000          0              3,000            0               3,000
  Interest payable
   to stockholder              51          0                 51            0                  51
  Accounts payable              0       (500)                 0       (2,315)                  0

NET CASH PROVIDED BY
OPERATING ACTIVITIES         (302)    (1,680)            (1,799)     (29,090)            (29,894)

CASH FLOWS USED BY
INVESTING ACTIVITIES            0          0                  0            0                   0

  NET CASH USED BY
  INVESTING ACTIVITIES          0          0                  0            0                   0

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock          0          0                  0            0                 896
  Paid-in capital               0          0                  0            0              36,404
  Less offering costs           0          0                  0         (878)             (7,093)

NET CASH PROVIDED BY
FINANCING ACTIVITIES            0          0                  0         (878)             30,207

NET INCREASE IN CASH         (302)    (1,680)            (1,799)     (29,968)             $  313

CASH AT BEGINNING
 OF PERIOD                    615      3,792              2,112       32,080

CASH AT END OF PERIOD      $  313    $ 2,112             $  313     $  2,112



The accompanying notes are an integral part of these financial statements.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
           SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999


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

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
           SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999

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

          In August of 2000, a shareholder advanced $3,000 to the Company, evidenced by a Note payable on demand plus 12% annual interest.

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