Form 10QSB
period 2000-12-31
GOURMET GIFTS INC
filed 2001-02-14
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE  ONLY  TO  ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of February 12, 2001, the Registrant had outstanding 896,000 shares of Common Stock, par value $0.001.

                           FORM 10-QSB
                       GOURMET GIFTS, INC.

                              INDEX
                                                       Page

PART I.    Financial Information                          2

           Independent Accountants Report                 3

           Balance Sheets - December 31, 2000 and         4
           December 31, 1999

           Statements of Operations - Three Months        5
           Ended December 31, 2000 and 1999, and
           From Inception (September 24, 1997) to
           December 31, 2000

           Statement  of  Changes in  Stockholders'       6
           Equity From Inception (September 24, 1997) to
           December 31, 2000

           Statements of Cash Flows - Three Months        7
           Ended December 31, 2000 and 1999, and
           From Inception (September 24, 1997) to
           December 31, 2000

           Notes to Financial Statements                  8

           Management's Discussion and Analysis or       11
           Plan of Operation

PART II.   Other Information                             12

SIGNATURES                                               12



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

PART F/S


                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                      FINANCIAL STATEMENTS
                     DECEMBER 31, 2000, AND
                        DECEMBER 31, 1999


                              INDEX

                                                      Page Number

     INDEPENDENT ACCOUNTANT'S REPORT                         3

FINANCIAL STATEMENT

     Balance Sheets                                          4

     Statements of Operations and Deficit
     Accumulated During the Development Stage                5

     Statement of Changes in Stockholders' Equity            6

     Statements of Cash Flows                                7

     Notes to the Financial Statements                       8

David E. Coffey    3651 LINDELL ROAD, SUITE 1, LAS VEGAS, NV  89103
Certified Public Accountant




                 INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of Gourmet Gifts, Inc.
Reno, Nevada

     I have reviewed the accompanying financial statements of Gourmet Gifts, Inc. for the three month periods ended December
31, 2000, and December 31, 1999. These financial statements are the responsibility of Gourmet Gifts, Inc.'s management.

     I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of the interim financial consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, no such opinion is expressed.

     Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles established by the American Institute of Certified Public Accountants.


David E. Coffey, C. P. A.
Las Vegas, Nevada
February 5, 2001

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS




                                                      December 31,  December 31,
                                                        2000         1999

ASSETS

Cash                                                   $    183  $  1,017
Accounts receivable-stockholders                              0        50
Prepaid expenses                                              0     1,000

     Total Assets                                      $    183  $  2,067

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                          6,207  $      0
Notes payable to stockholder                              5,950         0
Interest payable                                            162         0

     Total Liabilities                                   12,319         0

Stockholders' Equity
          Common stock, authorized 25,000,000
          shares at $.001 par value, issued and
          outstanding 896,000 shares                        896       896
          Additional paid-in capital                     29,311    29,311
          Deficit accumulated during the
          development stage                             (42,343)  (28,140)

          Total Stockholders' Equity                    (12,136)    2,067

Total Liabilities and Stockholders' Equity             $    183 $   2,067


The accompanying notes are an integral part of these financial statements.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
              STATEMENTS OF OPERATIONS AND DEFICIT
            ACCUMULATED DURING THE DEVELOPMENT STAGE
            (With Cumulative Figures From Inception )

                                                   From Inception,
                   Three months ended December 31, Sept. 24, 1997 to
                           2000         1999       Dec. 31, 2000
Net sales                  $      0     $      0    $  6,015
Cost of goods sold                0            0       2,543

     Gross profit                 0            0       3,472

Expenses
     Outside services             0            0         200
     Consulting                   0            0      16,715
     Office expenses              0            0         147
     Professional services    9,157            0      19,549
     Bank charges                30           45         566
     Taxes and licenses           0           50         930
     Fees                       100            0         342
     Advertising                  0            0       1,799
     Spoilage                     0            0       3,293
     Loss on disposal of
       packaging supplies         0            0       1,942
     Rent                         0            0         170
     Interest                   111            0         162
Total expenses                9,398           95      45,815

Net loss                     (9,398)         (95)   $(42,343)

Retained earnings,
beginning of period         (32,945)     (28,045)

Deficit accumulated during
the development stage      $(42,343)   $ (28,140)

Earnings ( loss ) per share
  assuming dilution:
Net loss                   $  (0.01)   $    0.00    $  (0.06)

Weighted average shares
outstanding                 896,000      896,000     713,795


The accompanying notes are an integral part of these financial statements.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE PERIOD FROM SEPTEMBER 24, 1997, (Date of Inception)
                      TO DECEMBER 31, 2000

                                                                     Deficit
                                                         Additional accumulated during
                                          Common Stock     Paid-in  development
                                        Shares    Amount   Capital    stage            Total
Balance,
September 24, 1997                       ---   $     ---   $   ---  $     ---     $       ---

Issuance of common stock for cash
September, 1997                      250,000         250     4,750           0          5,000

Balance, September 30, 1997          250,000         250     4,750           0          5,000

Issuance of common stock for cash
September, 1998                      646,000         646    31,654           0         32,300

Less offering costs                        0           0    (6,215)          0         (6,215)

Less net loss                              0           0         0      (1,320)        (1,320)

Balance, September 30, 1998          896,000         896    30,189      (1,320)        29,765

Less offering costs                        0           0      (878)          0           (878)

Less net loss                              0           0         0     (26,725)       (26,725)

Balance, September 30, 1999          896,000         896    29,311     (28,045)         2,162

Less net loss                              0           0         0      (4,900)        (4,900)

Balance, September 30, 2000          896,000         896    29,311     (32,945)        (2,738)

Less net loss                              0           0         0      (9,398)        (9,398)

Balance, December 31, 2000           896,000         896    29,311     (42,343)       (12,136)


The accompanying notes are an integral part of these financial statements

                      GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOWS
             (With Cumulative Figures From Inception)


                                                               From Inception,
                               Three months ended December 31, Sept. 24, 1997,
                                         2000        1999      Dec. 31,   2000
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                               $  (9,398) $     (95)  $  (42,343)
Non-cash items included in net loss            0          0            0
Adjustments to reconcile net loss to
  cash used by operating activity
     Prepaid expenses                          0     (1,000)           0
     Note payable to stockholder           2,950          0        5,950
     Interest payable to stockholder         111          0          162
     Accounts payable                      6,207          0        6,207

     NET CASH PROVIDED BY
     OPERATING ACTIVITIES                   (130)    (1,095)     (30,024)

CASH FLOWS USED BY
INVESTING ACTIVITIES                           0          0            0

     NET CASH USED BY
     INVESTING ACTIVITIES                      0          0            0

CASH FLOWS FROM FINANCING
ACTIVITIES
     Sale of common stock                      0          0          896
     Paid-in capital                           0          0       36,404
     Less offering costs                       0          0       (7,093)


     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                      0          0       30,207

     NET INCREASE IN CASH                   (130)    (1,095)  $      183

CASH AT BEGINNING OF PERIOD                  313      2,112

     CASH AT END OF PERIOD             $     183   $  1,017


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

          In August of 1999, a shareholder advanced $3,000 to the Company, evidenced by a Note payable in two years plus
          12% annual interest, compounded.

          In December of 2000, a shareholder advanced $2,950 to the Company and took a Note payable in two years plus
          12% annual interest, compounded.

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

Three Months Ended December 31, 2000, and 1999

     The Company had no costs or revenues from operations for the three-month periods that ended December 31, 2000 and 1999, which is attributable to the Company ceasing all operations in the retail catalogue business. Since ceasing operations in August of 1999, the Company has remained inactive other than seeking to acquire a business opportunity.

     The Company had expenses of $9,398 for the three months ended December 31, 2000, compared to $95 for the three months ended December 31, 1999. This increase in expenses is attributable to the costs associated in complying with the duties of a publicly held and fully reporting company pursuant to
Section 13 of the Securities Exchange Act of 1934.

     As a result of the foregoing, the Company realized a net loss of $9,398 for the three months ended December 31, 2000, compared to a net loss of $95 for the three months ended December 31, 1999. Again, this increase in net losses is attributable to the costs associated with a fully reporting company with no revenues.

Liquidity and Capital Resources

     At December 31, 2000, the Company had $183 in cash set off by $6,207 in accounts payable, $5,950 in notes payable to shareholders with $162 in interest payable giving the Company a working capital deficit of approximately $12,136. The notes payable to shareholders are two-year notes issued August 10, 2000 and December 11, 2000 and accrue at a 12% annual interest, compounded.

     The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management will, as it has in the past, attempt to raise additional capital for its current operational needs through debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period it acquires an interest in a business opportunity.

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

                   PART II.  OTHER INFORMATION

Related Party Transactions

     In December 2000, the Company received an advance of $2,950 from Stanley K. Stilwell in exchange for a note payable in two years plus 12% annual interest, compounded. Mr. Stilwell is the beneficial owner of more than 5% of the Company's common stock.

EXHIBITS AND REPORTS ON FORM 8-K

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits.

SEC Ref. No.   Title of Document                       Location

10.1          Promissory Note dated 12/11/2000         Attached

Reports on Form 8-K

     None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GOURMET GIFTS, INC


Date: February 12, 2001       By: /s/ Johne Phelps
                                  President, Chief Executive
                                  Officer, and Director


Date: February 12, 2001       By: /s/ Lorrie Miller
                                  Secretary, Chief Financial
                                     Officer, and Director