Form 10QSB
period 2001-03-31
GOURMET GIFTS INC
filed 2001-05-08
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE  ONLY  TO  ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
As  of  April  27, 2001, the Registrant had outstanding  896,000 shares of Common Stock, par value $0.001.

FORM 10-QSB
                       GOURMET GIFTS, INC.

                              INDEX
                                                               Page

PART I.    Financial Information                                 2

           Independent Accountants Report                        3

           Balance Sheets - March 31, 2001 and                   4
           March 31, 2000

           Statements  of Operations -Three and Six Months       5
           Ended March 31, 2001 and 2000, and
           From Inception (September 24, 1997) to March 31, 2001

           Statement  of  Changes in  Stockholders' Equity       6
           From Inception (September 24, 1997) to March 31, 2001

           Statements of Cash Flows -Three and  Six Months       7
           Ended March 31, 2001 and 2000, and
           From Inception (September 24, 1997) to March 31, 2001

           Notes to Consolidated Financial Statements            8

           Management's  Discussion  and  Analysis, and         10
           Plan of Operation

PART II.   Other Information                                    11

SIGNATURES                                                      11



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




                 INDEPENDENT ACCOUNTANTS REPORT


To the Board of Directors and Stockholders of Gourmet Gifts, Inc.
Reno, Nevada

     I have reviewed the accompanying financial statements of Gourmet Gifts, Inc. for the three and six-month periods ended March 31, 2001 and March 31, 2000. These financial statements are the responsibility of Gourmet Gifts, Inc.'s management.

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


/s/ David E. Coffey C.P.A
David Coffey, C. P. A.
Las Vegas, Nevada
November 15, 2000

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS




                                        March 31,       March 31,
                                        2000           2000

ASSETS

Cash                                  $    183          $    746
Accounts receivable-stockholders             0                50
Prepaid expenses                             0             1,000

     Total Assets                     $    183          $  1,796

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                      $ 11,633         $       0
Notes payable to stockholders            6,950                 0
Interest payable                           354                 0

     Total Liabilities                  18,937                 0

Stockholders' Equity
 Common stock, authorized 25,000,000
  shares at $.001 par value, issued and
  outstanding 896,000 shares                896               896
 Additional paid-in capital              29,311            29,311
 Deficit accumulated during the
  development stage                     (48,961)          (28,411)

   Total Stockholders' Equity            18,754             1,796

Total Liabilities and Stockholders'   $     183        $    1,796


 The accompanying notes are an integral part of these financial statements.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
              STATEMENTS OF OPERATIONS AND DEFICIT
            ACCUMULATED DURING THE DEVELOPMENT STAGE
            (With Cumulative Figures From Inception)

                                                                               From Inception,
                     Three months ended March 31,  Six months ended March 31,  Sept. 24, 1997, to
                               2001         2000       2001         2000       March 31, 2001

Net sales                   $         0   $      0   $        0   $      0   $    6,015
Cost of goods sold                    0          0            0          0        2,543

     Gross profit                     0          0            0          0        3,472

Expenses
    Outside services                  0          0            0          0          200
    Consulting                        0          0            0          0       16,715
    Office expenses                   0          0            0          0          147
    Professional services         6,426          0       15,583          0       25,975
    Bank charges                      0         45           30         90          566
    Taxes and licenses                0          0            0        226          930
    Fees                              0        226          100         50          342
    Advertising                       0          0            0          0        1,799
    Spoilage                          0          0            0          0        3,293
    Loss on disposal of
       packaging supplies             0          0            0          0        1,942
    Rent                              0          0            0          0          170
    Interest                        192          0          303          0          354

Total expenses                    6,618        271       16,016        366       52,433

Net loss                         (6,618)      (271)     (16,016)      (366)  $  (48,961)

Retained earnings,
beginning of period             (42,343)   (28,140)     (32,945)   (28,045)

Deficit accumulated during
the development stage        $  (48,961)  $(28,411)  $  (48,961)  $(28,411)

Earnings ( loss ) per share
assuming dilution:
Net loss                     $    (0.01)  $   0.00   $    (0.02)  $   0.00   $   (0.07)

Weighted average
Shares outstanding              896,000    896,000      896,000    896,000     726,810


 The accompanying notes are an integral part of these financial statements.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE PERIOD FROM SEPTEMBER 24,1997, (Date of Inception)
                        TO MARCH 31, 2001

                                                                  Deficit accumul-
                                                       Additional  ated during the
                                      Common Stock      Paid-in     development
                                   Shares     Amount    Capital       stage        Total
Balance,
September 24, 1997                     ---   $   ---   $    ---   $       ---   $      ---

Issuance of common stock for cash
September, 1997                    250,000       250      4,750             0         5,000

Balance, September 30, 1997        250,000       250      4,750             0         5,000

Issuance of common stock for cash
September, 1998                    646,000       646     31,654             0        32,300

Less offering costs                      0         0     (6,215)            0        (6,215)

Less net loss                            0         0          0        (1,320)       (1,320)

Balance, September 30, 1998        896,000       896     30,189        (1,320)       29,765

Less offering costs                      0         0       (878)            0          (878)

Less net loss                            0         0          0       (26,725)      (26,725)

Balance, September 30,1999         896,000       896     29,311       (28,045)        2,162

Less net loss                            0         0          0        (4,900)       (4,900)

Balance, September 30, 2000        896,000       896     29,311       (32,945)       (2,738)

Less net loss                            0         0          0       (16,016)      (16,016)

Balance, March 31, 2001            896,000   $   896   $ 29,311   $   (48,961)  $   (18,754)


 The accompanying notes are an integral part of these financial statements

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOWS
             (With Cumulative Figures From Inception

                                                                                          From Inception,
                              Three months ended March 31,  Six months  ended March 31,   Sept. 24, 1997, to
                                         2001       2000        2001          2000        to March 31, 2001
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                               $ (6,618)  $   (271)  $  (10,590)  $   (366)  $  (48,961)
Non-cash items included in net loss           0          0            0          0            0
Adjustments to reconcile net loss to
cash used by operating activity
     Prepaid expenses                         0          0            0     (1,000)           0
     Note payable to stockholder          1,000          0        3,950          0        6,950
     Interest payable to stockholder        192          0          303          0          364
     Accounts payable                     5,426          0        6,207          0       11,633

NET CASH PROVIDED BY
OPERATING ACTIVITIES                          0       (271)        (130)    (1,366)     (30,024)

CASH FLOWS USED BY
INVESTING ACTIVITIES                          0          0            0          0            0

     NET CASH USED BY
     INVESTING ACTIVITIES                     0          0            0          0            0

CASH FLOWS FROM FINANCING
ACTIVITIES
     Sale of common stock                     0          0            0          0          896
     Paid-in capital                          0          0            0          0       36,404
     Less offering costs                      0          0            0          0       (7,093)

NET CASH PROVIDED BY
FINANCING ACTIVITIES                          0          0            0          0       30,207

NET INCREASE IN CASH                          0       (271)        (130)    (1,366)  $      183

CASH AT BEGINNING
 OF PERIOD                                  183      1,017          313      2,112

CASH AT END OF PERIOD                  $    183   $    746   $      183   $    746

 The accompanying notes are an integral part of these financial statements.

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
               MARCH 31, 2001, AND MARCH 31, 2000


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

                       GOURMET GIFTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
               MARCH 31, 2001, AND MARCH 31, 2000

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

          In December of 2000, a shareholder advanced $2,950 to the Company and took its Note payable in two years plus
          12% annual interest, compounded.

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

Three and Six Months Ended March 31, 2001 and 2000

     The Company had no operations and generated no revenue for the three and six-month periods ended March 31, 2001 and 2000.

     The Company had expenses of $6,618 for the three months ended March 31, 2001, as compared to $271 for the same period in 2000. The Company had expenses of $16,016 for the six months ended March 31, 2001, as compared to $366 for the six months ended March 31, 2000. This increase in expenses is primarily attributable to the administrative, legal, professional, and accounting costs associated with the duties of a publicly reporting company.

     As a result of the foregoing, the Company realized a net loss of $16,016 for the six months ended March 31, 2001, as compared to a net loss of $366 for the six months ended March 31, 2000. Again, this increase in the Company's net loss is due to the costs associated with being a reporting public company.

Liquidity and Capital Resources

     At March 31, 2001, the Company had cash on hand in the amount of $183, accounts payable in the amount of $11,633, and notes with interest payable to stockholders in the amount of $7,304. As a result, the Company had a working capital deficit of $18,754, as compared to a working capital of $1,796 at March 31, 2000. This decrease in working capital is primarily attributable to the accounting and legal fees associated with bringing the Company current in its reporting requirements with the SEC.

     The Company has been able to meet its operational needs through advances from major shareholders. However, the Company does not have sufficient cash to meet its operational needs for the next twelve months. Management, like in the past, will attempt to raise capital for its current operational needs through additional loans from its officers and shareholders, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion of capital, and there are no assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity.
Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

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

     None

Reports on Form 8-K

     None

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GOURMET GIFTS, INC


Date:  April 27, 2001         By: /s/ Johne Phelps
                              President


Date:  April 27, 2001         By: /s/ Lorrie A. Miller
                              Secretary/Chief Financial Officer