Form 10QSB
period 2001-06-30
GOURMET GIFTS INC
filed 2001-08-06
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
As  of  August  2, 2001, the Registrant had outstanding  896,000 shares of Common Stock, par value $0.001.

                           FORM 10-QSB
                       GOURMET GIFTS, INC.

                              INDEX
                                                                    Page

PART I.    Financial Information                                      2

           Independent Accountants Report                             3

           Balance Sheets - June 30, 2001 and June 30, 2000           4

           Statements of Operations - Three and Nine Months           5
           Ended June 30, 2001 and 2000, and From Inception
          (September 24, 1997) to June 30, 2001

           Statement of Changes in Stockholders' Equity               6
           From Inception (September 24, 1997) to June 30, 2001

           Statements of Cash Flows -Three and Nine Months            7
           Ended June 30, 2001 and 2000, and From Inception
           (September 24, 1997) to June 30, 2001

           Notes to Consolidated Financial Statements                 8

           Management's Discussion and Analysis, and                 11
           Plan of Operation

PART II.   Other Information                                         12

SIGNATURES                                                           12

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




                 INDEPENDENT ACCOUNTANTS REPORT


To the Board of Directors and Stockholders of Gourmet Gifts, Inc.
Reno, Nevada

     I have reviewed the accompanying financial statements of Gourmet Gifts, Inc. for the three and nine-month periods ended
June 30, 2001 and June 30, 2000. These financial statements are the responsibility of Gourmet Gifts, Inc.'s management.

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


/s/ David E. Coffey C.P.A
David Coffey, C. P. A.
Las Vegas, Nevada
July 18, 2001

GOURMET GIFTS, INC,
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                    June 30,     June 30,
                                      2001         2000
ASSETS
Cash                               $        0    $      616
Prepaid expenses                            0         1,000

     Total Assets                  $        0    $    1,616

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                       16,239             0
Notes payable to stockholders           7,750             0
Interest payable                          399             0

     Total Liabilities                 24,388             0

Stockholders' Equity
 Common stock, authorized 25,000,000
 shares  at $.001 par  value, issued
 and outstanding 896,000 shares           896           896
Deficit accumulated during the
 development stage                     29,311        29,311

      Total Stockholders' Equity     (24,388)         1,616

Total Liabilities and
 Stockholders' Equity             $        0      $   1,616

The accompanying notes are an integral part of these financial statements.

GOURMET GIFTS, INC,
(A DEVELOPMFNT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From inception)

                         Three months ended     Nine months ended          From
                              June 30,               June 30,           Inception,
                                                                         Sept.24,
                                                                         1997 to
                         2001        2000       2001        2000         June 30,
                                                                          2001
Net sales              $       0   $      0   $       0   $        0   $     6,015
Costs of goods sold            0          0           0            0         2,543

   Gross profit                0          0           0            0         3,472

Expenses
  Outside services             0          0           0            0           200
  Consulting                   0          0           0            0        16,715
  Office expenses              0          0           0            0           147
  Professional services    5,366          0      20,939            0        31,331
  Bank Charges                 0         45          30          135           566
  Taxes and licenses           0         50           0          100           930
  Fees                        50          0         150          226           392
  Advertising                  0          0           0            0         1,799
  Spoilage                     0          0           0            0         3,293
  Loss of disposal of
   packaging supplies          0          0           0            0         1,942
  Rent                         0         85           0           85       170,582
  Interest                   228          0         531            0        58,067

Total expenses             5,634        180      21,650          546   $   (54,595)

Net loss                  (5,634)      (180)    (21,650)        (546)  $   (54,595)

Retained earnings,
  beginning of period    (48,961)   (28,411)    (32,945)     (28,045)

Deficit accumulated
during the development
stage                   $(54,595)  $(28,591)  $ (54,595)   $ (28,591)

Earnings (loss) per
 share  assuming
 dilution               $  (0.01)  $   0.00   $   (0.02)   $    0.00    $   (0.07)
Net loss

Weighted average shares
  outstanding            896,000    896,000     896,000      896,000      738,089

The accompanying notes are an integral part of these financial statements.

GOURMET GIFTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY
FROM SEPTEMBER 24,1997, (Date of Inception) TO JUNE 30,2001

                                    Common Stock     Additional  Deficit accumul-
                                Shares      Amount     Paid-in   ated during the
                                                       Capital     development
                                                                      stage      Total
Balance, September 24,1997            --   $    --   $     --     $      --    $     --

Issuance of common stock
for cash September, 1997        250,000        250      4,750              0      5,000

Balance, September 30, 1997     250,000        250      4,750              0      5,000

Issuance of common stock
for cash, September, 1998       646,000        646     31,654              0     32,300

Less offering costs                   0          0     (6,215)             0     (6,215)

Less net loss                         0          0          0         (1,320)    (1,320)

Balance, September 30, 1998     896,000        896     30,189         (1,320)     29,765

Less offering costs                   0          0       (878)             0        (878)

Less net loss                         0          0          0        (26,725)    (26,725)

Balance, September 30,1999      896,000        896     29,311        (28,045)      2,162

Less net loss                         0          0          0         (4,900)     (4,900)

Balance, September 30, 2000     896,000        896     29,311        (32,945)     (2,738)

Less net loss                         0          0          0        (21,650)    (21,650)

Balance June 31, 2001           896,000   $    896   $ 29,311     $  (54,595)   $(24,388)

The accompanying notes are an integral parl of these financial statements

GOURMET GIFTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)


                             Three month ended      Nine months ended       From Inception
                                 June 30,               June 30,          Sept. 24, 1997 to
                              2001        2000       2001        2000      June 30, 2001
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES
Net Loss                    $  (5,834)  $   (180)  $ (21,650)  $    (546)  $  (54,595)

Non-cash  items included
 in net loss                        0          0                                    0
Adjustments to  reconcile
net loss to
 Cash used by operating
  activity
    Prepaid expenses                0          0           0      (1,000)           0
    Receivable from
     stockholder                    0         50           0          50            0
    Note payable to
     stockholder                  800          0       4,750           0        7,750
    Interest payable to
     stockholder                   45          0         348           0          399
    Accounts payable            4,606          0      16,239           0       16,239


   NET CASH PROVIDED BY
    OPERATING ACTIVITIES         (183)      (130)       (313)     (1,496)     (30,207)

CASH FLOWS USED BY
 INVESTING ACTIVITIES               0          0           0           0            0

    NET CASH USED BY
     INVESTING ACTIVITIES           0          0           0           0            0

CASH FLOWS FROM FINANCING
  ACTIVITIES
    Sale of common stock            0          0           0           0          896
    Paid-in capital                 0          0           0           0       36,404
    Less offering costs             0          0           0           0       (7,093)

     NET CASH PROVIDED BY
      FINANCING ACTIVITIES          0          0           0           0       30,207

     NET INCREASE IN CASH        (183)      (130)       (313)     (1,496)  $        0

CASH AT BEGINNING OF PERIOD       183        746         313       2,112

CASH AT END OF PERIOD        $      0   $    616   $       0   $     616

The accompanying notes are an integral part of these financial statements.

GOURMET GIFTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2001 AND JUNE 30, 2000

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on September 24, 1997, under the laws of the State of Nevada. The business purpose of the Company is the production and sale of gourmet gift items. In August of 1999, the Company had ceased operations and liquidated its inventories. The Company will resume operations if additional financing is obtained.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B FISCAL YEAR

In  October  of  1998, the Company adopted the period  October  1 through September 30 as its fiscal year.

NOTE C CHANGE OF INDEPENDENT ACCOUNTANTS

Financial statements for the period ended September 30, 1998, were audited by Albright, Persing, & Associates, Ltd., of Reno, Nevada. The Company named as its independent auditor David E.
Coffey, CPA for the audit of September 30, 1999, financial statements.

NOTE D OFFERING COSTS

Offering costs are reported as a reduction in the amount of paid-in capital received for sale of the shares,

NOTE E EARNINGS (LOSS) PER SHARE

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same,

GOURMET GIFTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2001 AND JUNE 30, 2000
(continued)

NOTE F STOCK OFFERINGS

In September of 1997, the Company completed the sale of 250,000 shares of its common stock at $.02 per share for $5,000. Then, in September of 1998, the Company issued another 646,000 shares of its common stock at $.05 per share for a total of $32,300. The proceeds were to be used for the production and sale of gourmet gift items,

NOTE G RELATED PARTY TRANSACTIONS

In September of 1997, the Company issued 260,000 shares of its common stock to officers at $.02 per share for a total of $5,000.

In May of 1999, the Company paid one of its shareholders $4,500 for services performed to complete filing requirements of the Securities & Exchange Commission.

Prior to ceasing operations, in August of 1999, the Company had paid two of its officers $10,000 and $2,214, respectively, for consulting services performed during start-up of operations.

In June of 1999, the Company sold the remainder of its packaging inventory to a shareholder for $500, which resulted in a loss of $1,942,

Stockholders of the Company have advanced moneys for the payment of continuing expenses, totaling $7,750 as of June 30, 2001, on promissory notes at 12% interest, compounded annually, due on the second anniversary.

NOTE H LIQUIDATION OF INVENTORY

In June of 1999, the Company liquidated its inventory. Spoiled perishable items at a cost of $3,293 were discarded at a total loss. Packaging supplies at a cost of $2,442 were sold to a shareholder for $500, which resulted in a loss of $1,942. The Company will resume operations if additional financing is obtained.

NOTE I SUSPENSION OF OPERATIONS

On  August  8, 1999, the Board of Directors resolved  to  suspend
operations  in  the  gift  box  business  and  to  pursue   other
opportunities which may become available.

GOURMET GIFTS, INC,
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2001 AND JUNE 30, 2000
(continued)

NOTE J NOTES PAYABLE

The Company has given unsecured promissory notes in exchange for payment of continuing expenses by two of its stockholders. The notes carry interest at the rate of 12 % per annum, compounded annually, due on the second anniversary of the note. The dates and amounts of each note are;
               8/10/00             3,000
               12/11/00            2,950
               2/23/01             1,000
               4/21101               800
                               ...........
               Total               7,760

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

Three and Nine Months Ended June 30, 2001, and 2000

     The Company had no operations and generated no revenue for the three and nine-month periods ended June 30, 2001 and 2000.

     The Company had expenses of $5,634 for the three months ended June 30, 2001, as compared to $180 for the same period in 2000. The Company had expenses of $21,650 for the nine months ended June 30, 2001, as compared to $546 for the nine months ended June 30, 2000. This increase in expenses is primarily attributable to the administrative, legal, professional, and accounting costs associated with the duties of a publicly reporting company.

     As a result of the foregoing, the Company realized a net loss of $21,650 for the nine months ended June 30, 2001, as compared to a net loss of $546 for the nine months ended June 30, 2000. Again, this increase in the Company's net loss is due to the costs associated with being a reporting public company.

Liquidity and Capital Resources

     At June 30, 2001, the Company had cash on hand in the amount of $0, accounts payable in the amount of $16,239, notes with interest payable to stockholders in the amount of $7,750 and interest payable of $399. As a result, the Company had a working capital deficit of $24,388, as compared to a working capital of $1,616 at June 30, 2000. This decrease in working capital is primarily attributable to the accounting and legal fees associated with bringing the Company current in its reporting requirements with the SEC.

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

                              GOURMET GIFTS, INC


Date:  August 6, 2001         By:/s/ Johne Phelps
                                     Johne Phelps, President


Date:  August 6, 2001         By:/s/ Lorrie A. Miller
                                     Lorrie A. Miller,
                                     Secretary/Chief Financial Officer