Form 10KSB
GOURMET GIFTS INC
filed 2001-10-12
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

Commission File No. 000-26017

GOURMET GIFTS, INC.

(Name of Small Business Issuer as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0375818 (IRS Employer Identification No.)

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

The aggregate market value of voting stock held by non-affiliates: $34,000

As of October 12, 2001, the Registrant had outstanding 1,096,000 shares of common stock, par value $0.001.

Documents incorporated by reference: None.

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

No matter was submitted to a shareholder vote for the fourth the quarter of the 2001 fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Over the Counter Bulletin Board under the symbol "GMGF". At October 11, 2001, there are approximately 46 holders of the Company's 1,096,000 issued and outstanding shares of common stock, $0.001 par value. Of the 1,096,000 shares, 624,000 are free trading. The following table shows the highs and lows of the closing bid and ask on the Company's stock from August 29, 2001 (first available) through September 28, 2001.
YEAR	CLOSING BID	CLOSING ASK
2001	HIGH	LOW	HIGH	LOW
August 29, 2001 Through September 28, 2001	.10	.10	.60	.60

The above quotations, as provided by the National Quotation Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

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

In September of 2001, the Company issued 200,000 shares of common stock to an individual in exchange for $25,000 cash. The shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The Company used the proceeds for payment of debt.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Years Ended September 30, 2001 and 2000

The Company's revenues from operations for the years ended September 30, 2001 and 2000 were $0 and $0, respectively. Cost of goods sold for those same periods were $0 and $0, respectively. Since ceasing operations, the Company has generated no revenue and remained inactive other than seeking to acquire another business opportunity.

The Company had expenses of $23,122 for the year ended September 30, 2001, compared to $4,900 for the year ended September 30, 2000. This increase in expenses is due to the Company becoming a reporting company and the increased legal and accounting costs. Expenses for the last fiscal year consisted of professional services, bank charges, taxes and licenses.

As a result of the foregoing, the Company realized a net loss of $23,122 for the year ended September 30, 2001, compared to a net loss of $4,900 for the year ended September 30, 2000. Again, this increase in net loss is due to the Company becoming a reporting company and the increased legal and accounting costs.

Liquidity and Capital Resources

At September 30, 2001, the Company's assets consisted of $898 in cash on hand. The Company's liabilities consisted of a $1,000 note payable to a shareholder on which interest has been forgiven, giving the Company a working capital deficit of approximately $102, compared to a working capital deficit of $2,738 at September 30, 2000. This decrease in working capital deficit is due to the Company receiving $25,000 for the sale of common stock and the noteholder forgiving interest due.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the officers and directors of the Company.
Name	Age	Positions	Since
Johne Phelps	53	President and Director	December, 1997
Lorrie A. Miller	31	Secretary/ Treasurer and Director	July, 1998

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

Section 16(a) Beneficial Owner Reporting Compliance.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended September 30, 2001 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of October 12, 2001, the number and percentage of the 1,096,000 issued and outstanding shares of the Company's common stock, par value $0.001, which according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.
Name and Address of Beneficial Owner	Common Shares	Percent of Class
Robert Deller (3) 2017 Tremont Lane Reno, NV 89509	110,000	10%
David Dorton 2441 Tech Center Ct., #110 Las Vegas, NV 89129	60,000	5.47%
Kim Farran 3250 Platte River Ct. Reno, NV 89503	120,000	10.94%
Justin Guidi 355 Broadway #10 Reno, NV 89502	60,000	5.47%
Lorrie A. Miller (1) 1530 Harvard Way Reno, NV 89502	2,000	0.18%
Stephen J. Nicolatus 856 Peach Canyon Circle Las Vegas, NV 89134	60,000	5.47%
Johne Phelps (1) 253 D'Emerald Sparks, NV 89434	50,000	4.56%
Leisa C. Stilwell (2) 7604 Delaware Bay Drive Las Vegas, NV 89128	94,000	8.57%
Stanley K. Stilwell (2) 7604 Delaware Bay Drive Las Vegas, NV 89128	94,000	8.57%
Joe D. Thomas 3191 S. Valley St., #201 Salt Lake City, UT 84109	200,000	18.24%
All officers and directors as a group: 2 persons	52,000	4.7%

(1) Officer and director of the Company.

(2) Stanley Stilwell and Leisa Stilwell are husband and wife. Mr. Stilwell holds 80,000 shares directly in his name and 10,000 shares indirectly under American Pension Services, an IRA. Mrs. Stilwell holds 4,000 shares indirectly under American Pension Services, an IRA.

(3) Mr. Deller holds 100,000 shares in his name and is the beneficial owner of 10,000 shares held in the name of Susie Deller.

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

Exhibits.

None.

Form 8-K Filings.

No reports on Form 8-K were filed for the fourth quarter year ended September 30, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOURMET GIFTS, INC.

Date: October 12, 2001 /s/

_____________________________________

Johne Phelps, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
October 12, 2001	/s/ Johne Phelps, President and Director
October 12, 2001	/s/ Lorrie A. Miller, Secretary/Treasurer and Director

PART F/S

GOURMET GIFTS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30,2000, AND

SEPTEMBER 30,1999

INDEX Page Number

INDEPENDENT ACCOUNTANT'S REPORT 16

FINANCIAL STATEMENTS

Balance Sheets 17

Statements of Operations and Deficit Accumulated During the Development Stage 18

Statement of Changes in Stockholders' Equity 19

Statements of Cash Flows 20

Notes to the Financial Statements 21

David E. Coffey 3651 Lindell Rd., Suite 1, Las Vegas, Nevada 89103

CERTIFIED PUBLIC ACCOUNTANT Phone (702) 871-3979 FAX (702)871-6769

INDEPENDENT ACCOUNTANTS REPORT

To the Board of Directors and Stockholders

of Gourmet Gifts, Inc.

Sparks, Nevada

I have audited the accompanying balance sheets of Gourmet Gifts, Inc. (a development stage company) as of September 30, 2001 and September 30, 2000 and the related statements of operations, cash flows, and changes in stockholders' equity for the three and twelve month periods then ended, as well as the cumulative period from September 24, 1997, (date of inception) to September 30, 2001. These statements are the responsibility of Gourmet Gifts, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about weather the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Gourmet Gifts, Inc. as of September 30, 2001 and September 30, 2000 and the results of operations, cash flows, and changes in stockholders' equity for the three and twelve month periods then ended, as well as the cumulative period from September 24, 1997. In conformity with generally accepted accounting principles.

/s/

David Coffey, C.P.A.

Las Vegas, Nevada

October 10, 2001

GOURMET GIFTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

Fiscal year ended September 30,
	2001	2000
ASSETS
Cash	$898	$313
Total Assets	$898	$898

LIABILITIES & STOCKHOLDERS' EQUITY
Notes payable to stockholder	1,000	3,000
Interest payable	0	0
Total Liabilities	1,000	1,000
Stockholders' Equity
Common Stock, authorized 25,000,000 shares at $.001 par value, issued and outstanding 1,096,000 shares and 896,000 shares, respectively	1,096	896
Additional paid-in capital	54,896	29,311
Deficit accumulated during the development stage	(56,067)	(32,945)
Total Stockholders' Equity	(102)	(2,736)

Total Liabilities and Stockholders' Equity	$898	$313

The accompanying notes are an integral par of these financial statements

GOURMET GIFTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING THE DEVELOPMENT STAGE

(With Cumulative Figures From Inception)

Twelve Months ended Sept. 30	Twelve months ended Sept. 30.	From Inception Sept. 24, 1997 to
	2001	2000	2001	2000
Net sales	$0	$0	$0	$0	$6,015
Cost of goods sold	0	0	0	0	2,543
Gross profit	0	0	0	0	3,472
Expenses
Outside services	0	0	0	0	200
Consulting	0	0	0	0	16,715
Office expenses	0	0	0	0	147
Professional services	1,098	4,242	22,037	4,242	32,429
Bank charges	0	45	30	180	566
Taxes and licenses	0	0	0	100	930
Fees	15	15	165	242	407
Advertising	0	0	0	0	1,799
Spoilage	0	0	0	0	3,293
Loss on disposal of packaging supplies	0	0	0	0	1,942
Rent	0	0	0	85	170
Interest	359	51	890	51	941
Total expenses	1,472	4,353	23,122	4,900	59,539
Net loss	(1,472)	(4,353)	(23,122)	(4,900)	(56,067)
Retained earnings, beginning of period	(54,595)	(28,592)	(32,945)	(56,067)
Deficit accumulated during the development stage	$(56,067)	$(32,945)	$(56,067)	(28,045)
Earnings (loss) per share Assuming dilution: Net loss	$0.00	$(0.01)	$(0.03)	$(0.01)	$(0.07)
Weighted average shares outstanding	962,667	896,000	912,667	896,000	752,125

The accompanying notes are an integral part of these financial statements.

GOURMET GIFTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FORM SEPTEMBER 24, 1997, (Date of Inception) TO

SEPTEMBER 30, 2001

Common Stock	Additional Paid-in	Deficit accumulated	Total
	Shares		Amount
Balance, September 24, 1997	------	$	-----	$	-----	$	-----	$	-----
Issuance of common stock for cash September, 1997	250,000		250		4,750		0		5,000
Balance, September 30, 1997	250,000		250		4,750		0		5,000
Issuance of common stock for cash September, 1998	646,000		646		31,654				32,300
Less offering costs	0		0		(6,215)		0		(6,215)
Less net loss	0		0		0		(1,320)		(1,320)
Balance, September 30, 1998	896,000		896		30,189		(1,320)		29,765
Less offering costs	0		0		(878)		0		(878)
Less net loss	0		0		0		(26,725)		(26,725)
Balance, September 30, 1999	896,000		896		29,311		(28,045)		2,162
Less net loss	0		0		0		(4,900)		(4,900)
Balance, September 30, 2000	896,000		896		29,311		(32,945)		(2,738)
Issuance of common stock for cash, September 26, 2001	200,000		200		24,800		0		25,000
Interest forgiven on stockholder notes September 30, 2001	0		0		758		0		758
Less net loss	0		0		0		(23,122)		(23,122)
Balance, September 30, 2001	1,096,000		$1,096		$54,869		$(56,067)		$(102)

The accompanying notes are an integral part of these financial statements.

GOURMET GIFTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(With Cumulative Figures From Inception)

Twelve Months ended Sept. 30	Twelve months ended Sept. 30.	From Inception Sept. 24, 1997 to
	2001	2000	2001	2000
CASH FLOWS PROVIDED BY
Net Loss	$(1,472)	$(4,353)	$(23,122)	$(4,900)	$(56,067)
Non-cash items included in net loss	0	0	0	0	0
Adjustments to reconcile net loss to cash used by operating activity
Prepaid expenses	0	1,000	0	0	0
Receivable from stockholder	0	0	0	50	0
Note payable to stockholder	(6,750)	3,000	(2,000)	3,000	1,000
Interest payable to stockholder	(399)	51	(51)	51	0
Accounts payable	(16,239)	0	0	0	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	(24,860)	(302)	(25,173)	(1,799)	(55,067)
CASH FLOWS USED BY INVESTING ACTIVITIES	0	0	0	0	0
NET CASH USED BY INVESTING ACTIVITIES	0	0	0	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock	200	0	200	0	1,096
Paid-in Capital	24,800	0	24,800	0	61,204
Interest forgiven - stockholders' notes	758	0	758	0	758
Less offering costs	0	0	0	0	(7,093)
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,758	0	25,758	0	55,965
NET INCREASE IN CASH	898	(302)	585	(1,799)	$898
CASH AT BEGINNING OF PERIOD	0	615	313	2,112
CASH AT END OF PERIOD	$898	$313	$898	$313

The accompanying notes are an integral part of these financial statements.

GOURMET GIFTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

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

GOURMET GIFTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

(continued)

NOTE F STOCK OFFERINGS

In September of 1997, the Company completed the sale of 250,000 shares of its common stock at $.02 per share for $5,000. Then in September of 1998 the Company issued another 646,000 shares of its common stock at $.05 per share for a total of $32,300. The proceeds were to be used for the production and sale of gourmet gift items.

On September 26, 2001, the Company sold 200,000 shares of its common stock at $.125 per share for a total of $25,000. The proceeds were used for payment of debt.

NOTE G RELATED PARTY TRANSACTIONS

In September of 1997, the Company issued 250,000 shares of its common stock to officers at $.02 per share for a total of $5,000.

In May of 1999, the Company paid one of its shareholders $4,500 for services performed to complete filling requirements of the Securities & Exchange Commission.

Prior to ceasing operations in August of 1999, the Company had paid two of its officers $10,000 and $2,214, respectively, for consulting services performed during start-up of operations.

In June of 1999, the Company sold the remainder of its packaging inventory to a shareholder for $500, which resulted in a loss of $1,942.

In August of 2000, a shareholder advanced $3,000 to the Company, evidenced by a Note payable on demand plus 12% annual interest.

On September 30, 2001, the stockholders who held notes of the Company forgave the interest due to them and this reflected as contributed capital to the Company.

GOURMET GIFTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

(continued)

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