Form 10QSB
period 2001-12-31
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2002-02-14
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-26017

GATEWAY INTERNATIONAL HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0375818 (IRS Employer Identification No.)

3840 East Eagle Drive, Anaheim, CA 92807

(Address of principal executive offices)

714-630-6253

(Issuer's telephone number)

Gourmet Gifts, Inc. 253 D'Emerald, Sparks, Nevada 89434

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

As of February 12, 2002, the Registrant had outstanding 16,920,000 shares of Common Stock, par value $0.001.

FORM 10-QSB

GATEWAY INTERNATIONAL HOLDINGS, INC.

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

Gateway International Holdings, Inc.

(formerly known as Gourmet Gifts, Inc.)

(a development stage company)

Balance Sheets
	December 31,	September 30,
Assets	2001	2001
	(Unaudited)	(Audited)
Cash	$ 0	$ 898
Total assets	$ 0	$ 898
Liabilities and Stockholders' Equity (Deficit)
Accounts payable	$ 6,411	$ 0
Notes payable to stockholders	0	1,000
Total liabilities	6,411	1,000
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,384,000 shares issued and outstanding	4,384	4,384
Additional paid-in capital	52,310	51,581
Deficit accumulated during the development stage	(63,105)	(56,067)
Total stockholders' equity (deficit)	(6,411)	(102)
Total liabilities and stockholders' equity (deficit)	$ 0	$ 898

See accompanying notes to financial statements

Gateway International Holdings, Inc.

(formerly known as Gourmet Gifts, Inc.)

(a development stage company)

Statements of Operations

(with cumulative figures from inception)

(Unaudited)
	Three Months Ended December 31,	Three Months Ended December 31,	Inception (September 24, 1997) to December 31,
	2001	2000	2001
Net sales	$ 0	$ 0	$ 6,015
Cost of goods sold	0	0	2,543
Gross profit	0	0	3,472
Expenses:
General and administrative	7,038	9,287	65,636
Interest	0	111	941
Total expenses	7,038	9,398	66,577
Net loss	$ (7,038)	$ (9,398)	$ (63,105)
Basic and dilutive net loss available to common stockholders per common share	$ (0.00)	$ (0.00)
Basic and diluted weighted average common shares outstanding	4,384,000	3,584,000

See accompanying notes to financial statements

Gateway International Holdings, Inc.

(formerly known as Gourmet Gifts, Inc.)

(a development stage company)

Statements of Cash Flows

(with cumulative figures from inception)

(Unaudited)
	Three Months Ended December 31,	Three Months Ended December 31,	From Inception (September 24, 1997) to December 31,
	2001	2000	2001
Cash flows from operating activities:
Net loss	$ (7,038)	$ (9,398)	$ (63,105)
Expenses paid by stockholder	627	0	627
Changes in operating assets and liabilities:
Accounts payable	6,411	6,207	6,411
Interest payable to stockholders	0	111	0
Net cash used in operating activities	0	(3,080)	(56,067)
Cash flows from financing activities:
(Repayments) borrowings under notes payable to stockholders, net	(898)	2,950	102
Sale of common stock, less offering costs	0	0	55,965
Net cash (used in) provided by financing activities	(898)	2,950	56,067
Net decrease in cash	(898)	(130)	0
Cash at beginning of period	898	313	0
Cash at end of period	$ 0	$ 183	$ 0

See accompanying notes to financial statements

Gateway International Holdings, Inc.

(formerly known as Gourmet Gifts, Inc.)

(a development stage company)

Notes To The Financial Statements

December 31, 2001 and December 31, 2000 (Unaudited)

Note 1 -- Unaudited Interim Information

The management of Gateway International Holdings, Inc. (formerly known as Gourmet Gifts, Inc.) (the "Company") without audit has prepared the financial statements included herein. The accompanying unaudited financial statements reflect the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information. Certain information and note disclosures normally included in the financial statements have been omitted. In the opinion of management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position as of December 31, 2001 and the results of operations and cash flows for the three months ended December 31, 2001 and 2000.

It is suggested that these financial statements be read in conjunction with the audited financial statements and notes for the year ended September 30, 2001, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on October 12, 2001. The interim results are not necessarily indicative of the results for a full year.

Note 2 -- Summary of Significant Accounting Policies

The Company was incorporated on September 24, 1997, under the laws of the State of Nevada. The business purpose of the Company was the production and sale of gourmet gift items. In August of 1999, the Company had ceased operations and liquidated its inventories. The Company will resume operations if additional financing is obtained.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

Note 3 -- Loss Per Share

Basic earnings per share is determined using net loss divided by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted earnings per share are the same.

Gateway International Holdings, Inc.

(formerly known as Gourmet Gifts, Inc.)

(a development stage company)

Notes To The Financial Statements - Continued

December 31, 2001 and December 31, 2000 (Unaudited)

Note 4 -- Stockholders' Equity

Stock Offerings

In September of 1997, the Company completed the sale of 1,000,000 shares of its common stock at $0.005 per share for $5,000. Then in September of 1998, the Company issued another 2,584,000 shares of its common stock at $0.0125 per share for a total of $32,300. The proceeds were to be used for the production and sale of gourmet gift items.

On September 26, 2001, the Company sold 800,000 shares of its common stock at $0.0312 per share for a total of $25,000. The proceeds were used for payment of debt.

Offering costs totaled $7,093 and were reported as a reduction of the amount of additional paid-in capital recorded from the sale of the shares.

Common Stock Split

On November 21, 2001, the Company declared a four-for-one split of its issued and outstanding common stock effective December 3, 2001. All references in the financial statements and the notes to the financial statements referring to shares, share prices, per share amounts and additional paid-in capital have been adjusted retroactively for the four-for-one stock split. On December 10, 2001, the Company also authorized to increase the authorized capital to 100,000,000 common shares and 10,000,000 preferred shares at $0.001 par value.

Note 5 -- Related Party Transactions

In September of 1997, the Company issued 1,000,000 shares of its common stock to officers at $0.005 per share for a total of $5,000.

In May of 1999, the Company paid one of its stockholders $4,500 for services performed to complete filing requirements of the Securities and Exchange Commission.

Prior to ceasing operations in August of 1999, the Company had paid two of its officers $10,000 and $2,214, respectively, for consulting services performed during start-up of operations.

In June of 1999, the Company sold the remainder of its packaging inventory to a stockholder for $500, which resulted in a loss of $1,942.

In August of 2000, a stockholder advanced $3,000 to the Company, evidenced by a note payable in two years plus 12% annual interest, compounded.

Gateway International Holdings, Inc.

(formerly known as Gourmet Gifts, Inc.)

(a development stage company)

Notes To The Financial Statements - Continued

December 31, 2001 and December 31, 2000 (Unaudited)

Note 5 -- Related Party Transactions, continued

In December of 2000, a stockholder advanced $2,850 to the Company, evidenced by a note payable in two years plus 12% annual interest, compounded.

In September of 2001, the stockholders who held notes of the Company forgave the interest due to them and this is reflected as contributed capital to the Company.

During the three month period ended December 31, 2001, the Company made payment of $898 to the stockholders on their notes payable. The remaining balance of $102 on these notes was forgiven by the stockholders and this is reflected as contributed capital to the Company.

During the three month period ended December 31, 2001, a stockholder paid $627 of expenses on behalf of the Company and this is reflected as contributed capital to the Company.

Note 6 -- Liquidation of Inventory

In June of 1999, the Company liquidated its inventory. Spoiled perishable items at a cost of $3,293 were discarded at a total loss. Packaging supplies at a cost of $2,442 were sold to a stockholder for $500, which resulted in a loss of $1,942. The Company will resume operations if additional financing is obtained.

Note 7 -- Suspension of Operations

On August 8, 1999, the Board of Directors resolved to suspend operations in the gift box business and to pursue other opportunities which may become available.

Note 8 -- Subsequent Events

The Company has entered into an Agreement and Plan of Reorganization ("Reorganization") with E.M. Tool Company, Inc. ("E.M."), dated December 11, 2001, whereby the Company will acquire E.M. by exchanging 13,536,000 restricted common shares of the Company for 21,262 common shares of E.M. which represents all of the outstanding shares of E.M. E.M. will become a wholly owned subsidiary of the Company. The shares were exchanged on January 24, 2002.

Due to the evolving nature of the Company''s business and as part of the Reorganization, the Company's Board of Directors has determined to change the Company's corporate name to Gateway International Holdings, Inc.

As a result of the Reorganization, the Company appointed new management and Board of Directors.

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

Three Months Ended December 31, 2001 and 2000

The Company had no costs or revenues from operations for the three-month periods that ended December 31, 2001 and 2000, which is attributable to the Company ceasing all operations in the retail catalogue business. Since ceasing operations in August of 2000, the Company has remained inactive other than seeking to acquire a business opportunity. Subsequent to the date of this report, the Company acquired E. M. Tool Company, Inc. ("E.M.")

The Company had expenses of $7,038 for the three months ended December 31, 2001, compared to $9,287 for the three months ended December 31, 2000. Expenses are attributable to the costs associated in complying with the duties of a publicly held and fully reporting company pursuant to Section 13 of the Securities Exchange Act of 1934.

As a result of the foregoing, the Company realized a net loss of $7,038 for the three months ended December 31, 2001, compared to a net loss of $9,398 for the three months ended December 31, 2000.

Liquidity and Capital Resources

At December 31, 2001, the Company had $0 in cash and $6,411 in accounts payable. The Company intends to seek a business opportunity and will finance its obligations from loans from directors and officers until an appropriate opportunity becomes available. Subsequent to the date of this report, the Company acquired E. M.

Description of the Business

E.M. was originally founded in Orange, California in 1991 and is in the business of Computer Numerical Control ("CNC") machine tool sales. E.M. is principally engaged in acquiring, refurbishing and selling pre-owned CNC machines tools to manufacturing customers across the United States. The Company is a full service distributor that sells to a diverse base of customers in aerospace, military and medical fields. E.M. is a dealer in previously owned CNC machine tools and currently represents the Mori Seiki, Kitamura and Matsuura brands. E.M. purchases pre-owned machines from Japan, Europe and the United States. The machines are then transported to the E.M.'s facilities in Anaheim, CA where they are inspected, repaired, refurbished and made available for resale. E.M. has the capability to machine replacement parts for broken, worn or obsolete components on machines being refurbished.

E.M. occupies 14,500 square feet of industrial space for demonstration and sales support. E.M.'s facilities are located in Anaheim, California. Administration occupies 2,575 square feet of hardwall offices. Storage for tooling inventory consists of 480 square feet and 312 square feet of small parts storage. There is an additional storage area of 792 square feet on the mezzanine area. The machine shop occupies 370 square feet. The remaining 10,763 square feet is the main showroom and machine warehouse. Currently, E.M. has five salespeople, three service technicians and an administrative staff of four to support operations and marketing.

E.M. uses a variety of methods to market its products and services. They employ a combination of direct mailings, print advertising and special events to promote the products. E.M. has found that the market for machine tools in the state of California continues to climb despite cutbacks in the defense industry. California has a base in excess of 20,000 potential accounts. E.M. has an active mailing list of approximately 2,500 and a database of over 27,000 companies nationwide. Over the last two years, E.M. has averaged a 35% new customer order ratio and a 65% existing customer ratio. E.M. intends to expand its sales and service to the Mid-West by opening an office in the Chicago area in 2002.

CNC machining is the primary manufacturing method in the world today. Most everything we use on a daily basis begins with a CNC machine, from the original mold for a television set to the landing gear on jet aircraft.

Competition in the CNC machine tool market is intense with both manufacturers of new equipment and re-sellers of refurbished equipment. New machine manufacturers include Bridgeport, Cincinnati-Milacron, Fadal, Haas, Hardinge, Hurco and Lagun in the United States. Japanese manufacturers include Brother, Fanuc, Hitachi Seiki, Ikegai, Kitamura, Kuraki, Matsuura, Mazak, Mori Seiki, Nakamura-Tome, OKK, Okuma, SNK and Shizuoka. Taiwanese manufacturers include Comet, Femco, Leadwell, Victor, Yang and YCI. 19 of these competitors are located within a thirty-mile radius of E.M. These companies provide support for applications, immediate local service, training and factory direct local support.

Competition for used machine sales depends greatly on a company's reputation for quality, their ongoing relationship with the buyer and support after the sale. E.M. provides service support and extended warranty coverage to differentiate themselves in the marketplace.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On December 14, 2001, the shareholders of the Company voted to approve an Agreement and Plan of Reorganization with E.M. Tool Company, Inc., (the "Reorganization"). As a part of the Reorganization, the Company amended the Articles of Incorporation to increase the authorized capital to 100,000,000 common shares and 10,000,000 preferred shares, $.001 par value. In addition, the Reorganization required the Company to change its name to Gateway International Holdings, Inc. The shareholders approved this action by written consent of a majority of shareholders. Total shares issued and outstanding and eligible to vote as of December 14, 2001 was 4,384,000. 2,326,000 shares voted in favor of approving the Reorganization which represented 53.06%. A simple majority of shares was required to approve the action.

Item 5. Other Information

Related Party Transactions

During the three month period ended December 31, 2001, the Company made payment of $898 to the stockholders on notes payable. The remaining balance of $102 on these notes was forgiven by the stockholders.

During the three month period ended December 31, 2001, a stockholder paid $627 of expenses on behalf of the Company.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

None.

Reports on Form 8-K

The Company filed a report on Form 8-K on February 7, 2002, subsequent to the date of this report, regarding a change of control and acquisition of business.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY INTERNATIONAL HOLDINGS, INC
Date: February 14, 2002	By: /s/ Larry Consalvi
Larry Consalvi, President
Date: February 14, 2002	By: /s/ Brent Mouton
Brent Mouton, Chief Financial Officer