Form 10QSB
period 2002-03-31
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2002-05-20
CIK 1072248

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      QUARTERLY PERIOD ENDED MARCH 31, 2002

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-26017

                      GATEWAY INTERNATIONAL HOLDINGS, INC.

             (Exact Name of Registrant as Specified in its Charter)

                 Nevada                                       88-0375818
     (State or Other Jurisdiction of                        (IRS Employer
     Incorporation or Organization)                      Identification No.)


                    3840 East Eagle Drive, Anaheim, CA 92807
                    (Address of principal executive offices)

                                  714-630-6253
                           (Issuer's telephone number)

             Gourmet Gifts, Inc. 253 D'Emerald, Sparks, Nevada 89434 (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [_]


     Title of each class of Common Stock          Outstanding at April 16, 2002
       Common Stock, $0.001 par value                       17,021,000

                                   FORM 10-QSB

               GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

                                      INDEX
                                                                            Page

PART I.              Financial Information                                    2

ITEM 1               Condensed Consolidated Balance Sheet
                     March 31, 2002 (Unaudited)                               3

                     Condensed Consolidated Statements of Operations (Unaudited) for the
                     Six months ended March 31, 2002 and 2001,
                     Three months ended March 31, 2002 and 2001               4

                     Condensed Consolidated Statements of Cash Flows (Unaudited) for the
                     Six Months Ended March 31, 2002 and 2001                 5

                     Notes to Condensed Consolidated Financial Statements     6

                     Management's Discussion and                             11
                     Analysis or Plan of Operation

PART II.             Other Information                                       15

ITEM 1               Legal Proceedings                                       15

ITEM 2               Changes in Securities                                   15

ITEM 3               Defaults upon Senior Securities                         15

ITEM 4               Submission of Matters to a Vote of Security Holders     15

ITEM 5               Other Information - Related Party Transactions          16

ITEM 6               Exhibits and Reports on Form 8K                         16

SIGNATURES                                                                   17


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

                          ITEM 1: FINANCIAL STATEMENTS

               GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet
                                                                    March 31,
Assets                                                                2002
                                                                 --------------
                                                                   (Unaudited)

Current Assets:
     Cash$                                                      $       26,545
     Accounts Receivable, net                                           86,198
     Inventories                                                       664,867
                                                                 --------------
         Total Current Assets                                          777,610

Property & Equipment, net                                               96,961
Other Assets                                                            11,941

Total Assets                                                    $      886,512
                                                                 ==============

Current Liabilities:
     Accounts Payable and Accrued Liabilities                   $      494,735
     Current portion of Note Payable                                   557,985
     Current portion of obligation under Capital Lease                   5,995
     Note Payable to Related Parties                                   224,700
                                                                 --------------
         Total Current Liabilities                                   1,283,415

Notes Payable, less Current Portion                                    926,125
Obligations under Capital Lease, less Current Portion                      957
                                                                 --------------

Total Liabilities                                                    2,210,497
                                                                 --------------

Liabilities and Stockholders' Equity (Deficit)

Stockholders' Equity (Deficit)
     Preferred stock, $0.001 par value; 10,000,000 shares
       authorized; no shares issued and outstanding                          -
     Common stock, $0.001 par value; 100,000,000 shares
       authorized; 17,021,000 shares issued and outstanding             17,021
     Additional Paid in Capital                                        114,879
     Stockholder Note Receivable                                       (76,461)
     Accumulated Deficit                                            (1,379,424)
                                                                 --------------
         Total Stockholders' Deficit                                (1,323,985)

Total Liabilities and Stockholders' Equity (Deficit)            $      886,512
                                                                 ==============


           See accompanying notes to consolidated financial statements

               GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations



                                Six Months Ended           Three Months Ended
                                    March 31,                   March 31,

                              2002          2001          2002          2001
                           -----------   -----------   -----------   -----------
                           (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)


Net Sales                  $1,183,928    $1,818,264    $  426,936    $1,360,904
Cost of Sales               1,083,055     1,288,858       363,699       976,633
                           -----------   -----------   -----------   -----------

Gross Profit                  100,873       529,406        63,237       384,271

Operating Expenses
Payroll and Related           252,565       246,072       118,240       126,705
Selling, General
  and Administrative          209,329       278,777        88,779       132,616
                           -----------   -----------   -----------   -----------

Total Operating Expenses      461,894       524,849       207,019       259,321

Interest Expense              (74,283)      (82,775)      (35,717)      (43,213)
                           -----------   -----------   -----------   -----------

Income (Loss) before Taxes   (435,304)      (78,218)     (179,499)       81,737

Income Taxes                      800           800           800             -
                           -----------   -----------   -----------   -----------

Net Income (Loss)          $ (436,104)   $  (79,018)   $ (180,299)   $   81,737
                           ===========   ===========   ===========   ===========

Basic and Diluted
  Net Income (Loss) Available
  to Common Stockholders
  per Common Share         $    (0.03)   $    (0.01)   $    (0.01)   $     0.01
                           ===========   ===========   ===========   ===========

Weighted Average
  Number of Common
  Shares Outstanding       15,615,945    12,733,000    17,021,000    12,733,000
                           ===========   ===========   ===========   ===========


           See accompanying notes to consolidated financial statements

               GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows


                                                           Six Months Ended
                                                               March 31,
                                                         2002           2001
                                                      -----------    -----------
                                                      (Unaudited)    (Unaudited)

Cash Flows from Operating Activities:

  Net Loss                                            $ (436,104)    $  (79,018)
  Adjustments to reconcile Net Loss to Net Cash
  Used in Operating Activities:
      Depreciation and Amortization                       14,515         13,239
      Changes in Operating Assets and Liabilities:
         Accounts Receivable                             116,242        168,140
         Inventories                                     165,073        148,167
         Other Assets                                      4,000         (3,712)
         Accounts Payable and Accrued Liabilities        100,017       (370,103)
                                                      -----------    -----------

  Net Cash Used in Operating Activities                  (36,257)      (123,287)
                                                      -----------    -----------

Cash Flows from Investing Activities
  Purchases of Property and Equipment                     (1,282)             -
                                                      -----------    -----------

  Net Cash Used in Investing Activities                   (1,282)             -
                                                      -----------    -----------

Cash flows from Financing activities:
  Principal Repayments on Notes Payable                 (153,751)      (186,818)
  Principal Repayments of Capital Lease Obligations       (2,215)       (14,391)
  Principal Repayments on Notes Payable to
    Related Parties                                      (96,500)             -
  Principal Borrowings on Notes Payable to
    Related Parties                                      118,500        150,000
  Restricted Common Stock Issued for Cash                 91,900              -
  Net Increase on Stockholder Note Receivable                  -         (5,001)
                                                      -----------    -----------

  Net Cash Used in Financing Activities                  (42,066)       (56,210)
                                                      -----------    -----------

Net Decrease in Cash                                     (79,605)      (179,497)

Cash at Beginning of Period                              106,150        202,653
                                                      -----------    -----------

Cash at End of Period                                 $   26,545     $   23,156
                                                      ===========    ===========

Supplemental Disclosure of Cash Flow Information
    Cash Paid during the period for:
        Interest                                      $   28,121     $   82,775
                                                      ===========    ===========

         Income Taxes                                 $      800     $      800
                                                      ===========    ===========

           See accompanying notes to consolidated financial statements

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The consolidated financial statements of Gateway International Holdings, Inc. ("Gateway") (formerly known as Gourmet Gifts, Inc.) for the three and six months ended March 31, 2002 and 2001 are unaudited. Due to the Reorganization with Elite Machine Tool Company ("EM") (see Note 2) the reporting amounts of Gateway are those of the operating corporation and the results of operations of Gateway previously filed in prior years are not included herein. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Gateway's Form 8-K/A filed March 27, 2002. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Gateway for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

Elite Machine Tool Company ("Elite") was originally founded in Orange, California in 1991 as a sole proprietorship. Elite incorporated in the State of California on March 30, 1998 as E.M. Tool Company, Inc. The Company principal line of business is marketing Computer Numerical Control ("CNC") machine tools. E.M. Tool is engaged in acquiring, refurbishing and selling pre-owned CNC machine tools to manufacturing customers across the United States. The Company's services are marketed through sales affiliates, independent sales agents and its own sales force. The Company is a full service machinery dealer selling to a diverse base of customers in aerospace, military and medical fields. The Company is a dealer in previously owned CNC machine tools and currently markets Mori Seiki, Kitamura and Matsuura brands. The Company purchases pre-owned machines from Japan, Europe and the United States. The machines are then transported to the Company's facilities in Anaheim, CA where they are inspected, repaired, refurbished and made available for resale.

The Company's revenues consist of sales of CNC machine tools, sales of tooling and accessories and service of CNC machine tools and related equipment. Revenues are recognized in the period in which they are earned. Costs of sales include the acquisition cost of inventory for sale, freight and transportation, repair parts, outside services, service labor, sales commissions and other direct sales costs. General and administrative expenses consists of the cost of customer acquisition and retention, customer service, accounting, billing, information systems and the personnel required to support the Company's operation and growth.

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $505,805, an accumulated deficit of $1,379,424, losses from operations and a lack of profitable operational history. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2002. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Inventories

Inventories, which consist primarily of pre-owned machine tools, including refurbishment labor and overhead, are stated at the lower of cost or market with cost determined on a specific identification basis. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are known.

Net realizable value is based on management's forecast for sales of the Company's products in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheet.

Risk and Uncertainties

The Company operates in a highly competitive industry. The Company's operations are subject to significant risk and uncertainties including financial, operational and other risks associated with an emerging business, including the potential risk of business failure.

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no common share equivalents as of March 31, 2002 and 2001). Because the Company has incurred net losses, basic and diluted loss per share is the same, as additional potential common shares would be anti-dilutive.

Revenue Recognition

The Company records sales when the goods a shipped to the customer.

Recent Accounting Pronouncements

In July 2001, FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 be accounted for under the purchase method. The Company does not expect SFAS 141 to have a material impact on its consolidated financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the impact, if any, this standard may have on its consolidated financial statements, but does not expect the impact to be material.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact on its consolidated financial statements.

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

NOTE 2 -  PLAN OF REORGANIZATION

Pursuant to the Agreement and Plan of Reorganization ("Reorganization") dated December 11, 2001, the Company completed a transaction whereby it acquired E. M. Tool Company, Inc. in a tax-free share exchange under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Pursuant to the Reorganization, all 21,262 issued and outstanding shares of E.M. Tool Company, Inc. where exchanged for shares of the Company on a 1 for 637 basis. At the time of the Reorganization, the Company had 3,384,000 shares outstanding, net of 1,000,000 shares canceled pursuant to the Reorganization. By virtue of the Reorganization, the stockholders of E.M. Tool Company, Inc. acquired 13,536,000 restricted common shares of Gateway. The total issued, outstanding and committed shares of the combined entities subsequent to the Reorganization were 16,920,000 shares. The transaction was recorded as a "reverse acquisition" whereby E.M. Tool Company, Inc. was considered to be the accounting acquirer as it retained control of the Company after the Reorganization, however, E.M. Tool Company, Inc. became a wholly-owned subsidiary of the Company after the Reorganization.

NOTE 3 - ACQUISITIONS

In March 2002, the Company entered into a definitive Agreement and Plan of Reorganization (the "Agreement") with Bechler Cams, Inc. ("BCI"), pursuant to which BCI would become a wholly-owned subsidiary of the Company. According to the Agreement, the Company shall issue 1,300,000 restricted common shares for 100 common shares of BCI, which represents all of the outstanding shares of BCI. The Company will account for this transaction in accordance with purchase accounting as deemed appropriate under SFAS 141. The closing of this transaction is dependent on the outcome of various due diligence procedures performed by the Company, as defined in the related agreement.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six month period ended March 31, 2002, the Company received a $68,500 short-term loan from a stockholder/officer/director of the Company. The loan was used to purchase inventory for resale and was repaid plus interest upon the sale of the specific inventory during the period ended March 31, 2002.

From time to time, the Company borrows funds from a stockholder for working capital purposes, which are non-interest bearing and are due and payable on demand. During quarter ended March 31, 2002, the Company had borrowings of $50,000 and repayments of $28,000. At March 31, 2002, outstanding borrowings totaled $224,700.

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

NOTE 5 - NOTES PAYABLE

During the quarter ended March 31, 2002, the Company did not remit monthly payments totaling approximately $90,000, including interest of approximately $45,000, which is included in accrued expenses in the accompanying consolidated balance sheet, as required under the terms of a note payable (the "Note") to a financial institution. Subsequent to March 31, 2002, the Company renegotiated the terms of the Note. Under the amended terms, the Company is to pay monthly interest payments of $8,900 beginning June 1, 2002 through August 1, 2002 followed by monthly principal and interest installments of $31,558 through October 2005 and one final payment of approximately $8,204 in November 2005.

NOTE 6 - STOCKHOLDERS' EQUITY

During the period ended March 31, 2002, the Company issued 102,262 shares of common stock for cash totaling $91,900.

Pursuant to the Reorganization, the Company issued 13,536,000 shares of common stock in connection with the Reorganization of the Company (see Note 2).

NOTE 7 - SUBSEQUENT EVENTS

In April 2002, the Company entered into a definitive Agreement and Plan of Reorganization (the "Agreement") with Nelson Engineering, Inc. ("Nelson"), pursuant to which Nelson would become a wholly owned subsidiary of the Company. According to the Agreement, the Company shall issue 3,125,000 restricted common shares for 1,935 common shares of Nelson, which represents all of the outstanding shares of Nelson. The Company will account for this transaction in accordance with purchase accounting as deemed appropriate under SFAS 141. The closing of this transaction is dependent on the outcome of various due diligence procedures performed by the Company, as defined in the related agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

The following information should be read in conjunction with the consolidated financial statements and the notes thereto. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Except for historical information contained herein, the matters discussed in this Form 10-QSB are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward looking statements. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Actual future results and trends may differ materially from historical and anticipated results, which may occur as a result of a variety of factors. Such risks and uncertainties include, without limitation, Gateway's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, competition, dependence on key personnel, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, the management of growth, and Gateway's need for additional capital. Except as required by law, Gateway undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers should carefully review the factors set forth in other reports or documents that Gateway files from time-to-time with the SEC.

GENERAL OVERVIEW

Gateway International Holdings, Inc. is a Nevada corporation that was incorporated on September 24, 1997, under the name Gourmet Gifts, Inc. On January 24, 2002, Gourmet Gifts, Inc. acquired all of the outstanding stock of
E. M. Tool Company, Inc. thereby making E.M. Tool a wholly owned subsidiary of Gourmet Gifts, Inc. The transaction was recorded as a reverse acquisition whereby E.M. Tool was considered the acquirer because it maintained control after the transaction was completed. Additionally, as part of the E.M. Tool acquisition, the current management and directors of Gourmet Gifts, Inc. resigned, and a new management team and board of directors was put in place to run the new operations of the Company. Due to the evolving nature of the Company's business and as part of the Reorganization, the Company's Board of
Directors changed the Company's corporate name to Gateway International Holdings, Inc. Going forward, the Company will focus its efforts on a growth strategy through the acquisition of manufacturing companies.

In regard to the following discussions and analysis of the results of operations, comparisons made to the same period last year will only apply to the operations of E.M. Tool Company, Inc. because they represent the surviving operations of the Company.

Elite Machine Tool Company was originally founded in Orange, California in 1991 as a sole proprietorship. Elite incorporated in the State of California on March 30, 1998 as E.M. Tool Company, Inc. The Company principal line of business is marketing Computer Numerical Control ("CNC") machine tools. E.M. Tool is engaged in acquiring, refurbishing and selling pre-owned CNC machine tools to manufacturing customers across the United States. The Company's services are marketed through sales affiliates, independent sales agents and its own sales force. The Company is a full service machinery dealer selling to a diverse base of customers in aerospace, military and medical fields. The Company is a dealer in previously owned CNC machine tools and currently markets Mori Seiki, Kitamura and Matsuura brands. The Company purchases pre-owned machines from Japan, Europe and the United States. The machines are then transported to the Company's facilities in Anaheim, CA where they are inspected, repaired, refurbished and made available for resale.

The Company's revenues consist of sales of CNC machine tools, sales of tooling and accessories and service of CNC machine tools and related equipment. Revenues are recognized in the period in which they are earned. Costs of sales include the acquisition cost of inventory for sale, freight and transportation, repair parts, outside services, service labor, sales commissions and other direct sales costs. General and administrative expenses consists of the cost of customer acquisition and retention, customer service, accounting, billing, information systems and the personnel required to support the Company's operation and growth.

RESULTS OF OPERATIONS OF THE COMPANY

Three Months Ended March 31, 2001 Compared To The Three Months Ended March 31, 2002

The operational activities of the Company will focus primarily on the operations of E.M. Tool. While Gateway International operates as a holding company, E.M. Tool is actively engaged in business activities that are currently the core of the Company's business. For the purposes of this overview, we will concentrate on the operations of E.M. Tool.

Revenues - Revenues decreased by $933,968 or 68.6% from $1,360,904 during the three months ended March 31, 2001 to $426,936 during the three months ended March 31, 2002. This decrease was due to several factors. Following the events of September 11, 2001, manufacturing customers cancelled orders or have limited their acceptance of manufactured products, resulting in decreased purchases of capital equipment for production. Decreased demand has severely decreased the market prices of machine tools, compelling the Company to sell equipment at a loss to maintain cash flow. The Company had to expand its focus to include merger candidates and the additional responsibilities and reporting requirements of operating a public company.

Cost of Sales - Cost of sales decreased by $612,934 or 62.8% from $976,633 during the three months ended March 31, 2001 to $363,699 during the three months ended March 31, 2002. The decrease was due to the overall decrease in revenues cited above. The decrease in cost of sales is lower than the decrease in revenues due to the Company's sales of some machines at a loss to maintain cash flow. Due to lack of cash flows and decreased demand, the Company is not purchasing additional inventory. As a percentage of revenue, Cost of Sales were 71.8% and 85.2% resulting in a gross margin of 28.2% and 14.8% for the three months ended March 31, 2001 and 2002, respectively.

Operating Expenses - Operating expenses decreased by $52,302 or 20.2% from $259,321 in the three months ended March 31, 2001 to $207,019 in the three months ended March 31, 2002.

Operating expenses for the three months ended March 31, 2001 were comprised primarily of $126,705 in salaries and related taxes paid to officers and employees; rent of $21,114; professional services of $16,242, depreciation expense of $6,618; and $88,642 of other operating expenses, including advertising, auto, office and utilities expenses. Operating expenses for the three months ended March 31, 2002 were comprised primarily of $118,240 in salaries and related taxes paid to officers and employees, rent of $24,556; professional services of $10,905, depreciation expense of $7,258; and $46,060 of other operating expenses, including advertising, auto, office and utilities expenses. Payroll variances are due to commissions paid to the inside sales force as general payroll expenses and are expected to remain relatively consistent from prior periods as the Company has maintained the same staff and is paying them relatively the same amount.

Interest Expense - Net interest expense decreased by $7,496 or 17.4% from $43,213 for the three months ended March 31, 2001 to $35,717 for the three months ended March 31, 2002. The decrease was primarily due to a principal reduction of $180,000 on an outstanding debt balance in March 2001.

As a result, net income was $81,737, or $0.01 net income per share for the three months ended March 31, 2001, and a net loss of $180,299, or $0.01 loss per share, for the three months ended March 31, 2002.

Assets and Liabilities - Assets decreased by $378,153 from $1,264,665 as of September, 2001 to $886,512 as of March 31, 2002. The decrease was due primarily to a decline in sales, collections of the Company's accounts receivable and a decrease in the Company's inventory held for sale. Liabilities decreased by $33,949 from $2,244,446 as of September 30, 2001 to $2,210,497 as of March 31,
2002. The decrease was due the Company continuing to make the payments on its long-term debt, reducing notes payable and obligations under its capital lease and increases in the Company's accounts payable and accrued expenses. Current liabilities increased by $26,683 from $1,256,732 as of September 30, 2001 to $1,283,415 as of March 31, 2002. This is due primarily to increases in the Company's accounts payable and accrued expenses.

Stockholders' Deficit - Stockholders' deficit increased by $(344,204) from $(979,781) as of September 30, 2001 to $(1,323,985) as of March 31, 2002. The
increase was attributable to the net loss of $436,104 in the six months ended March 31, 2002 offset by the issuance of common stock for $91,900.

Six Months Ended March 31, 2001 Compared To The Six Months Ended March 31, 2002

Revenues - Revenues decreased by $634,336 or 34.9% from $1,818,264 during the six months ended March 31, 2001 to $1,183,928 during the six months ended March 31, 2002. This decrease was due to several factors. Following the events of September 11, 2001, manufacturing customers cancelled orders or have limited their acceptance of manufactured products, resulting in decreased purchases of capital equipment for production. Decreased demand has severely decreased the market prices of machine tools, compelling the Company to sell equipment at a loss to maintain cash flow. The Company had to expand its focus to include merger candidates and the additional responsibilities and reporting requirements of operating a public company.

Cost of Sales - Cost of sales decreased by $205,803 or 15.98% from $1,288,858 during the six months ended March 31, 2001 to $1,083,055 in the six months ended March 31, 2002. The decrease was due to the overall decrease in revenues cited above. The decrease in cost of sales is lower than the decrease in revenues due to the Company selling machines at a loss to maintain cash flow. As a percentage of revenue, cost of sales were 70.9% and 91.5% resulting in a gross margin of 29.1% and 8.5% for the six months ended March 31, 2001 and 2002, respectively.

Operating Expenses - Operating expenses decreased by $62,955 or 12.0% from $524,849 in the six months ended March 31, 2001 to $461,894 in the six months ended March 31, 2002. Operating expenses for the six months ended March 31, 2001 were comprised primarily of $246,072 in salaries and related taxes paid to officers and employees, rent of $41,963; professional services of $34,001, depreciation expense of $13,238; and $189,575 of other operating expenses, including advertising, auto, office and utilities expenses. Operating expenses for the six months ended March 31, 2002 were comprised primarily of $252,565 in salaries and related taxes paid to officers and employees; rent of $48,025; professional services of $39,897, depreciation expense of $14,515; and $106,892 of other operating expenses, including advertising, auto, office and utilities expenses. Payroll variances are due to commissions paid to the inside sales force as general payroll expenses are expected to remain relatively consistent from prior periods as the Company has maintained the same staff and is paying them relatively the same amount.

Interest Expense - Net interest expense decreased by $8,492 from $82,775 for the six months ended March 31, 2001 to $74,283 for the six months ended March 31, 2002. The decrease was primarily due to a principal reduction of $180,000 on an outstanding debt balance in March 2001.

As a result, net loss was $79,018, or $0.01 loss per share, and $436,104, or $0.03 loss per share, for the six months ended March 31, 2001 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General - Overall, the Company had negative cash flows of $79,605 for the six months ended March 31, 2002 resulting from $36,257 of cash used in the Company's operating activities, $1,282 of cash used in investing activities and $42,066 of cash used in financing activities. The Company anticipated a stronger and faster recovery from the events of September 11, 2001 and expected funds from operations would be sufficient to cover daily operations. However, due to an ongoing decline in sales and a net loss of $436,104 during the two quarters ended March 31, 2002, the Company's funds from operations are currently short of meeting monthly operating obligations. In the event that sales growth for the remainder of the fiscal year ending September 30, 2002 meets current expectations, the Company expects that cash flow from daily operations will be sufficient to meet daily operating costs by the end of the Company's fiscal year ending September 30, 2002.

Cash Flows from Operating Activities - Net cash used in operating activities of $36,257 for the six months ended March 31, 2002 was primarily due to a net loss of $436,104, changes in operating assets and liabilities, principally accounts payable and accrued expenses of $100,017, accounts receivable of $116,242, inventory and other assets of $169,073 and depreciation and amortization expense of $14,515.

Cash Flows from Investing Activities - Net cash used in investing activities of $1,282 for the six months ended March 31, 2002 funded purchases of equipment

Cash Flows from Financing Activities - Net cash used in financing activities of $42,066 in the six months ended March 31, 2002 was primarily due to principal repayments on notes payable of $153,751, principal repayments on capital lease obligations of $2,215, principal repayments on notes payable to related parties of $ 96,500 offset by borrowings on notes payable to related parties of $118,500 and the issuance of restricted common stock for $91,900 in cash.

Financing - As previously discussed, the Company's funds from operations are currently insufficient to fund daily operations. Therefore, the Company will be required to seek additional funds either through debt or equity financing to finance these debts and contingencies. Failure to raise additional funds may have a material adverse effect on the Company's long-term operational viability.

Equity Financing - In March 2002, the Company raised $90,900 with the issuance 101,000 restricted common shares at a price of $0.90 per share through a private placement exempt from the registration requirements pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act").

GOING CONCERN

The Company's independent certified public accountants have stated in their Auditor's Report included in the Company's Form 8-KA, filed March 26, 2002, that the Company has incurred operating losses, has a working capital deficit and a significant stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate would have a material adverse effect on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

On January 29, 2002, the Company issued 13,536,000 shares of restricted common stock in exchange for 21,262 common shares representing all the outstanding stock of E.M Tool Company, Inc. in a transaction commonly referred to as a "reverse acquisition". The transaction was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act in that it was a private transaction not involving a public offering.

In March 2002, the Company issued an aggregate of 101,000 shares of restricted common shares at a price of $0.90 per share or $90,900 to 6 accredited investors in a private placement exempt from the registration requirements pursuant to Rule 506 of Regulation D of the Securities Act of 1933. Such funds were used for working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Related Party Transactions

During the six month period ended March 31, 2002, the Company received a $68,500 short-term loan from a stockholder/officer/director of the Company. The loan was used to purchase inventory for resale and was repaid plus interest and costs upon the sale of the specific inventory during the period ended March 31, 2002.

From time to time, the Company borrows funds from a stockholder for working capital purposes, which are non-interest bearing and are due and payable on demand. During quarter ended March 31, 2002, the Company had borrowings of $50,000 and repayments of $28,000. At March 31, 2002, outstanding borrowings totaled $224,700.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits.

2.1 Agreement and Plan of Reorganization between Gateway International Holdings, Inc. and Bechler Cams, Inc. dated Mach 31, 2002.

(B) Reports on Form 8-K

The Company filed a report on Form 8-KA on March 26, 2002, incorporating the Audited Financial Statements of E.M. Tool Company, Inc. pursuant to the change of control and acquisition of business noted on Form 8K filed February 7, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GATEWAY INTERNATIONAL HOLDINGS, INC

Date: May 20, 2002                         By:/s   Lawrence Consalvi
                                             -------------------------
                                           Larry Consalvi, President


Date: May 20, 2002                         By: /s/ Brent Mouton
                                             -------------------------
                                           Brent Mouton, Chief Financial Officer