Form 10QSB
period 2002-06-30
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2002-08-19
CIK 1072248

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 2002

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-26017

                      GATEWAY INTERNATIONAL HOLDINGS, INC.

             (Exact Name of Registrant as Specified in its Charter)

                       Nevada                        88-0375818
                       ------                        ----------
            (State or Other Jurisdiction of         (IRS Employer
            Incorporation or Organization)         Identification No.)


                    3840 East Eagle Drive, Anaheim, CA 92807
                    ----------------------------------------
                    (Address of principal executive offices)

                                  714-630-6253
                                  ------------
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]



  Title of each class of Common Stock          Outstanding at August 16, 2002
  -----------------------------------          ------------------------------
   Common Stock, $0.001 par value                        17,021,000

                                   FORM 10-QSB

               Gateway International Holdings, Inc. and subsidiary

                                      INDEX
                                                                         Page

PART I.      Financial Information                                          2

ITEM 1       Condensed Consolidated Balance Sheet
             June 30, 2002 (Unaudited)                                      3

             Condensed Consolidated Statements of Operations
             (Unaudited) for the
             Nine months ended June 30, 2002 and 2001,
             Three months ended June 30, 2002 and 2001                      4

             Condensed Consolidated Statements of Cash Flows
             (Unaudited) for the
             Nine Months Ended June 30, 2002 and 2001                       5

             Notes to Condensed Consolidated Financial Statements           6

             Management's Discussion and
             Analysis or Plan of Operation                                 10

PART II.     Other Information                                             14

ITEM 1       Legal Proceedings                                             14

ITEM 2       Changes in Securities                                         14

ITEM 3       Defaults upon Senior Securities                               14

ITEM 4       Submission of Matters to a Vote of Security Holders           15

ITEM 5       Other Information - Related Party Transactions                15

ITEM 6       Exhibits and Reports on Form 8K                               15

SIGNATURES                                                                 15



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

                          ITEM 1: FINANCIAL STATEMENTS

               GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet
                                                                      June 30,
Assets                                                                  2002
                                                                   ------------
                                                                    (unaudited)
Current Assets:


Cash                                                               $    11,247
Accounts Receivable, net                                                98,062
Inventories                                                            500,363
                                                                   ------------
      Total Current Assets                                             609,672

Property & Equipment, net                                               82,446
Other Assets                                                            24,441
                                                                   ------------
Total Assets                                                       $   716,559
                                                                   ============
Current Liabilities:

      Accounts Payable and Accrued Liabilities                     $   603,489
      Current portion of Note Payable                                  512,985
      Current portion of obligation under Capital Lease                  5,547
      Note Payable to Related Parties                                  224,700
                                                                   ------------
       Total Current Liabilities                                     1,346,721

Notes Payable, less Current Portion                                    882,920
                                                                   ------------
Total Liabilities                                                    2,229,641
                                                                   ------------
Stockholders' (Deficit)

      Preferred stock, $0.001 par value; 10,000,000 shares
       authorized; no shares issued and outstanding                        -
      Common stock, $0.001 par value; 100,000,000 shares
       authorized; 17,021,000 shares issued and outstanding             17,021
      Additional Paid-in Capital                                       114,879
      Stockholder Note Receivable                                      (76,461)
      Accumulated Deficit                                           (1,568,521)
                                                                   ------------
       Total Stockholders' Deficit                                  (1,513,082)
                                                                   ------------
Total Liabilities and Stockholders' Deficit                        $   716,559
                                                                   ============




      See accompanying notes to condensed consolidated financial statements


                GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

                                         Nine Months Ended              Three Months Ended
                                            June 30,                        June 30,
                                       2002           2001            2002          2001
                                   ------------   ------------   ------------   ------------
                                   (unaudited)    (unaudited)     (unaudited)    (unaudited)

Net Sales                          $ 1,708,107    $ 2,971,992    $   524,179    $ 1,153,728
Cost of Sales                        1,538,834      1,941,375        455,779        652,517
                                   ------------   ------------   ------------   ------------
Gross Profit                           169,273      1,030,617         68,400        501,211

Operating Expenses

Payroll and Related                    348,925        379,536         96,360        133,464
Selling, General,
   and Administrative                  324,162        400,676        114,833        121,899
                                   ------------   ------------   ------------   ------------
Total Operating Expenses               673,087        780,212        211,193        255,363

Interest Expense                      (120,150)      (123,340)       (45,867)       (40,565)
                                   ------------   ------------   ------------   ------------
Income (Loss) before Taxes            (623,964)       127,065       (188,660)       205,283

Income Taxes                             1,237            800            437            -
                                   ------------   ------------   ------------   ------------
Net Income (Loss)                  $  (625,201)   $   126,265    $  (189,097)   $   205,283
                                   ============   ============   ============   ============
Basic and Diluted
   net Income (Loss) Available
   to Common Stockholders
   per Common Share                $    (0.04)    $     0.01     $    (0.01)    $     0.02
                                   ============   ============   ============   ============
Weighted Average
   number of Common
   Shares Outstanding
   basic & dluted                   16,084,297     12,733,000     17,021,000     12,733,000
                                   ============   ============   ============   ============


      See accompanying notes to condensed consolidated financial statements

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

                                                                          Nine Months Ended
                                                                              June 30,
                                                                      2002              2001
                                                                  -----------       -----------
                                                                  (unaudited)       (unaudited)
Cash Flows from Operating Activities:

     Net Income (Loss)                                            $ (625,201)       $  126,265
     Adjustments to Reconcile Net Income (Loss) to Net Cash
     Provided by (Used in) Operating Activities:
         Depreciation and Amortization                                29,030            19,858
         Changes in Operating Assets and Liabilities:
              Accounts Receivable                                    104,378           244,385
              Inventories                                            329,577          (127,446)
              Other Assets                                            (8,500)           (1,500)
              Accounts Payable and Accrued Liabilities               208,771          (387,052)
                                                                  -----------       -----------
     Net Cash (Used in) Provided By Operating Activities              38,055          (125,490)
                                                                  -----------       -----------
Cash Flows from Investing Activities

     Purchases of Property and Equipment                              (1,282)          (36,015)
                                                                  -----------       -----------
     Net Cash Used in Investing Activities                            (1,282)          (36,015)
                                                                  -----------       -----------
Cash Flows from Financing Activities:

     Principal Repayments on Notes Payable                          (241,956)         (350,707)
     Principal Repayments of Capital Lease Obligations                (3,620)          (11,436)
     Principal Repayments on Notes Payable to Related Parties        (96,500)         (169,996)
     Principal Borrowings on Notes Payable                               -             412,168
     Principal Borrowings on Notes Payable to Related Parties        118,500           130,000
     Restricted Common Stock Issued for Cash                          91,900               -
     Net Increase in Stockholder Note Receivable                         -                 -
                                                                  -----------       -----------
     Net Cash (Used In) Provided By Financing Activities            (131,676)           10,029
                                                                  -----------       -----------
Net Decrease in Cash                                                 (94,903)         (151,476)

Cash at Beginning of Period                                          106,150           202,653
                                                                  -----------       -----------
Cash at End of Period                                             $   11,247        $   51,177
                                                                  ===========       ===========
Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for:
         Interest                                                 $   57,308        $  123,340
                                                                  ===========       ===========
         Taxes                                                    $    1,237        $      -
                                                                  ===========       ===========

      See accompanying notes to condensed consolidated financial statements

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The consolidated financial statements of Gateway International Holdings, Inc. ("Gateway") (formerly known as Gourmet Gifts, Inc.) for the three and nine months ended June 30, 2002 and 2001 are unaudited. Due to the Reorganization with Elite Machine Tool Company ("EM") (see Note 2) the reporting amounts of Gateway are those of the operating corporation and the results of operations of Gateway previously filed in prior years are not included herein. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in Gateway's Form 8-K/A filed March 27, 2002. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Gateway for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

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

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements


NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $737,049 an accumulated deficit of $1,568,521, losses from operations and a lack of profitable operational history. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2002. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Notes to the Condensed Consolidated Financial Statements


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no common share equivalents at June 30, 2002 and 2001).

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

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

In August 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, if any, of SFAS 146 on the Company's future financial statements.

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

NOTE 3 - ACQUISITIONS

In March 2002, the Company entered into a definitive Agreement and Plan of Reorganization (the "Agreement") with Bechler Cams, Inc. ("BCI"), pursuant to which BCI would become a wholly-owned subsidiary of the Company. According to the Agreement, the Company shall issue 1,300,000 restricted common shares for 100 common shares of BCI, which represents all of the outstanding shares of BCI. The Company will account for this transaction in accordance with purchase accounting as deemed appropriate under SFAS 141. The closing of this transaction is dependent on the outcome of various due diligence procedures performed by the Company, as defined in the related agreement. At June 30, 2002, the Company had not completed its due diligence procedures and the transaction had not closed.

In April 2002, the Company entered into a definitive Agreement and Plan of Reorganization (the "Agreement") with Nelson Engineering, Inc. ("Nelson"), pursuant to which Nelson would become a wholly owned subsidiary of the Company. According to the Agreement, the Company shall issue 3,125,000 restricted common shares for 1,935 common shares of Nelson, which represents all of the outstanding shares of Nelson. The Company will account for this transaction in accordance with purchase accounting as deemed appropriate under SFAS 141. The closing of this transaction is dependent on the outcome of various due diligence procedures performed by the Company, as defined in the related agreement. At June 30, 2002, the Company had not completed its due diligence procedures and the transaction had not closed

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

NOTE 4 - RELATED PARTY TRANSACTIONS

From time to time, the Company borrows funds from a stockholder for working capital purposes, which are non-interest bearing and are due and payable on demand. During quarter ended June 30, 2002, the Company had no borrowings or repayments. At June 30, 2002, outstanding borrowings totaled $224,700.

NOTE 5 - NOTES PAYABLE

During the quarter ended June 30, 2002, the Company did not remit monthly payments totaling $31,558, including interest of approximately $9,000, as required under the terms of a note payable (the "Note") to a financial institution. In May, 2002, the Company renegotiated the terms of the Note. Under the amended terms, the Company is to pay monthly interest payments of $8,900 beginning June 1, 2002 through August 1, 2002 followed by monthly principal and interest installments of $31,558 through October 2005 and one final payment of approximately $8,204 in November 2005. The Company made the June 2002 installment pursuant to the new terms of the Note; however, the Company is delinquent in its payments subsequent to the period ended June 30, 2002. There can be no assurance that the Company will have sufficient funds to make the required payments, nor can there be any assurance that the financial institution will not foreclose on the Note.

NOTE 6 - STOCKHOLDERS' EQUITY

During the period ended June 30, 2002, the Company issued 102,262 shares of restricted common stock for cash totaling $91,900.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

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

Elite Machine Tool Company was originally founded in Orange, California in 1991 as a sole proprietorship. Elite incorporated in the State of California on March 30, 1998 as E.M. Tool Company, Inc. The Company's principal line of business is marketing Computer Numerical Control ("CNC") machine tools. E.M. Tool is engaged in acquiring, refurbishing and selling pre-owned CNC machine tools to manufacturing customers across the United States. The Company's services are marketed through sales affiliates, independent sales agents and its own sales force. The Company is a full service machinery dealer selling to a diverse base of customers in aerospace, military and medical fields. The Company is a dealer in previously owned CNC machine tools and currently markets Mori Seiki, Kitamura and Matsuura brands. The Company purchases pre-owned machines from Japan, Europe and the United States. The machines are then transported to the Company's facilities in Anaheim, CA where they are inspected, repaired, refurbished and made available for resale.

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

RESULTS OF OPERATIONS OF THE COMPANY

THREE  MONTHS  ENDED JUNE 30, 2001  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2002

The operational activities of the Company will focus primarily on the operations of E.M. Tool. While Gateway International operates as a holding company, E.M. Tool is actively engaged in business activities that are currently the core of the Company's business. For the purposes of this overview, we will concentrate on the operations of E.M. Tool.

Revenues - Revenues decreased by $629,549 or 54.6% from $1,153,728 during the three months ended June 30, 2001 to $524,179 during the three months ended June 30, 2002. This decrease was due to several factors. Following the events of

September 11, 2001, manufacturing customers cancelled orders or have limited their acceptance of manufactured products, resulting in decreased purchases of capital equipment for production. Decreased demand has severely decreased the market prices of machine tools, compelling the Company to sell equipment at a loss to maintain cash flow. The Company had to expand its focus to include merger candidates and the additional responsibilities and reporting requirements of operating a public company.

Cost of Sales - Cost of sales decreased by $196,738 or 30.2% from $652,517 during the three months ended June 30, 2001 to $455,779 during the three months ended June 30, 2002. The decrease was due to the overall decrease in revenues cited above. The decrease in cost of sales is lower than the decrease in revenues due to the Company's sales of some machines at a loss to maintain cash flow. Due to lack of cash flows and decreased demand, the Company is reselling machines for profit on a consignment basis and is only purchasing additional inventory when a specific buyer has been identified. As a percentage of revenue, Cost of Sales were 56.6% and 87.0% resulting in a gross margin of 43.4% and 13.0% for the three months ended June 30, 2001 and 2002, respectively.

Operating Expenses - Operating expenses decreased by $44,170 or 17.3% from $255,363 in the three months ended June 30, 2001 to $211,193 in the three months ended June 30, 2002. Operating expenses for the three months ended June 30, 2001 were comprised primarily of $133,464 in salaries and related taxes paid to officers and employees; rent of $27,311; professional service fees of $15,954; depreciation expense of $6,620; and $72,014 of other operating expenses, including advertising, auto, office and utilities expenses. Operating expenses for the three months ended June 30, 2002 were comprised primarily of $96,360 in salaries and related taxes paid to officers and employees, rent of 15,816; professional service fees of $52,186, depreciation expense of $14,515; and $32,316 of other operating expenses, including advertising, auto, office and utilities expenses. Payroll variances are due to commissions paid to the inside sales force.

Interest Expense - Net interest expense increased by $5,302 or 13.1% from $40,565 for the three months ended June 30, 2001 to $45,867 for the three months ended June 30, 2002. The increase was primarily due to higher interest rates on notes outstanding during 2002.

As a result, net income was $205,283, or $0.02 net income per share for the three months ended June 30, 2001, and a net loss of $189,097, or $0.01 loss per share, for the three months ended June 30, 2002.

Assets and Liabilities - Assets decreased by $548,106 from $1,264,665 as of September 30, 2001 to $716,559 as of June 30, 2002. The decrease was due primarily to a decline in sales, collections of the Company's accounts receivable and a decrease in the Company's inventory held for sale. Liabilities decreased by $14,805 from $2,244,446 as of September 30, 2001 to $2,229,641 as of June 30, 2002. The decrease was due the Company continuing to make the payments on its long-term debt, reducing notes payable and obligations under its capital lease and increases in the Company's accounts payable and accrued expenses. Current liabilities increased by $89,989 from $1,256,732 as of September 30, 2001 to $1,346,721 as of June 30, 2002. This is due primarily to increases in the Company's accounts payable and accrued expenses.

Stockholders' Deficit - Stockholders' deficit increased by $533,301 from $979,781 as of September 30, 2001 to $1,513,082 as of June 30, 2002. The
increase was attributable to the net loss of $625,201 in the nine months ended June 30, 2002 and to the sale of common stock for cash totaling $91,900.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE NINE  MONTHS ENDED JUNE 30, 2002

Revenues - Revenues decreased by $1,263,885 or 42.5% from $2,971,992 during the nine months ended June 30, 2001 to $1,708,107 during the nine months ended June 30, 2002. This decrease was due to several factors. Following the events of September 11, 2001, manufacturing customers cancelled orders or have limited their acceptance of manufactured products, resulting in decreased purchases of capital equipment for production. Decreased demand has severely decreased the market prices of machine tools, compelling the Company to sell equipment at a loss to maintain cash flow. The Company had to expand its focus to include merger candidates and the additional responsibilities and reporting requirements of operating a public company.

Cost of Sales - Cost of sales decreased by $402,541 or 20.7% from $1,941,375 during the nine months ended June 30, 2001 to $1,538,834 in the nine months ended June 30, 2002. The decrease was due to the overall decrease in revenues cited above. The decrease in cost of sales is lower than the decrease in revenues due to the Company selling machines at a loss to maintain cash flow. As a percentage of revenue, cost of sales were 65.3% and 90.1% resulting in a gross margin of 34.7% and 9.9% for the nine months ended June 30, 2001 and 2002, respectively.

Operating Expenses - Operating expenses decreased by $107,125 or 13.7% from $780,212 in the nine months ended June 30, 2001 to $673,087 in the nine months ended June 30, 2002. Operating expenses for the nine months ended June 30, 2001 were comprised primarily of $379,536 in salaries and related taxes paid to officers and employees, rent of $69,274; professional service fees of $49,955, depreciation expense of $19,858; and $261,589 of other operating expenses, including advertising, auto, entertainment, office and utilities expenses.
Operating expenses for the nine months ended June 30, 2002 were comprised primarily of $348,925 in salaries and related taxes paid to officers and employees; rent of $63,841; professional service fees of $92,083, depreciation expense of $29,030; and $139,208 of other operating expenses, including advertising, auto, office and utilities expenses. Payroll variances are due to commissions paid to the inside sales force as general payroll expenses are expected to remain relatively consistent from prior periods as the Company has maintained the same staff and is paying them relatively the same amount.

Interest Expense - Net interest expense decreased by $3,190 from $123,340 for the nine months ended June 30, 2001 to $120,150 for the nine months ended June 30, 2002. The decrease was primarily due to principal reduction of an outstanding debt balance in June 2001.

As a result, net profit was $126,265 or $0.01 net income per share, and net loss of $625,201, or $0.04 loss per share, for the nine months ended June 30, 2001 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General - Overall, the Company had negative cash flows of ($94,903) for the nine months ended June 30, 2002 resulting from $38,055 of cash provided by the Company's operating activities, ($1,282) of cash used in investing activities and ($131,676) of cash used in financing activities. The Company anticipated a stronger and faster recovery from the events of September 11, 2001 and expected funds from operations would be sufficient to cover daily operations. However, due to an ongoing decline in sales and a net loss of $625,201 during the nine months ended June 30, 2002, the Company's funds from operations are currently short of meeting monthly operating obligations. In the event that sales growth for the remainder of the fiscal year ending September 30, 2002 meets current expectations, the Company expects that cash flow from daily operations will be sufficient to meet daily operating costs by the end of the Company's fiscal year ending September 30, 2002.

Cash Flows from Operating Activities - Net cash provided by operating activities of $38,055 for the nine months ended June 30, 2002 was primarily due to a net loss of ($625,201) and changes in operating assets and liabilities, principally accounts payable and accrued expenses of $208,771, accounts receivable of $104,378, inventory of $329,577, and other assets of ($8,500) and depreciation and amortization expense of $29,030.

Cash Flows from Investing Activities - Net cash used in investing activities of ($1,282) for the nine months ended June 30, 2002 funded purchases of equipment

Cash Flows from Financing Activities - Net cash used in financing activities of ($131,676) in the nine months ended June 30, 2002 was primarily due to principal repayments on notes payable of ($241,956), principal repayments on capital lease obligations of ($3,620), and principal repayments on notes payable to related parties of ($96,500) offset by borrowings on notes payable to related parties of $118,500 and the issuance of restricted common stock for $91,900 in cash.

Financing - As previously discussed, the Company's funds from operations are currently insufficient to fund daily operations. Therefore, the Company will be required to seek additional funds either through debt or equity financing to finance these debts and contingencies. Failure to raise additional funds may have a material adverse effect on the Company's long-term operational viability.

GOING CONCERN

The Company's independent certified public accountants have stated in their Auditor's Report included in the Company's Form 8-K/A, filed March 27, 2002, that the Company has incurred operating losses, has a working capital deficit and a significant stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 2. CHANGES IN SECURITIES

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended June 30, 2002, the Company did not remit monthly payments totaling $31,558, including interest of approximately $9,000, as required under the terms of a note payable (the "Note") to a financial institution. In May, 2002, the Company renegotiated the terms of the Note. Under the amended terms, the Company is to pay monthly interest payments of $8,900 beginning June 1, 2002 through August 1, 2002 followed by monthly principal and interest installments of $31,558 through October 2005 and one final payment of approximately $8,204 in November 2005. The Company made the June 2002 installment pursuant to the new terms of the Note; however, the Company is delinquent in its payments subsequent to the period ended June 30, 2002. There can be no assurance that the Company will have sufficient funds to make the required payments, nor can there be any assurance that the financial institution will not foreclose on the Note.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

Related Party Transactions

During the nine month period ended June 30, 2002, the Company received a $68,500 short-term loan from a stockholder/officer/director of the Company. The loan was used to purchase inventory for resale and was repaid plus interest and costs upon the sale of the specific inventory during the period ended June 30, 2002.

From time to time, the Company borrows funds from a stockholder for working capital purposes, which are non-interest bearing and are due and payable on demand. During quarter ended June 30, 2002, the Company had no borrowings or repayments of stockholder loans. At June 30, 2002, outstanding borrowings totaled $224,700.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits.

99.1  Certificate  pursuant to 18 U.S.C.  Section 1350,  as adopted  pursuant to
Section 906 of the Sarbanes - Oxley Act of 2002.

(B) Reports on Form 8-K

The Company filed a report on Form 8-K on April 17, 2002, reporting a change in the Company's certifying accountant.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. GATEWAY INTERNATIONAL HOLDINGS, INC


Date: August 17, 2002                        By: /s/  Lawrence Consalvi
                                                -----------------------
                                               Larry Consalvi, President and
                                               Interim Chief Financial Officer