Form 10KSB
period 2002-09-30
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2003-01-13
CIK 1072248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number: 000-26017

GATEWAY INTERNATIONAL HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0375818
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3840 East Eagle Drive, Anaheim, CA 92807
(Address of principal executive offices)

714-630-6253
(Issuer's telephone number)

Gourmet Gifts, Inc. 253 D Emerald, Sparks, Nevada, 89434
(Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐

Based on the closing sale price of $0.04 on January 3, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $190,216.

The Registrant's revenues were $2,197,692 for its most recent fiscal year ended September 30, 2002.

On January 3, 2003 there were 26,426,300 shares of the Registrant's Common Stock outstanding.

FORM 10-KSB

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

INTRODUCTORY NOTE

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,”“continue,” “could,” “estimates,” “expects,”“intends,” “may,” plans, ” potential,” “predicts,”“should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions, uncertainties and other factors, including the risks outlined under “Business Risks” contained in Part I of this Annual Report that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. For all of these predictions and forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company’s expectations are as of the date this Form 10-KSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-KSB is filed to conform these statements to actual results, unless required by law.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS.

Certain statements we make in this Annual Report on Form 10-KSB (as well as in other public filings, our web site, press releases, and oral statements made by Company management and/or representatives), constitute forward-looking statements, which are subject to risks and uncertainties. Forward-looking statements include information concerning:

  our belief concerning future sales and net earning growth;
  our belief concerning the growth of our cash flow;
  our ability to reduce selling,general and administrative expenses as a percentage of net sales;
  our belief that we have sufficient positive cash flow to support our working capital needs, capital expenditures and debt service requirements;
  our planned development, including capital expenditures; and
  our future results of operations, including sales and earnings per share growth.

You should understand that the following important factors, in addition to those discussed elsewhere in this Annual Report and in the documents that are incorporated by reference (and in our other public filings, press releases, and oral statements made by Company management and/or representatives), could cause actual results to differ materially from those expressed in the forward-looking statements.

PART I.

Item 1. Description of Business

General

Corporate History

Gateway International Holdings, Inc. (“Gateway” or the “Company”) (previously Gourmet Gifts, Inc.) is a public company whose common stock is quoted on the OTC Bulletin Board under the symbol “GWHI.OB”. Prior to December 11, 2001, the Company was engaged in the business of catalogue retail gifts. The principal product entailed packaging, sale and delivery of seasonal gourmet food and beverage items. However, due to difficulty in raising additional working capital to execute the business plan, the Company ceased its operations and completed a reverse merger (see below).

On December 11, 2001, the Company entered into a plan of Reorganization and Merger (the “Plan” or “Merger”) with E.M. Tool Company, Inc. (“EM”). Immediately prior to the merger, the Company had 100,000,000 shares authorized and 3,384,000 shares issued and outstanding. Pursuant to the merger, all of the 21,262 outstanding shares of EM were exchanged for shares of Gateway on a 1 to 637 basis or into 13,236,000 (net of 300,000 shares subsequently cancelled thereafter) shares of common stock of Gateway for a total of 16,620,000 shares of common stock issued and outstanding. Immediately after the merger, all then existing officers and directors of Gateway resigned and the management of EM were elected and appointed to such positions; thereby effecting a change of control. Although EM became a wholly-owned subsidiary of Gateway following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a “reverse merger” whereby EM was considered to be the accounting acquirer of Gateway.

The Company simultaneously changed its name to Gateway International Holdings, Inc. The results of the Company previously filed in past years are not included herein. The related financial statements are the results of operations for EM.

Following the merger, the Company is presently engaged in acquiring, refurbishing and selling pre-owned Computer Numerically Controlled (“CNC”) machine tools to manufacturing customers.

E.M.     Tool Company, Inc. dba Elite Machine Tool Company (“EM”) was incorporated in California on March 30, 1998. EM is principally engaged in acquiring, refurbishing and selling pre-owned CNC machine tools to manufacturing customers across the United States of America.

Computer Numerically Controlled machines use commands from an onboard computer to control the movement of cutting tools and rotation speeds of the part being produced. The computer control enables the operator to program operations such as part rotation, tooling selection and tooling movement for a specific part and then store the program in memory for future use. The machine is able to produce parts while left unattended. Because of this ability, as well as superior speed of operation, a CNC machine is able to produce the same amount of work as several manually controlled machines, as well as reduce the number of operators required; generating higher profits with less re-work and scrap. Since the introduction of CNC tooling machines, continual advances in computer control technology has allowed for easier programming and additional machine capabilities.

A vertical turning machine permits the production of larger, heavier and more oddly shaped parts on a machine that uses less floor space when compared to the traditional horizontal turning machine because the spindle and cam are aligned on a vertical plane, with the spindle on the bottom.

The primary industry segments in which EM machines are utilized to make component parts are in aerospace, military and medical fields.

Business Strategy and Market Development

Gateway is regularly examining roles that new products could play in the growth of the Company. Historically, in the aerospace industry, unfavorable situations, practices and procedures drive up costs through the supply and production chain. Ultimately the customer bears these excess costs and inefficiencies. The Company and its suppliers are challenged to minimize waste so the value and quality delivered to the customer is not compromised. Due to this practice and in order to promote the speed and effectiveness of future new product development efforts, Gateway management is committed to the implementation of a “Customer Process Improvements” program. This program involves cross-functional teams from the Company and its suppliers. These teams work together to study the entire supply chain to uncover processes and business practices which cause waste. The teams can then focus on solving these problems.

By developing solid customer relationships through employee integration, the Company hopes to increase its opportunities for new projects, thereby gaining a larger share of each client. This improved penetration in diverse business sectors may increase Gateway’s diverse business opportunities.

Gateway plans to grow through the acquisition of machine tool manufacturing companies that use CNC machines to manufacture products for a diverse group of customers. With the following two acquisitions, which occurred subsequent to the Company’s fiscal year end, the Company will have increased capacity within a complementary subsidiary that could easily handle this type of work.

Acquisitions

Effective October 2002, the Company acquired Nelson Engineering, Inc. (“NEI”). NEI is a first-tier manufacturer of precision machine parts to customers throughout the nation. NEI was founded in 1987 and operates in Garden Grove, California. NEI is SAE, AS9100, ISO 9002 and ANSI/ASQC Q9002 compliant and is a Boeing-approved supplier, and has an have long-term contracts in aerospace and defense. NEI does considerable work in the electronics, medical and automotive sectors. Per the acquisition agreement, the Company issued 6,175,300 restricted shares of common stock in exchange for all of the 1,935 common shares issued and outstanding of NEI. The transaction will be accounted for in accordance with purchase accounting as deemed under SFAS 141.

Effective November 2002, the Company acquired Bechler Cams, Inc. (“BCI”). BCI is a machine shop specializing in the manufacturing of precision component parts to customers throughout the United States. BCI was founded in 1957 and operates in Anaheim, California. BCI performs production contracting for companies in the aerospace and defense sectors and has contracts for surgical instruments and components in the medical sector. Per the acquisition agreement, the Company issued 3,530,000 restricted shares of common stock in exchange for all of the 100 shares issued and outstanding of BCI. The transaction will be accounted for in accordance with purchase accounting as deemed under SFAS 141.

Competitive Business Conditions

The market for refurbishing machine tools is competitive; with competition from numerous independent suppliers with various sales and resource levels. The competition is primarily for the smaller sized machines. Management believes that the Company has a competitive advantage for our products and services through its customer service, technical rapid support delivery and pricing strategy.

Seasonality

Our business is subject to certain seasonal fluctuations in sales, with a pattern of net sales being lower in the second quarter, due to businesses closing in the winter months.

Industry Overview

The Company provides refurbished machines as part of the machine tool industry. The machine tool industry worldwide is approximately a 30 billion dollar business annually. The industry is sensitive to market conditions generally based on the supply and demand of economic conditions.

Environmental Issues

The industry in which the Company competes is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and the generation, handling, storage and disposal of waste materials. These laws and regulations are constantly evolving and we cannot predict accurately the effect, if any, they will have on our business in the future. It is the Company’s policy to comply with all applicable environmental, health and safety laws and regulations. In many instances, the regulations have not been finalized. Even where regulations have been adopted, they are subject to varying and contradicting interpretations and implementation. In some cases, compliance can only be achieved by capital expenditure. We cannot accurately predict what capital expenditures, if any, may be required. We believe that our operations are in compliance with all applicable laws and regulations to environmental matters.

Employees

At September 30, 2002, the Company had 4 full time employees. The Company believes their relationships with its employees are good. The Company’s employees are not represented by a collective bargaining organization and the Company has not experienced a work stoppage.

Factors That May Affect Our Business, Operating Results and Financial Condition

Our prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-KSB also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results, and our actual results could differ materially from those projected in the forward-looking statements. Such differences may be the result of certain risks, including but not limited to those risk factors set forth below, other one-time events and other important factors previously disclosed or to be disclosed from time to time in our other filings with the Securities and Exchange Commission. The following risk factors should be considered carefully in evaluating the Company and its business because these risks currently have a significant impact or may have a significant impact in the future on our business, operating results and financial condition.

We may have difficulty obtaining the funding we need to operate and grow our business in the future.

We currently have limited operating capital and cash resources. As a result, we require substantial funding to meet the expenses of our anticipated business expansion in the machine tooling industry. Such funding will be used to update our current program offerings; expand and upgrade our machine tooling capabilities; upgrade our facilities; invest in research and development; take advantage of acquisition opportunities; stabilize and integrate acquisition targets, if any; and meet additional working capital requirements. Our ability to raise funding may be severely limited due to our historical lack of successful operations, our limited assets and the limited public market for our common stock. Our ability to obtain additional funding will also be dependent upon our operating results and financial condition. These factors may make the timing, amount, terms and conditions of additional financing unattractive or impracticable for us. If we are unable to raise more money, our growth could be impeded and our business could be seriously harmed.

We have an immediate need for additional capital to meet our business objectives.

We anticipate that we will need to raise significant amounts of capital in the very short term to meet the objectives of our proposed business plan, as well as to fund and stabilize our existing business. Failure to raise this capital may severely compromise our business objectives. There is no assurance that we will be able to raise this capital or that it will be on terms that are favorable or acceptable to us.

Our acquisition strategy subjects us to risk.

As part of our business strategy, we may seek to acquire additional companies that offer complimentary products, technologies or services. The size of the potential targets, timing, and success of our acquisition efforts and the anticipated capital requirements to implement our strategy cannot be predicted. The success of our acquisition strategy will depend largely on our ability to identify suitable acquisition candidates and secure any necessary financing, without diverting management’s attention from the operation of our business. Competition for acquisition targets could also result in increased acquisition prices and fewer businesses available for investment.

These acquisitions may be accompanied by risks that are commonly encountered in an acquisition of a business, any of which could seriously harm our business, including:

  adverse effects on our reported operating results due to accounting charges associated with acquisitions;
  failure of an acquired business to further our strategies;
  failure of the acquired business to achieve expected results;
  potential disputes with the sellers of acquired businesses;
  failure to retain key clients or personnel of the acquired businesses;
  increased expenses resulting from newly engaged personnel;
  potential loss of key employees of the acquired businesses;
  diversion of management’s attention from other business concerns; or
  difficulties related to the integration of acquired businesses with our business.

For all of the above reasons, our pursuit of an overall acquisition and investment strategy or any individual acquisition or investment could seriously harm our business.

Our auditor expressed a “going concern” opinion.

The Independent Auditor’s Report for Gateway’s consolidated financial statements dated September 30, 2002 expresses “substantial doubt about our ability to continue as a going concern,” due to our substantial losses from operations, stockholders’ deficit and our need to raise sufficient working capital.

We experienced losses of $956,693 and $99,063 in fiscal years 2002 and 2001, respectively. We expect that we may continue to incur net losses through 2003 and possibly beyond. Additionally, we expect to incur significant expenses as we focus on our business strategy. As a result, we will need to generate significant revenue to achieve profitability, which may not occur. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve and maintain profitability our business will be materially impacted and the value of our stockholders’ investments may decline.

We may not be able to compete successfully because of the number of our competitors and expected numerous market entrants.

We anticipate that we will compete with many established and smaller less established companies offering machine tooling and related services. Many of these companies have substantially greater financial, marketing and technological resources, and greater access to customers than us. Most of our competitors benefit from greater name recognition and have substantially greater resources than we have. In addition, as the machine tooling industry continues to expand, we expect competition to increase and to see new entrants into the market. Our failure to effectively compete in this industry would adversely affect our business. Additionally, the announcement or introduction of new products or the implementation of effective marketing strategies by our competitors may materially impact our business.

We may be unable to keep pace with rapid industry changes.

The markets in which we compete are characterized by rapid technological change, frequent new product introductions and evolving industry standards. Customer preferences are difficult to predict and there is no assurance that our products and services will receive customer acceptance. If we fail to keep pace with the rapid industry changes or to effectively manage the introduction of new products and services, our business and reputation could be adversely impacted.

We may be unable to retain our senior management and other key personnel.

Our future success depends, in significant part, upon the continuing service and performance of our senior management and other key personnel. We do not maintain key-person life insurance on senior management or any of our key personnel. If we lose the services of any of these individuals, including, but not limited to, Lawrence Consalvi and Joseph Gledhill, our ability to effectively deliver services to our clients and manage our business effectively could be materially impaired.

There is significant competition in our industry for highly skilled employees and our failure to attract and retain technical personnel would adversely affect our business.

We may not be able to successfully attract or retain highly skilled employees. We have not yet hired several key members of our anticipated management team, which we believe is a necessary requirement for our business success. A high level of employee mobility characterizes the machine tooling industries, and the market for highly qualified individuals in engineering and computer applications. This competition means there are fewer highly qualified employees available to hire and the costs of hiring and retaining these individuals are high. Even if we are able to hire these individuals, we may be unable to retain them. Additionally, there is increasing pressure to provide technical employees with stock options and other equity interests, which may dilute our earnings per share. If we are unable to hire or retain qualified employees, our business would be adversely impacted.

Our stock price is volatile and there is a limited market for our shares.

The stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations that have affected the market price of the shares of many small capital companies. These fluctuations have often been unrelated to the operating results of such companies. Factors that may affect the volatility of our stock price include the following:

  our success, or lack of success, in developing and marketing our products and services;
  the announcement of new products, services, or technological innovations by us or our competitors;
  quarterly fluctuations of our operating results;
  changes in revenue or earning estimates by the investment community; and
  competition.

In addition, broad market fluctuations, as well as general economic and political conditions, may decrease the market price of our common stock in any market that develops. Based on the factors described above, recent trends should not be considered reliable indicators of our future stock prices or financial results. Additionally, there is a limited market for our common stock on the OTC Bulletin Board and we cannot assure you that such a market will continue to develop or be maintained.

You should not expect the payment of dividends by us.

We do not expect to pay dividends on our common stock in the foreseeable future. Future dividends, if any, will depend upon our earnings. Investors who will need cash dividends from their investments should not purchase our common stock.

You may experience significant dilution.

We anticipate that we will need to raise significant capital to fund our business. In addition, we anticipate that we may issue a significant number of shares or the rights to acquire shares as a part of our strategy. In either event, current shareholders may experience significant dilution and our earnings per share may decrease.

Our common stock is subject to penny stock regulation, which may affect its liquidity.

Our common stock is subject to regulations of the Securities and Exchange Commission (the “Commission”) relating to the market for penny stocks. Penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or quoted on the NASDAQ National or Small Cap Market that has a market prices of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales price requirements on broker-dealers who sell penny stocks to persons other than established customers ande accredited investors. The broker-dealer must make a suitable determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

We are controlled by a limited number of persons.

A limited number of persons and their affiliates, including current and past management, own over approximately 82% of our outstanding voting stock (on a pro forma basis, after giving effect to the two previously mentioned acquisitions). Accordingly, these stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations. These actions could adversely affect the market price of our common stock and impact the value of our stockholders’ investments.

Item 2. Description of Property

The Company is leasing approximately 14,500 square feet of office and warehouse space in Anaheim, California at a monthly rental rate of approximately $7,900 per month. This facility serves as the primary place of business for Gateway International Holdings, Inc. and E.M. Tooling Company, Inc dba Elite Machine Tool Company, Inc. The lease expires in April 2004.

Item 3. Legal Proceedings

From time to time, the Company may be engage in litigation in the ordinary course of our business or in respect of which is insured or the cumulative effect of which litigation our management does not believe may reasonably be expected to be materially adverse. We are not currently involved in any legal proceedings, which individually or in aggregate, would have an adverse effect on the Company’s financial position or results of operations.

Item 4. Submission of Matters to a vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended September 30, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Price range of Common Stock and Dividend Policy. The Company’s common stock is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol GWIH.OB. There is presently no established trading market for our common stock. The following table indicates quarterly high and low price per share for our common stock from August 29, 2001 (first available) through September 30, 2002 as quoted on the OTC Bulletin Board. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions. The market for our shares has been sporadic and at times very limited.

	HIGH	LOW
4th Quarter ended September 30, 2002	$ 0.20	$ 0.07
3rd Quarter ended June 30, 2002	$ 0.77	$ 0.42
2nd Quarter ended March 31, 2002	$ 1.29	$ 0.81
1st Quarter ended December 31, 2001	$ 0.60	$ 0.10
4th Quarter ended September 30, 2001	$ 0.60	$ 0.10

The closing price of the Company’s common stock as of January 3, 2003, was $ 0.04.

Number of Shareholders

At September 30, 2002, the Company had approximately 53 stockholders of record of its common stock. This figure does not include beneficial owners or common stock held in nominee or street name, as we cannot accurately estimate the number of these beneficial owners.

Dividend Policy

The Company did not declare or pay any dividends during its fiscal year ended September 30, 2002. Payment of dividends, if any, on the common stock, is dependent upon the amounts of future after-tax earnings, if any, of the Company and is subject to the discretion of its Board of Directors. The Board of Directors is not legally obligated to declare dividends, even if the Company is profitable. To date, the Company has not declared or paid any dividends. The Company intends to employ all available funds to finance the growth of its business and, accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Penny Stock

Until the Company’s shares qualify for inclusion in the NASDAQ system, the public trading, if any, of the Company’s Common Stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price, of the Common Stock offered. The Company’s Common Stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) (1) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company’s Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company’s Common Stock and may affect the ability of the Company’s shareholders to sell their shares.

Recent Sales of Unregistered Securities

During fiscal 2000, the Company issued 9,700 shares of common stock in connection with the conversion of a note payable to a related party in the amount of $20,000. The issuance was exempt from the registration requirements pursuant to rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Act”).

In October 2001, the Company raised $1,000 with the issuance of 1,262 restricted common shares at a price of $0.79 per share through a private placement exempt from the registration requirements pursuant to rule 506 of Regulation D of the Act.

In December 2001 the Company issued 16,598,738 shares of Common Stock (net of 300,000 subsequently cancelled) in a transaction commonly referred to as a “reverse merger”. These shares were issued in reliance upon the exemptions set forth in Section 4(2) of the Securities Act on the basis that they were issued in a private transaction, not including general solicitation or advertising and did not involve use of any underwriter.

In March 2002, the Company raised $90,900 with the issuance of 101,000 restricted common shares at a price of $0.90 per share through a private placement exempt from the registration requirements pursuant to rule 506 of Regulation D of the Act.

Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in other sections included in this Form 10-KSB for the year ended September 30, 2002.

General Overview

Gateway International Holdings, Inc. (“Gateway” or the “Company”) (previously Gourmet Gifts, Inc.) is a public company whose common stock is quoted on the OTC Bulletin Board under the symbol “GWHI.OB”. Prior to December 11, 2001, the Company was engaged in the business of catalogue retail gifts. The principal product entailed packaging, sale and delivery of seasonal gourmet food and beverage items. However, due to difficulty in raising additional working capital to execute the business plan, the Company ceased its operations and completed a reverse merger (see below).

On December 11, 2001, the Company entered into a plan of Reorganization and Merger (the “Plan” or “Merger”) with E.M. Tool Company, Inc. (“EM”). Immediately prior to the merger, the Company had 100,000,000 shares authorized and 3,384,000 shares issued and outstanding. Pursuant to the merger, all of the 21,262 outstanding shares of EM were exchanged for shares of Gateway on a 1 to 637 basis or into 13,236,000 (net of 300,000 shares subsequently cancelled) shares of common stock of Gateway for a total of 16,620,000 (net of 300,000 shares subsequently cancelled) shares of common stock issued and outstanding. Immediately after the merger, all officers and directors of Gateway resigned and the management of EM were elected and appointed to such positions; therefore effecting a change of control. Although EM became a wholly-owned subsidiary of Gateway following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a “reverse merger” whereby EM was considered to be the accounting acquirer of Gateway.

The Company simultaneously changed its name to Gateway International Holdings, Inc. The results of the Company previously filed in past years are not included herein. The related financial statements are the results of operations for EM.

Following the merger, the Company is presently engaged in acquiring, refurbishing and selling pre-owned Computer Numerically Controlled (“CNC”) machine tools to manufacturing customers.

E.M.     Tool Company, Inc. dba Elite Machine Tool Company (“EM”) was incorporated in California on March 30, 1998. EM is principally engaged in acquiring, refurbishing and selling pre-owned CNC machine tools to manufacturing customers across the United States of America. The primary industry segments in which EM machines are utilized to make component parts are in aerospace, military and medical fields.

Computer Numerically Controlled machines use commands from an onboard computer to control the movement of cutting tools and rotation speeds of the part being produced. The computer control enables the operator to program operations such as part rotation, tooling selection and tooling movement for a specific part and then store the program in memory for future use. The machine is able to produce parts while left unattended. Because of this ability, as well as superior speed of operation, a CNC machine is able to produce the same amount of work as several manually controlled machines, as well as reduce the number of operators required; generating higher profits with less re-work and scrap. Since the introduction of CNC tooling machines, continual advances in computer control technology has allowed for easier programming and additional machine capabilities.

A vertical turning machine permits the production of larger, heavier and more oddly shaped parts on a machine that uses less floor space when compared to the traditional horizontal turning machine because the spindle and cam are aligned on a vertical plane, with the spindle on the bottom.

In regard to the following discussions and analysis of the results of operations, comparisons made to the same period last year will only apply to the operations of EM because they represent the surviving operations of the Company.

The Company’s revenues consist of CNC machine sales, sales of tooling and accessories and service of CNC machines and related equipment, and production contracting for aerospace and defense, electronics, medical and automotive sectors. Revenues are recognized in the period in which they are earned. Costs of sales include the acquisition cost of inventory for sale, freight and transportation, parts, outside services, service labor, sales commissions and other direct sales costs. General and administrative expenses consists of the cost of customer acquisition and retention, customer service, accounting, billing, information systems and the personnel required to support the Company’s operation and growth.

Results of Operations

Twelve months ended September 30, 2002

Revenues – Revenues decreased $1,901,006 from $4,098,698 during the twelve months ended September 30, 2001 to $2,197,692 for the twelve months ended September 30, 2002. The decrease was due to several factors. Following the events of September 11, 2001, manufacturing customers cancelled orders or limited their acceptance of manufactured products, resulting in decreased purchases of capital equipment for production. Decreased demand has severely decreased the market prices of machine tools, compelling the Company to sell equipment at a loss to maintain cash flow. The Company had to expand its focus to include merger candidates and the additional responsibilities and reporting requirements of operating a public company.

Cost of Sales – Cost of sales decreased by $1,125,098 from $3,130,718 during the twelve months ended September 30, 2001 to $2,005,620 for the twelve months ended September 30, 2002. The decrease was due to the overall decrease in revenues cited above. The decrease in cost of sales is lower than the decrease in revenues due to the Company selling machines at a loss to maintain cash flow. As a percentage of revenue, cost of sales were 76.4% and 91.3% resulting in a gross margin of 23.6% and 8.7% for the twelve months ended September 30, 2001 and 2002, respectively.

Operating Expenses – Operating expenses increased by $109,673 to $1,006,589 during the twelve months ended September 30, 2002 compared to $896,916 for the twelve months ended September 30, 2001. This was primarily due to the costs required for the merger and requirements of a public company which cost approximated $250,000. Operating expenses for the twelve months ended September 30, 2001 were comprised primarily of $499,890 in salaries and related taxes, rent of $95,177, depreciation expense of $29,030, bad debt expense of $30,756, and $242,063 of other operating expenses, including advertising, auto, office and utilities expenses. Operating expense for the twelve months ended September 30, 2002 were comprised primarily of $369,530 in salaries and related taxes, rent of $73,741, professional fees of $318,004, depreciation expense of $43,545, bad debt expense of $53,205, and $148,564 of other operating expenses, including advertising, auto, office and utilities expense.

Interest Expense – Net interest expense decreased by $50,393 to $141,376 for the twelve months ended September 30, 2002 compared to $191,769 at September 30, 2001.

The Company had a net loss of $99,063, or $4.95 loss per share, and $956,693, or $0.06 loss per share, for the twelve months ended September 30, 2001 and 2002, respectively.

Assets and Liabilities – Assets decreased by $952,708 from $1,264,665 as of September 30, 2001 to $311,957 as of September 30, 2002. The decrease was due primarily to the reduction of inventory held for sale, collections of the Company’s accounts receivables and the return of machinery under notes payable. Liabilities decreased by $87,915 from $2,244,446 as of September, 2001 to $2,156,531 as of September 30, 2002. The decrease was due to the Company continuing to make the payments on its long-term debt and reducing obligations under capital lease.

Stockholders’ Deficit –Stockholders’ deficit increased by $864,793 from $979,781 as of September 30, 2001 to $1,844,574 as of September 30, 2002. The increase was primarily attributable to the net loss of $956,693 for the twelve months ending September 30, 2002 net of proceeds received from stock sales of $91,900.

Liquidity and Capital Resources

General – Overall, the Company had negative cash flows of $80,733 for the twelve months ended September 30, 2002 resulting from $125,644 of cash used in the Company’s operating activities, $1,282 of cash used in the investing activities and $46,193 of cash provided by financing activities. The Company anticipated a stronger and faster recovery from the events of September 11, 2001 and expected funds from operations would be sufficient to cover daily operations. However, due to an ongoing decline in sales and a net loss of $956,693 during the twelve months ended September 30, 2002, the Company’s funds from operations are currently short of meeting operating obligations.

Cash Flows from Operating Activities – Net cash used in operating activities of $125,644 for the twelve months ended September 30, 2002 was primarily due to a net loss of $956,693, changes in operating assets and liabilities, principally accounts receivable of $142,352, inventory and other assets of $436,350, accounts payable and accrued expenses of $155,597, depreciation and amortization expense of $43,545 and bad debt expense of $53,205.

Cash Flows from Investing Activities – Net cash used in investing activities of $1,282 for the twelve months ended September 30, 2002 funded purchases of equipment.

Cash Flows from Financing Activities – Net cash provided by financing activities of $46,193 in the twelve months ended September 30, 2002 was primarily due to principal repayments on notes payable of $331,826, principal repayments on capital lease obligations of $4,089, principal repayments on notes payable to related parties of $54,792 offset by borrowings on notes payable of $60,000, borrowings on notes payable to related parties of $285,000 and the issuance of restricted common stock for $91,900 in cash.

Financing – As previously discussed, the Company’s funds from operations are currently insufficient to fund daily operations. Therefore, the Company will be required to seek additional funds either through debt or equity financing to finance these debts and contingencies. Failure to raise additional funds may have a material adverse effect on the Company’s long-term operations viability.

Equity Financing – In November 2001, the Company raised $1,000 with the issuance of 1,262 restricted common shares at a price of $0.79 per share through a private placement exempt from the registration requirements pursuant to rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Act”).

In March 2002, the Company raised $90,900 with the issuance of 101,000 restricted common shares at a price of $0.90 per share through a private placement exempt from the registration requirements pursuant to rule 506 of Regulation D of the Act.

The Company is actively pursuing all potential financing options as it looks to secure additional funds to both stabilize and grow its business operations. Management will review any financing options at its disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that the Company will be able to secure additional funds from debt or equity financing, or if they can, they will be on terms favorable to the Company or existing stockholders.

Going Concern

The Company’s independent certified public accountants have stated in their Auditor’s Report included in this Form 10-KSB, that the Company has incurred operating losses, has a working capital deficit, losses from operations and a significant stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company intends to fund operations through increased sales and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2003. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Inflation

Management believes that inflation has not had a material effect on the Company’s results of operations.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting policies” in the MD&A. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

Revenue Recognition

Our net sales consist of revenue from sales of products net of trade discounts and allowances. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured.

Accounts Receivable

Our sales are generally made on an open account basis unless specific experience or knowledge or the customer’s potential inability or unwillingness to meet the payment terms dictate secured payments. Our international sales are generally made based on secure payments including cash wire advance payments and letters of credit. Management’s ability to manage the credit terms and take advantage of the leverage of the need for our services is critical to the effective application of credit terms and minimization of accounts receivable losses.

We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to insure that it is adequate to the best of management’s knowledge. We believe that we have demonstrated the ability to make reasonable and reliable estimates of product returns and of allowances for doubtful accounts based on significant historical experience.

Inventories

Inventories, which consist primarily of pre-owned machine tools, including refurbishment labor and overhead, are stated at the lower of cost or market with cost determined on a specific identification basis. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are know.

Net realizable value is based on management’s forecast for sales of the Company’s products in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount shown on the accompanying consolidated balance sheet.

Item 7.   Financial Statements

The consolidated financial statements required to be filed under this item are presented as an exhibit. Exhibits and Reports on Form 10-KSB in this document are incorporated herein by reference.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 17, 2002, Gateway International Holdings, Inc. (the “Company”) dismissed Corbin & Wertz as its independent auditor. Corbin & Wertz had been engaged by the Company following its audit of the financial statements of the Company’s recent acquired subsidiary, E.M. Tool Company. Corbin & Wertz had not issued an audit report on the Company’s financial statements. The decision to dismiss Corbin & Wertz was approved by the Company’s Board of Directors.

Management of the Company knows of no past disagreements between the Company and Corbin & Wertz on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. There were no “reportable events” (as such term is defined in Item 304 of Regulations S-K) that occurred within the Company’s two most recent fiscal years nor any subsequent interim period preceding the replacement of Corbin & Wertz.

On April 17, 2002, the Company engaged Squar, Milner, Reehl & Williamson, LLP, which appointment was approved by the Company’s Board of Directors. During the Company’s two most recent fiscal ears and any subsequent interim period prior to the engagement of Squar, Milner, Reehl &Williamson, LLP, neither the Company nor anyone on the Company’s behalf consulted with Squar, Milner, Reehl & Williamson, LLP, regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a “disagreement” or a “reportable event.”

The Company has authorized Corbin & Wertz to respond fully to all inquiries of Squar, Milner, Reehl & Williamson, LLP.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Effective August 2002, the registrant’s board of directors accepted the resignation of Brent N. Mouton as the Chief Financial Officer. Mr. Mouton made no reference to any disagreements with the registrant on any matter relating to the registrant’s operations, policies or practice and the registrant is not aware of an such disagreements. The registrant’s are currently in the process of hiring a new Chief Financial Officer, and currently are using the services of a financial professional during this interim period.

The directors and executive officers of the Company and their ages and positions at September 30, 2002, are as follows:

Lawrence A. Consalvi	45	Director, Chief Executive Officer/
		Chief Financial Officer

Joseph T.W. Gledhill	64	Director, Chief Operating Officer

           Larry Consalvi is a founder of Elite Machine Tool Company, which began in 1991. Elite Machine Tool Company, Inc. specializes in sales of industrial CNC machinery. He has extensive experience in CNC machine tools and sales. His duties at Elite include the overall responsibility for strategic planning and management and identification of CNC machinery for purchase. From 1984 until 1991, YAMAZEN USA, the largest distributor of Japanese machine tools in the United States, employed Mr. Consalvi.

          Joseph T.W. Gledhill joined Elite Machine Tool Company, Inc. in August 1999. As Vice President, he is responsible for service and operations administration. He manages all aspects of refurbishment and repair operations as well as identifying CNC machinery for purchase. From February 1984 to August 1999, Mr. Gledhill was the owner and operations manager of D.J. Industries, a company providing precision machined parts to first tier manufacturers.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Legal Proceedings

To the best of the Company’s knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires its executive officers and directors, and persons who beneficially own more than 10% of a registered class of its equity securities, to file with the Securities Exchange Commission, or Commission, initial reports of ownership and reports of changes in ownership of common stock and its other equity securities. Such officers, directors and shareholders are required by Commission regulations to furnish it with copies of all reports so filed.

Based solely upon review of the copies of such reports furnished to the Company during, and with respect to, the fiscal year ended September 30, 2002, or any written representations received by the Company from a director, officer, or beneficial owner of more than 10% of its common stock that no other reports were required, the Company believes that, for the fiscal year ended September 30, 2002, all Section 16(a) filing requirements applicable to its reporting persons were met.

Item 10.    Executive Compensation

Compensation of Directors

Directors were not compensated for any services they provided as directors on the Company’s board of directors, for the year ended September 30, 2002.

Compensation of Executive Officers

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal year ended September 30, 2002, compensation awarded or paid to, or earned by, the Company’s executive officers:

		ANNUAL COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR\ENDED SEP 30,	SALARY	BONUS	ALL OTHER COMPENSATION
Lawrence A Consalvi, CEO (1)	2002	$192,000	$--	$--

Joseph T.W. Gledhill, COO (2)	2002	$96,000	--	--

Brent N. Mouton, CFO (3)	2002	$60,000	--	--

(1)	Lawrence Consalvi began serving as Chief Executive Officer of the Company in December 2001 and Chief Financial Officer in August 2002.

(2)	Joseph Gledhill began serving as Chief Operations Officer of the Company in December 2001.

(3)	Brent Mouton began serving as Chief Financial Officer of the Company in December 2001. Mr. Mouton resigned from the Company in August 2002.

Each of the above executive officers was appointed to their respective positions in December 2001, as a result of the closing of the Plan of Reorganization and merger with E.M. Tooling Company, Inc. This transaction is described above in more detail in Part I, Item I and in Part II, Item 6.

None of the above named executive officers received any compensation in the form of a bonus, stock awards, stock options, stock appreciation rights, stock dividends or award under any long-term incentive plan.

No stock option plan, retirement, pension, profit sharing, or similar programs have been adopted by the Company for the benefit of its employees. As of September 30, 2002, the Company has no stock options or warrants issued or outstanding.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company’s common stock as of September 30, 2002, (except as may be noted in the associated footnote) by: (I) all those known by the Company to be beneficial owners of more than 5% of its common stock; (ii) each director; and (iii) all executive officers and directors of the Company as a group.

	BENEFICIAL OWNERSHIP
BENEFICAL OWNER (1)	NUMBER OF SHARES	PERCENT OF TOTAL
Lawrence Consalvi	6,070,300	36%
3840 E. Eagle Drive
Anaheim, CA 92807

Joseph Gledhill	5,895,300	36%
3840 E. Eagle Drive
Anaheim, CA 92807

All executive officers and	11,965,600	72%
Directors as a group

(1)

The Company believes that all persons have full voting and investment power to the shares. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as warrants, or options to purchase shares of the Company’s common stock.

Item 12. Certain Relationships and Related Transactions

The Company has a note payable with a related party that requires monthly payments equal to $5,545 per month, including interest at 13.5% and matures in September 2004. The balance of the note is $136,456 at September 30, 2002. Maturities related to the related party note are $74,558 and $61,898 in fiscal 2003 and 2004, respectively. The Company paid approximately $19,000 and $25,000 in interest in connection with the note payable during fiscal 2002 and 2001, respectively, which the Company has recorded in the accompanying statements of operations.

During fiscal 2002, the Company invoiced L&M Industries, Inc., a company operated by relatives of a stockholder, approximately $250,000 and Nelson Engineering, a company that was acquired subsequent to year-end, approximately $238,000. At September 30, 2002, no amounts were due from these related parties.

From time to time, the Company borrows funds from a stockholder for working capital purposes, which are non-interest bearing. During fiscal 2001, the Company reduced the related borrowings for the sale of inventory to a related party in the amount of $45,000 (see below). During fiscal 2001, the stockholder agreed to offset $105,000 of these borrowings against another stockholder’s note receivable (see below). During fiscal 2002, the Company borrowed $125,000 for working capital requirements, repaying $28,000. Also, the stockholder loaned to the Company $160,000 to pay certain Gourmet stockholders in connection with the reverse merger. At September 30, 2002, outstanding borrowings totaled $459,700.

During fiscal 2001, the Company invoiced Accurate Technology, Inc., a company operated by relatives of a stockholder, approximately $307,000, of which $45,000 was netted against the note payable to a related party (see above). At September 30, 2002, no amounts were due from these related parties.

During fiscal 2001, the Company had advanced $69,835 to an officer and stockholder. The advances are non-interest bearing and are due on demand. During fiscal 2001, the Company agreed to offset $105,000 of these advances against another stockholder’s advances to the Company (see above). As of September 30, 2002, the balance of these advances to an officer was $76,461. The Company has reclassified the advances as an increase to stockholders’ deficit at September 30, 2002.

Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequently to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 13. Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEWAY INTERNATIONAL HOLDINGS, INC.

Date: January 13, 2003	By:	/s/ Lawrence Consalvi

Lawrence Consalvi Chief Executive Officer, Chief Financial Officer

Date: January 13, 2003	By:	/s/ Joseph T.W. Gledhill

Joseph T. Gledhill Chief Operations Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Gateway International Holdings, Inc. on Form 10-KSB for the year ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Larry Consalvi, the Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

1.	I have reviewed this annual report on Form 10-KSB of Gateway International Holdings, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rule 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure control and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 13, 2003

By:	/s/ Lawrence Consalvi

Lawrence Consalvi Chief Executive Officer and Chief Financial Officer

Item 14. Exhibits and Reports on Form 8-K

(A)     Reports on Form 8-K:

1.	Form 8-K, Change in Control and Acquisition of Assets Filed: February 7, 2002

2.	Form 8-K/A, Item 7, Audited Financials of EM Tooling at Sept 2001. Filed: March 27, 2002

3.	Form 8-k, Change in Registrant’s Certifying Accountant Filed: April 19, 2002

4.	Form 8-K/A, Change in Registrant’s Certifying Accountant Filed: June 26, 2002

5.	Form 8-K, Other Events, Gourmet Gifts, Inc. Filed: November 5, 2002

6.	Form 8-K, Change in Control of Registrant Filed: November 7, 2002

7.	Form 8-K/A, Acquisition or Disposition of Assets for Bechler Cams, Inc. Filed: November 26, 2002

Independent Auditors’ Report

To the Board of Directors
Gateway International Holdings, Inc. and Subsidiary

                We have audited the accompanying consolidated balance sheet of Gateway International Holdings, Inc. and Subsidiary (collectively the “Company”) as of September 30, 2002 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

                We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway International Holdings, Inc. and Subsidiary as of September 30, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has negative working capital of $1,055,824 and an accumulated deficit of $1,900,013 at September 30, 2002, losses from operations through September 30, 2002 and a lack of profitable operational history. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Squar, Milner, Reehl &Williamson, LLP

Newport Beach, California
December 20, 2002

Independent Auditors’ Report

To the Board of Directors
Gateway International Holdings, Inc. and Subsidiary:

                We have audited the accompanying consolidated statements of operations, stockholders’deficit and cash flows of Gateway International Holdings, Inc. and Subsidiary (collectively, the “Company”) for the year ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

                We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Gateway International Holdings, Inc. and Subsidiary for the year ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Corbin & Wertz

Irvine, California
November 13, 2001

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

September 30, 2002
Assets

Current Assets:

Cash	$25,417
Accounts receivable, net	6,883
Inventories	202,285

Total current assets	234,585

Property and equipment, net	67,931
Other assets	9,441

Total Assets	$311,957

Liabilities and Stockholders' Deficit

Current Liabilities:

Accounts payable and accrued liabilities	$550,315
Current portion of notes payable	200,758
Obligation under capital lease	5,078
Current portion of notes payable to related parties	534,258

Total current liabilities	1,290,409

Notes payable, less current portion	804,224
Notes payable to related parties, less current portion	61,898

Total Liabilities	2,156,531

Commitments and Contingencies

Stockholders' Deficit

Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	--
Common stock, $0.001 par value; 100,000,000 shares
authorized; 16,721,000 shares issued and outstanding	16,721
Additional paid in capital	115,179
Stockholder note receivable	(76,461)
Accumulated deficit	(1,900,013)

Total stockholders' deficit	(1,844,574)

Total Liabilities and Stockholders' Deficit	$311,957

See independent auditors’ reports and
accompanying notes to consolidated financial statements

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2002	2001
Net sales	$2,197,692	$4,098,698
Cost of sales	2,005,620	3,130,718

Gross profit	192,072	967,980

Operating expenses:

Payroll and related	369,530	499,890
Selling, general and administrative	637,059	397,026

Total operating expenses	1,006,589	896,916

Operating (loss) income	(814,517)	71,064

Other income (expense):
Interest expense	(141,376)	(191,769)
Loss on disposal of fixed assets	--	(24,215)
Other	--	46,657

Total other income (expense)	(141,376)	(169,327)

Loss before provision for income taxes	(955,893)	(98,263)

Provision for income taxes	800	800

Net loss	$(956,693)	$(99,063)

Basic and diluted
net loss available to common
stockholders per common share	$(0.06)	$(4.95)

Weighted average
number of common
shares outstanding	16,251,366	20,000

See independent auditors’ reports and
accompanying notes to consolidated financial statements

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the years ended September 30, 2002 and 2001

	COMMON STOCK		ADDITIONAL PAID-IN	STOCKHOLDER NOTE	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	DEFICIT	TOTAL
Balance, October 1, 2000	20,000	$20	$39,980	$ (111,626)	$(844,257)	$(915,883)

Decrease in stockholder
note receivable	--	--	--	35,165	--	35,165

Net loss	--	--	--	--	(99,063)	(99,063)

Balance, September 30, 2001	20,000	20	39,980	(76,461)	(943,320)	(979,781)

Issuance of common stock
for cash	1,262	1	999	--	--	1,000

Issuance of common stock
in connection with the merger
of Gateway, net of 300,000
shares subsequently cancelled	16,598,738	16,599	(16,599)	--	--	--

Issuance of common stock
for cash	101,000	101	90,799	--	--	90,900

Net loss	--	--	--	--	(956,693)	(956,693)

Balance, September 30, 2002	16,721,000	$16,721	$115,179	$ (76,461)	$(1,900,013)	$(1,844,574)

See independent auditors’ reports and
accompanying notes to consolidated financial statements

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(956,693)	$(99,063)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	43,545	29,030
Loss on disposal of fixed assets	--	24,215
Bad debt expense	53,205	30,756
Changes in operating assets and liabilities:
Accounts receivable	142,352	128,383
Inventories	429,850	338,106
Other assets	6,500	2,519
Accounts payable and accrued liabilities	155,597	(391,305)

Net cash (used in) provided by operating activities	(125,644)	62,641

Cash flows from investing activities:
Purchases of property and equipment	(1,282)	--

Cash flows from financing activities:
Principal repayments on notes payable	(331,826)	(446,846)
Principal repayments on capital lease obligations	(4,089)	(5,834)
Principal repayments on notes payable to related parties	(54,792)	--
Principal borrowings on notes payable	60,000	363,371
Principal borrowings on notes payable to related parties	285,000	--
Restricted common stock issued for cash	91,900	--
Increase in stockholder note receivable	--	(69,835)

Net cash provided by (used in) financing activities	46,193	(159,144)

Net decrease in cash	(80,733)	(96,503)

Cash at beginning of year	106,150	202,653

Cash at end of year	$25,417	$106,150

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$68,336	$191,769

Income taxes	$800	$800

Supplemental disclosure of non-cash investing land financing activities:
  During the year ended September 30, 2002, the Company surrendered inventories valued at $197,805 in satisfaction of a note payable which was secured by the related inventories.
  During the year ended September 30, 2001, the Company financed the purchase of property and equipment in the amount of $36,015.
  During the year ended September 30, 2001, the Company incurred a capital lease obligation of $15,000.
  During the year ended September 30, 2001, the Company sold inventory to a related party in the amount of $45,000 and reduced a note payable to a related party.
  During the year ended September 30, 2001, the Company was authorized to offset $105,000 of the stockholder note receivable against a note payable to related party (see Note 5).

See accompanying notes to the consolidated financial statements for additional information related to non-cash investing and financing activities during the years ended September 30, 2002 and 2001.

See independent auditors’ reports and
accompanying notes to consolidated financial statements

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the years ended September 30, 2002 and 2001

Note 1 – Organization and Summary of Significant Accounting Principals

Nature of Business

Gateway International Holdings, Inc. (the “Company”) was originally incorporated on September 24, 1997 according to the laws of Nevada. The Company is engaged in acquiring, refurbishing and selling pre-owned Computer Numerically Controlled machine tools to manufacturing customers throughout the United States of America. The Company completed a reverse merger with a publicly traded “shell” company (see Note 2) in December 2001 and trades on the OTC Bulletin Board under the symbol “GWHI.OB”.

Principles of Consolidation

The consolidated financial statements include the accounts of Gateway International Holdings, Inc. and E.M. Tool Company, Inc. dba Elite Machine Tool Company, Inc. (see Note 2), a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $1,055,824, an accumulated deficit of $1,900,013, losses from operations and the lack of profitable operational history. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2003. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Concentrations of Credit Risks

Cash is maintained in various financial institutions. The Federal Deposit Insurance Corporation insures accounts at each institution up to $100,000.

The Company sells products to customers primarily throughout the United States. The Company performs periodic credit evaluations of its customers and does not obtain collateral with which to secure its accounts receivable. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Management periodically reviews accounts receivable and establishes an allowance for accounts deemed uncollectible. At September 30, 2002, management established an allowance for doubtful accounts of approximately $15,000. Although management expects to collect amounts due, actual collections may differ from the estimated amounts.

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the years ended September 30, 2002 and 2001

During fiscal 2002, the Company had sales to two customers, both of which were related parties, that represented approximately 22% of net sales (see Note 5). During fiscal 2001, the Company had sales to one customer, which represented 11% of net sales. At September 30, 2002, three customers accounted for 65% of accounts receivable. If the relationship between the Company and these customers was altered, the future results of operations and financial condition could be significantly affected.

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition. The Company’s operations are subject to significant risks and uncertainties including financial, operational, technological and other risks associated with operating a business, including the potential risk of business failure.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, valuation allowance on deferred tax assets, realization of inventories and collectibility of accounts receivable. Actual results could materially differ from those estimates.

Inventories

Inventories, which consist primarily of pre-owned machine tools, including refurbishment labor and overhead, are stated at the lower of cost or market with cost determined on a specific identification basis. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are known.

Net realizable value is based on management’s forecast for sales of the Company’s products in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount shown on the accompanying consolidated balance sheet.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. Equipment under capital lease obligations is depreciated over the shorter of the estimated useful life or the term of the lease. Repairs and maintenance are charged to expense as incurred while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the consolidated statements of operations.

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the years ended September 30, 2002 and 2001

Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,”requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS 121, the Company regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on this analysis, the Company’s management believes that no impairment of the carrying value of its long-lived assets existed at September 30, 2002. There can be no assurance, however, that market conditions will not change or demands for the Company’s services or products will continue which could result in impairment of long-lived assets in the future.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered.

Revenue Recognition

The Company records sales when goods are shipped to the customer. Revenue is recognized when all of the following criteria have been meet: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is reasonably assured.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company’s revenue recognition policy conforms to SAB 101.

Warranty

The Company provides a warranty on certain products sold for up to 90 days. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. A warranty accrual is considered insignificant at September 30, 2002.

Advertising

The Company expenses the cost of advertising when incurred as selling expense. Advertising expenses were approximately $12,000 and $40,000 for the years ended September 30, 2002 and 2001, respectively.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,”establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the years ended September 30, 2002 and 2001, the Company had no items of comprehensive income.

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the years ended September 30, 2002 and 2001

Basic and Diluted Earnings Per Common Share

Under SFAS 128, “Earnings Per Share”, basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common share that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no additional potential common shares as of September 30, 2002 and 2001, respectively). Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive (see Note 9).

Fair Value of Financial Instruments

SFAS 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash, accounts receivables, trade payables, accrued liabilities, obligations under capital leases, and notes payable approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of stockholder note receivable and notes payable to related parties are not determinable as these transactions are with related parties.

Segments of Business

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” changes the way public companies report information about segments of their business in their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations.

Business Combinations

SFAS 141, “Business Combinations,” which is effective for business combinations initiated after June 30, 2001, eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method. The adoption of SFAS 141 did not have a material impact on the Company’s financial statements.

Goodwill and Other Intangible Assets

SFAS 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001, provided that the first interim financial statements have not been previously issued. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The Company does not expect SFAS 142 to have a material effect on its financial statements.

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the years ended September 30, 2002 and 2001

Significant Recent Accounting Pronouncements

SFAS 143, “Accounting for Asset Retirement Obligations,” establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material effect on its financial statements.

SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. Management has not determined the effect, if any, of SFAS 144 on the Company’s future financial statements.

SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS 146 prohibits liability recognition based solely on management’s intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, if any, of SFAS 146 on the Company’s future financial statements.

Reclassifications

Certain reclassifications have been made to the September 30, 2001 financial statements presentation to correspond to the September 30, 2002 format.

Note 2 – Plan of Reorganization

On December 11, 2001, Gourmet Gifts, Inc. (“Gourmet”) entered into an agreement of Plan of Reorganization and Merger (“Plan” or “Merger”) with E.M. Tool Company, Inc. (“EM”) in a tax free share exchange under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Immediately prior to the Reorganization, Gourmet had 3,384,000 shares of common stock issued and outstanding (net of 1,000,000 shares canceled pursuant to the merger). Pursuant to the Merger, all of the 21,262 outstanding shares of EM were exchanged for shares of Gourmet on a 1 for 637 basis, or into 13,236,000 shares of common stock (net of 300,000 shares subsequently cancelled). Immediately after the merger, Gourmet had 16,320,000 shares of common stock issued and outstanding. In addition, pursuant to the merger, EM paid $160,000 to the shareholders of Gourmet, (see Note 5) which the Company has expensed under general and administrative expenses in the accompanying consolidated statement of operations for the year ended September 30, 2002.

Immediately after the merger, the officers and directors of Gourmet resigned and the management of EM controlled such positions; therefore, effecting a change of control. As a result, the transaction was recorded as a “reverse merger” whereby EM was considered to be the accounting acquirer as it retained control of Gourmet after the merger, however, EM became a wholly owned subsidiary of Gourmet after the merger. Simultaneously with the merger, Gourmet changed its name to Gateway International Holdings, Inc. The results of Gourmet previously filed with the SEC in prior years are not included herein. The related financial statements are the results of operations of EM. Since Gourmet’s continuing operations and balance sheet are insignificant and due to the nature of a reverse merger, a pro-forma consolidated balance sheet, consolidated statement of stockholders’equity and consolidated statement of operations are not presented here. However, on a pro-forma basis, assuming the exchange was retroactively carried back, the Company would have had 12,740,000 shares outstanding with a loss per share of $(0.01) as of and for the year ended September 30, 2001.

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the years ended September 30, 2002 and 2001

Note 3 — Property and Equipment

Property and equipment consist of the following at September 30, 2002:

Automobile	$103,614
Computer equipment	34,488
Furniture and fixtures	39,055
Leasehold improvements	14,351
Machinery and equipment	35,503

227,011
Less accumulated depreciation and amortization	(159,080)

$67,931

Note 4 – Notes Payable

Notes payable consist of the following as of September 30, 2002:

Secured note payable to bank, collateralized by substantially all the assets of the Company and guaranteed by a stockholder, payable in monthly installments of $8,250 with a balloon payment of approximately $540,000 due at maturity, including interest at 8%, maturing in January 2008.	$ 762,126
Notes payable to financial institutions, secured by automobiles and guaranteed by a stockholder, payable in monthly installments ranging from $920 to $1,095, including interest ranging from 5.90% to 10.09%, maturing on various dates through September 2005.	69,244
Unsecured note payable to an individual, payable in monthly installments of $2,500, including imputed interest at 10%, maturing in September 2003.	54,184
Unsecured notes payable to various individuals, payable in monthly installments ranging from $3,760 to $5,000, including interest ranging from 10.84% to 13.57%, maturing on various dates through December 2003.	119,428

1,004,982
Less current portion	(200,758)

$ 804,224

Maturities of notes payable in each of the next five years and thereafter are as follows:

For the years ending September 30,
2003	$200,758
2004	79,196
2005	64,538
2006	48,448
2007	52,469
Thereafter	559,573

$1,004,982

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the years ended September 30, 2002 and 2001

Note 5 — Related Party Transactions

The Company has a note payable with a related party that requires monthly payments equal to $5,545 per month, including interest at 13.5% and matures in September 2004. The balance of the note is $136,456 at September 30, 2002. Maturities related to the related party note are $74,558 and $61,898 in fiscal 2003 and 2004, respectively. The Company paid approximately $19,000 and $25,000 in interest in connection with the note payable during fiscal 2002 and 2001, respectively, which the Company has recorded in the accompanying statements of operations.

During fiscal 2002, the Company invoiced L&M Industries, Inc., a company operated by relatives of a stockholder, approximately $250,000 and Nelson Engineering, a company that was acquired subsequent to year-end (see Note 10), approximately $238,000. At September 30, 2002, no amounts were due from these related parties.

From time to time, the Company borrows funds from a stockholder for working capital purposes, which are non-interest bearing. During fiscal 2001, the Company reduced the related borrowings for the sale of inventory to a related party in the amount of $45,000 (see below). During fiscal 2001, the stockholder agreed to offset $105,000 of borrowings against another stockholder’s note receivable (see below). During fiscal 2002, the Company borrowed $125,000 for working capital requirements, repaying $28,000. Also, the stockholder loaned to the Company $160,000 to pay certain Gourmet stockholders in connection with the reverse merger (see Note 2). At September 30, 2002, outstanding borrowings totaled $459,700.

During fiscal 2001, the Company invoiced Accurate Technology, Inc., a company operated by relatives of a stockholder, approximately $307,000, of which $45,000 was netted against the note payable to a related party (see above). At September 30, 2002, no amounts were due from these related parties.

During fiscal 2001, the Company had advanced $69,835 to an officer and stockholder. The advances are non-interest bearing and are due on demand. During fiscal 2001, the Company agreed to offset $105,000 of these advances against another stockholder’s advances to the Company (see above). As of September 30, 2002, the balance of these advances to an officer was $76,461. The Company has reclassified the advances as an increase to stockholders’ deficit at September 30, 2002.

Note 6 — Commitments and Contingencies

The Company leases certain property and equipment under operating lease agreements. The leases expire on various dates through April 2004 and provide for monthly payments ranging from approximately $200 to $8,500.

The  Company also has a capital lease obligation for equipment that expires in May 2003. Terms of the lease require a monthly payment of approximately $700, with an imputed interest rate of 16.98%. The asset under capital lease is recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets under property and equipment in the accompanying consolidated balance sheet.

Future minimum rental commitments as of September 30, 2002 are as follows:

Capital Leases	Operating Leases	Total

2003	$5,600	$100,000	$105,600
2004	--	60,000	60,000

Total minimum lease payments	$5,600	$160,000	$165,600
Less amount representing interest	(522)

	$5,078

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the years ended September 30, 2002 and 2001

Rent expense under operating leases for the fiscal years ended September 30, 2002 and 2001 was approximately $85,000 and $95,000, respectively. Interest expense incurred pursuant to the capital lease obligations was approximately $1,200 and $2,000 for the years ended September 30, 2002 and 2001, respectively.

Legal

The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination or breach of contact actions incidental in the normal operations of the business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its financial position or results of operations.

Preferred Stock

The Company’s articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of September 30, 2002, the Company had no shares of preferred stock issued and outstanding.

Note 7 – Stockholders’ Equity

Common Stock

In October 2001, the Company raised $1,000 with the issuance of 1,262 restricted common shares at a price of $0.79 per share through a private placement exempt from the registration requirements pursuant to rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Act”).

In December 2001, the Company issued 16,598,738 (net of 300,000 shares subsequently cancelled) shares of common stock in connection with the reverse acquisition (see Note 2)

In March 2002, the Company raised $90,900 with the issuance of 101,000 restricted common shares at a price of $0.90 per share through a private placement exempt from the registration requirements pursuant to rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Act”).

Note 8 — Income Taxes

The tax effects of temporary differences that give rise to deferred taxes at September 30, 2002 are as follows:

Deferred tax assets:

Net operating loss carry forward	$730,000
Other	16,000
Less valuation allowance	(746,000)

Net deferred tax asset	$--

The valuation allowance increased by $384,000 and $38,000 during the years ended September 30, 2002 and 2001, respectively. No current provision for income taxes for the year ended September 30, 2002 and 2001 is required, except for minimum California state taxes of $800, since the Company incurred taxable losses during the years.

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the years ended September 30, 2002 and 2001

The provision for income taxes for the years ended September 30, 2002 and 2001 differs from the amount computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

	2002	2001
Computed tax benefit at federal statutory rate	$(325,000)	$(34,000)
State income tax benefit, net of federal effect	(63,000)	(7,000)
Increase in valuation allowance	384,000	38,000
Non-deductible expenses	--	17,000
Other, net	4,800	(13,200)

	$800	$800

As of September 30, 2002, the Company had tax net operating loss carry forwards of approximately $1,900,000 and $951,000 for federal and California State income tax reporting purposes, which expire at various dates through 2023 and 2003, respectively.

Due to the change in ownership provisions of the Internal Revenue Code, operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Note 9 – Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended September 30, 2002 and 2001:

	2002	2001
Numerator for basic and diluted loss per share:
Net loss charged to common stockholders	$(956,693)	$(99,063)

Denominator for basic and diluted loss per share:
Weighted average shares	16,251,366	20,000

Basic and diluted loss per share	$(0.06	$(4.95)

Note 10 — Subsequent Events

Acquisitions

In October 2002, the Company entered into a definitive Agreement and Plan of Reorganization (the “Agreement”) with Nelson Engineering (“Nelson”) pursuant to which Nelson became a wholly owned subsidiary of Gateway. According to the Agreement, the shareholders of Nelson received 6,175,300 restricted common stock shares of Gateway in exchange for 1,935 common shares of Nelson, which represents all of the outstanding shares of Nelson. The transaction will be accounted for in accordance with purchase accounting as deemed appropriate under SFAS 141.

In November 2002, the Company entered into a definitive Agreement and Plan of Reorganization (the “Agreement”) with Bechler Cams, Inc. (“Bechler”) pursuant to which Bechler became a wholly owned subsidiary of Gateway International Holdings, Inc. (“Gateway”). According to the Agreement, the shareholders of Bechler received 3,530,000 restricted common stock shares of Gateway in exchange for 100 common shares of Bechler, which represents all of the outstanding shares of Bechler. The transaction will be accounted for in accordance with purchase accounting as deemed appropriate under SFAS 141.

GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the years ended September 30, 2002 and 2001

Pro Forma’s

The following unaudited pro forma combined financial statements (hereinafter collectively referred to as “the pro forma financial statements”) are presented for illustrative purposes only, and are not necessarily indicative of the combined financial position at an earlier date or results of operations of future periods or the results that would have been realized had the Company, Bechler, and Nelson been a combined entity during the specified periods. The pro forma financial statements (including the notes thereto) are qualified in their entirety.

The following pro forma financial statements give effect to the reorganization of the Company, Bechler, and Nelson using the purchase method of accounting. The pro forma financial statements are based on the respective historical financial statements and the notes thereto of the Company, Bechler, and Nelson.

The September 30, 2002 pro forma combined balance sheet, which assumes that the reorganization took place on September 30, 2002, combines the audited balance sheet of the Company and Nelson and the unaudited balance sheet of Bechler as of such date. The pro forma combined statement of operations, which assumes that the reorganization took place on October 1, 2001 combines the audited September 30, 2002 statement of operations of the Company and Nelson and the unaudited twelve month period ended September 30, 2002 statement of operations of Bechler.

The pro forma adjustments described below are preliminary and are based on managements’ assumptions. The Company is in the process of engaging a third party to perform the required valuation of the fair value of the net assets acquired and of the Company’s restricted common stock issued to the former shareholders of Bechler and Nelson. As a result, for pro forma purposes, management has assumed the value of the Company’s restricted common stock to equal the net book value of the net assets acquired. There can be no assurance that the actual fair value of the Company’s restricted common stock will equal the net book value of the net assets acquired.

Management realizes that the independent valuation of the Company’s restricted common stock may conclude that, in estimating its fair value, a discount from the market price is required for blockage and/or restrictions on transferability; the assumption described above effectively ignores any such discount for purposes of the pro forma presentation. The fair value discount may be material to the accompanying combined unaudited pro forma financial statements.

Management is in the process of assessing and formulating its integration plans; although restructuring costs, if any, are not yet known, in the opinion of management, due to each company acquired will be operating as it currently is, any restructuring costs will be immaterial. In the opinion of management, all known presently quantifiable adjustments have been made that are necessary to present fairly the proforma financial statements.

The pro forma adjustments made are to reflect (1) the elimination of the stockholders’ equity accounts of Bechler and Nelson, (2) the issuance of common stock by the Company as consideration for the purchase, (3) the profit recognized by the Company for equipment sales to Bechler and Nelson during the period and prior period and (4) the related party receivable/payable.

Gateway International Holdings, Inc.
Unaudited Pro forma Combined Balance Sheet
September 30, 2002

	Historical
	Gateway	Bechler	Nelson	Combined	Pro forma Adjustments		Pro forma Combined
Current assets	$234,585	$253,595	$1,584,456	$2,072,636		$--	$2,072,636
Property and equipment, net	67,931	212,999	1,251,578	1,532,508	(3)	(159,779)	1,372,729
Note receivable from
related party	--	--	136,456	136,456	(4)	(136,456)	--
Other Assets	9,441	55,400	--	64,841		--	64,841

Total Assets	$311,957	$521,994	$2,972,490	$3,806,441		$(296,235)	$3,510,206

Accounts payable and
accrued liabilities	$550,315	$83,136	$652,376	$1,285,827		$--	$1,285,827
Line of credit	--	92,262	415,091	507,353		--	507,353
Notes payable	1,004,982	--	711,561	1,716,543		--	1,716,543
Obligations under capital lease	5,078	65,938	276,030	347,046		--	347,046
Notes payable to related parties	596,156	--	--	596,156	(4)	(136,456)	459,700
Other liabilities	--	--	161,692	161,692		--	161,692

Total Liabilities	2,156,531	241,336	2,216,750	4,614,617		(136,456)	4,478,161

Common stock and additional					(2)	(205,757)
paid in capital					(2)	9,705
	131,900	1,400	204,357	337,657	(2)	1,133,716	1,275,321
Note receivable from shareholder	(76,461)	(107,023)	--	(183,484)		--	(183,484)
Accumulated deficit/Retained earnings					(3)	(159,779)
	(1,900,013)	386,281	551,383	(962,349)	(2)	(937,664)	(2,059,792)

Total stockholders' (deficit) equity	(1,844,574)	280,658	755,740	(808,176)		(159,779)	(967,955)

Total liabilities and
stockholders' equity	$311,957	$521,994	$2,972,490	$3,806,441		$(296,235)	$3,510,206

	Historical
	Gateway	Bechler	Nelson	Combined	Pro forma Adjustments (See Note 3)	Pro forma Combined
Net sales	$2,197,692	$1,069,646	$3,276,970	$6,544,308	(3) (48,623)	$6,495,685
Cost of sales	2,005,620	847,939	2,794,779	5,648,338	--	5,648,338

Gross Profit	192,072	221,707	482,191	895,970	--	847,347

Operating Expenses	1,006,589	306,328	808,762	2,121,679	(3)(16,407)	2,105,272

Operating income (loss)	(814,517)	(84,621)	(326,571)	(1,225,709)	--	(1,257,925)

Other Income (expense)	(142,176)	37,322	89,693	(15,161)	--	(15,161)

Net Income (loss)	$(956,693)	$(47,299)	$(236,878)	$(1,240,870)	$(32,216)	$(1,273,086)

Basic and diluted income
(loss) per share	$(0.06)	$(473)	$(122)	$(0.08)		$(0.05)

Weighted average number of					(1)9,705,300
common shares outstanding	16,251,366	100	1,935	16,253,401	(1)(2,035)	25,956,666

Basic and diluted pro forma loss per common share is calculated based on the issuance (assumed to have been on October 1, 2001) of 9,705,300 shares of Gateway restricted common stock in the reorganization.

Letter of Intent

In December 2002, the Company has signed a non-binding Letter of Intent to acquire a third party manufacturer (the “Acquiree”). The Company believes the Acquiree to be a leader in their specific machine tool field. Pursuant to the terms of the agreement, the purchase price will be $2,500,000. The Company will account for the acquisition in conformity with SFAS 141, with the acquired company becoming a wholly-owned subsidiary of Gateway.

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-KSB of Gateway International Holdings, Inc. (the “Company”) for the year ending September 30, 2002, as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 13, 2003

/s/ Lawrence Consalvi

Lawrence Consalvi Chief Executive Officer and Chief Financial Officerv