Form 10QSB
period 2002-12-31
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2003-02-19
CIK 1072248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB




(Mark One)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        Commission File Number: 000-26017

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)


           NEVADA                                   88-0375818
  (State or Other Jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                Identification No.)

                    3840 EAST EAGLE DRIVE, ANAHEIM, CA 92807
                    (Address of principal executive offices)

                                  714-630-6253
                           (Issuer's telephone number)




Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X      No
         ---       ---

 Title of each class of Common Stock           Outstanding at February 10, 2003
 Common Stock, $0.001 par value                            26,426,300

                                   FORM 10-QSB

               GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS



 PART I.
  Item 1.   Condensed Consolidated Balance Sheet at December 31, 2002 (Unaudited)..3
            Condensed Consolidated Statement of Operations for the three months ended December 31, 2002 (Unaudited) and 2001 (Unaudited)......4
            Condensed Consolidated Statement of Cash Flow for the three months ended December 31, 2002 (Unaudited) and 2001 (Unaudited).............5
            Notes to Condensed Consolidated Financial Statements...................6
  Item 2.   Management's Discussion and Analysis or Plan of Operations............12
  Item 3.   Controls and Procedures...............................................16
 PART II.
  Item 1.   Legal Proceedings.....................................................16
  Item 2.   Changes in Securities.................................................16
  Item 3.   Defaults upon Senior Securities.......................................16
  Item 4.   Submission of matters to a Vote of Security Holders...................16
  Item 5.   Other Information - Related party Transactions........................16
  Item 6.   Exhibits and Reports on Form 8-K......................................17
 Signatures.......................................................................18


              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                    December 31, 2002
                                                                        (Unaudited)
Assets
Current Assets :
  Cash                                                                 $   118,766
  Accounts receivable, net                                                 873,065
  Inventories                                                            1,223,570
                                                                       -----------
     Total current assets                                                2,215,401
Property and equipment, net                                                919,157
Other assets                                                               170,945
                                                                       -----------
Total Assets                                                           $ 3,305,503
                                                                       ===========
Liabilities and Stockholders' Deficit
Current Liabilities:
  Accounts payable and accrued liabilities                             $ 1,157,088
  Lines of Credit                                                          563,353
  Current portion of notes payable                                         643,348
  Obligation under capital lease                                           127,329
  Notes payable to related parties                                         599,700
                                                                       -----------
     Total current liabilities                                           3,090,818
Notes payable, less current portion                                        978,400
Obligations under capital lease, less current portion                      236,730
Deferred tax liabilities                                                   161,692
                                                                       -----------
Total Liabilities                                                        4,467,640
                                                                       -----------
Commitments and Contingencies

Stockholders' Deficit
  Preferred stock, $0.001 par value; 10,000,000 shares
     Authorized; no shares issued and outstanding                               --
  Common stock, $0.001 par value; 100,000,000 shares
     Authorized; 26,426,300 shares issued and outstanding                   26,426
  Additional paid in capital                                               506,889
  Stockholder note receivable                                              (76,461)
  Accumulated deficit                                                   (1,618,991)
                                                                       -----------
     Total stockholders' deficit                                        (1,162,137)
                                                                       -----------
Total Liabilities and Stockholders' Deficit                            $ 3,305,503
                                                                       ===========


      See accompanying notes to condensed consolidated financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                  Three Months ended December 31,
                                                                         2002            2001
                                                                         ----            ----
                                                                     (Unaudited)      (Unaudited)

Net sales                                                            $  1,984,179    $    756,992
Cost of sales                                                           1,452,907         719,355
                                                                     ------------    ------------
Gross profit                                                              531,272          37,637
                                                                     ------------    ------------
Operating expenses:
Payroll and related                                                       105,577         101,273
Selling, general and administrative                                       135,524         129,999
                                                                     ------------    ------------
Total operating expenses                                                  241,101         231,272
                                                                     ------------    ------------
Operating income (loss)                                                   290,171        (193,635)
                                                                     ------------    ------------
Other income (expense):
Interest expense                                                          (29,008)         (8,340)
Gain on disposal of fixed assets                                           22,250              --
Other                                                                      (1,591)             --
                                                                     ------------    ------------
Total other expense                                                        (8,349)         (8,340)
                                                                     ------------    ------------
Income (Loss) before provision for income taxes                           281,822        (201,975)
Provision for income taxes                                                    800              --
                                                                     ------------    ------------
Net income (loss)                                                    $    281,022    $   (201,975)
                                                                     ============    ============
Net income (loss) available to common
 shareholders per common share:
     Basic and diluted                                               $       0.01    $      (0.02)
                                                                     ============    ============
Weighted average common shares outstanding:
     Basic and diluted                                                 23,222,739      12,740,000
                                                                     ============    ============




      See accompanying notes to condensed consolidated financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                       Three Months ended December 31,
                                                                                             2002         2001
                                                                                             ----         ----
                                                                                          (Unaudited) (Unaudited)

Cash flows from operating activities:
    Net income (loss)                                                                     $ 281,022    $(201,975)
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                                                        35,913       12,515
        Gain on disposal of property and equipment                                          (22,250)          --
        Changes in operating assets and liabilities:
             Accounts receivable                                                            (51,269)      39,491
             Inventories                                                                   (108,392)      44,741
             Other assets                                                                      (786)       4,000
             Accounts payable and accrued liabilities                                      (101,031)      62,166
                                                                                          ---------    ---------
     Net cash provided by (used in) operating activities                                     33,207      (39,062)
                                                                                          ---------    ---------
Cash flows from investing activities:
    Purchases of property and equipment                                                     (14,000)      (1,282)
    Cash received from Acquisitions                                                           4,927           --
    Repayments from shareholder notes receivable                                                997           --
                                                                                          ---------    ---------
    Net cash used by investing activities                                                    (8,076)      (1,282)
                                                                                          ---------    ---------

Cash flows from financing activities:
    Principal repayments on notes payable                                                   (94,795)     (60,666)
    Principal repayments on capital lease obligations                                       (32,987)      (1,310)
    Net borrowings on lines of credit                                                        56,000           --
    Principal repayments on notes payable to related parties                                     --       (3,000)
    Principal borrowings on notes payable to related parties                                140,000           --
    Restricted common stock issued for cash                                                      --        1,000
                                                                                          ---------    ---------
     Net cash provided by (used in) financing activities                                     68,218      (63,976)
                                                                                          ---------    ---------
Net increase (decrease) in cash                                                              93,349     (104,320)

Cash at beginning of period                                                                  25,417      106,150
                                                                                          ---------    ---------
Cash at end of period                                                                     $ 118,766    $   1,830
                                                                                          =========    =========
Supplemental disclosure of cash flow information Cash paid during the year for:
        Interest                                                                          $  26,107    $   5,184
        Income taxes                                                                      $     800    $      --




      See accompanying notes to condensed consolidated financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements For the three months ended December 31, 2002 and 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPALS

The management of Gateway International Holdings, Inc. and its subsidiaries (the "Company" or "Gateway") without audit has prepared the condensed consolidated financial statements included herein. The accompanying unaudited condensed financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the condensed consolidated financial statements have been included and were of a normal recurring nature, and the accompanying condensed consolidated financial statements present fairly the financial position as of December 31, 2002, and the results of operations for the three months ended December 31, 2002 and 2001 and cash flows for the three months ended December 31, 2002 and 2001.

It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes for the year ended September 30, 2002, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on January 13, 2003. The interim results are not necessarily indicative of the results for a full year.

Nature of Business
------------------

Gateway International Holdings, Inc. (the "Company") was originally incorporated on September 24, 1997 under the laws of Nevada. The Company and its subsidiaries are engaged in acquiring, refurbishing and selling pre-owned Computer Numerically Controlled machine tools, and manufacturing of precision component parts in the fields of defense, aerospace and medical tools. The Company trades on the OTC Bulletin Board under the symbol "GWIH.OB".

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Gateway International Holdings, Inc., and its wholly-owned subsidiaries, E.M. Tool Company, Inc. dba Elite Machine Tool Company, Inc. (see Note 2), Bechler Cams, Inc. and Nelson Engineering, Inc. (see Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $875,417, an accumulated deficit of $1,618,991, losses from operations and the lack of profitable operational history. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2003. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The condensed consolidated financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Risks and Uncertainties
-----------------------

The Company operates in a highly competitive industry that is subject to intense competition. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological and other risks associated with operating a business, including the potential risk of business failure.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements For the three months ended December 31, 2002 and 2001


Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

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

Long-Lived Assets
-----------------

Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS 144"), "Accounting for the Impairment of Disposed of Long-Lived Assets," requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS 144, the Company regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on this analysis, the Company's management believes that no impairment of the carrying value of its long-lived assets existed at December 31, 2002. There can be no assurance, however, that market conditions will not change or demands for the Company's services or products will continue which could result in impairment of long-lived assets in the future.

Revenue Recognition
-------------------

The Company records sales when goods are shipped to the customer. Revenue is recognized when all of the following criteria have been meet: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collectibility is reasonably assured.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company's revenue recognition policy conforms to SAB 101.

Basic and Diluted Earnings Per Common Share
-------------------------------------------

Under SFAS 128, "Earnings Per Share", basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common share that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no additional potential common shares as of December 31, 2002 and 2001, respectively). Because the Company had incurred a net loss in December 31, 2001, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

Fair Value of Financial Instruments
-----------------------------------

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts receivables, trade payables, accrued liabilities, obligations under capital leases, and notes payable approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of stockholder note receivable and notes payable to related parties are not determinable as these transactions are with related parties.

Business Combinations
---------------------

SFAS 141, "Business Combinations," which is effective for business combinations initiated after June 30, 2001, eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method of accounting, (see Note 3).

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements For the three months ended December 31, 2002 and 2001


Goodwill and Other Intangible Assets
------------------------------------

SFAS 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The adoption of SFAS 142 did not have a material effect on the Company's financial statements.

Significant Recent Accounting Pronouncements
--------------------------------------------

SFAS 143, "Accounting for Asset Retirement Obligations," establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material effect on its financial statements.

SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. Management has not determined the effect, if any, of SFAS 144 on the Company's future financial statements.

SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," is effective for such activities initiated after December 31, 2002. Activities of this type include restructuring (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation, and one-time termination costs. SFAS 146 prohibits liability recognition based solely on management's intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, if any, of SFAS 146 on the Company's future financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123," which is effective for fiscal years beginning after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management has not determined the effect, if any, of SFAS 148 on the Company's future financial statements.

NOTE 2 - PLAN OF REORGANIZATION

On December 11, 2001, Gourmet Gifts, Inc. ("Gourmet") entered into a Plan of Reorganization and Merger ("Plan" or "Merger") with E.M. Tool Company, Inc. ("EM") providing for a tax free share exchange under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Immediately prior to the
Reorganization, Gourmet had 3,384,000 shares of common stock issued and outstanding (net of 1,000,000 shares canceled pursuant to the merger). Pursuant to the Merger, all of the 21,262 outstanding shares of EM were exchanged for shares of Gourmet on a 1 for 637 basis, or into 13,236,000 shares of common stock (net of 300,000 shares subsequently cancelled). Immediately after the merger, Gourmet had 16,320,000 shares of common stock issued and outstanding. In addition, in January 2002, pursuant to the merger, EM paid $160,000 to the shareholders of Gourmet, which the Company expensed under general and administrative expenses in the year ended September 30, 2002.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements For the three months ended December 31, 2002 and 2001


Immediately after the merger, all then existing officers and directors of Gourmet resigned and the management of EM were elected and appointed to such positions; thereby, effecting a change of control. Although EM became a wholly-owned subsidiary of Gateway following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a "reverse merger" whereby EM was considered to be the accounting acquirer of Gateway. Simultaneously with the merger, Gourmet changed its name to Gateway International Holdings, Inc. The results of Gourmet previously filed with the SEC in prior years are not included herein. The related financial statements are the results of operations of EM. Since Gourmet's continuing operations and balance sheet are insignificant and due to the nature of a reverse merger, a pro-forma consolidated balance sheet, consolidated statement of stockholders' equity and consolidated statement of operations are not presented here.

NOTE 3 - BUSINESS COMBINATIONS

In October 2002, the Company acquired Nelson Engineering ("Nelson") pursuant to an Agreement and Plan of Reorganization, as amended (the "Agreement") pursuant to which Nelson became a wholly owned subsidiary of Gateway. According to the Agreement, the shareholders of Nelson received 6,175,300 restricted common stock shares of Gateway valued by a third party at $302,575 in exchange for 1,935 common shares of Nelson, which represents all of the outstanding shares of Nelson. The transaction was accounted for in accordance with purchase method of accounting as deemed appropriate under SFAS 141.

In November 2002, the Company acquired Bechler Cams, Inc. ("Bechler") pursuant to an Agreement and Plan of Reorganization, as amended (the "Agreement") pursuant to which Bechler became a wholly owned subsidiary of Gateway. According to the Agreement, the shareholders of Bechler received 3,530,000 restricted common stock shares of Gateway valued by a third party at $98,840 in exchange for 100 common shares of Bechler, which represents all of the outstanding shares of Bechler. The transaction was accounted for in accordance with purchase method of accounting as deemed appropriate under SFAS 141.

The purchase was allocated to the businesses acquired based on the relative fair values of the assets acquired and liabilities assumed, which were independently valued by a third party as follows:




                                             NELSON      BECHLER        TOTAL


Cash                                       $   2,357    $   2,570    $   4,927

Accounts receivable                          684,163      130,750      814,913

Inventory                                    798,284      114,609      912,893

Property and equipment                       798,413        2,476      800,889

Notes receivable from related parties        136,456          997      137,453

Other assets                                  99,652       61,066      160,718

Accounts payable and accrued liabilities    (652,376)     (55,428)    (707,804)

Line of credit                              (415,091)     (92,262)    (507,353)

Notes payable                               (711,561)          --     (711,561)

Obligations under capital lease             (276,030)     (65,938)    (341,968)

Deferred tax liabilities                    (161,692)          --     (161,692)
                                           ---------    ---------    ---------
Value of shares issued                     $ 302,575    $  98,840    $ 401,415
                                           =========    =========    =========

The results of operations of Nelson and Bechler are included in the accompanying condensed consolidated financial statements from November 15, 2002 and October 23, 2002, respectively. The following pro forma summary presents condensed consolidated results of operations as if Nelson and Bechler had been acquired as of the beginning of the Company's 2003 fiscal year.

                                       Three months ended December 31,
                                           2002               2001
                                         ---------          ---------
   Net sales                           $ 2,622,099        $ 1,677,855
                                         =========          =========
   Net income (loss)                   $   310,505        $  (176,657)
                                         =========          =========
   Income (loss) per common share      $      0.01        $     (0.01)
                                         =========          =========

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements For the three months ended December 31, 2002 and 2001


The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma financial position and results of operations do not purport to be indicative of the results which would have been obtained had the business combination occurred October 1, 2002 or which may be obtained in the future.

NOTE 4 - ACQUISITION DEBT

ACQUISITION DEBT CONSIST OF THE FOLLOWING AS OF DECEMBER 31, 2002 (See Note 3):
NELSON ENGINEERING, INC.
Line of Credit - a revolving line of credit agreement (the "Line") with a financial institution. The Line bears interest at the prime rate (4.75% at December 31, 2002) plus 1% per annum. The Line is secured by substantially all the assets of Nelson and guaranteed by a majority stockholder. The terms of the Line provide for borrowings of up to $500,000. At December 31, 2002, the outstanding borrowings approximated $469,000. The Line requires certain financial and non-financial covenants, which the Company is in compliance as of December 31, 2002. The Line matures in February 2003.

Note payable to a financial institution; payable in monthly installments of approximately $5,700, including interest at 7.6%, and secured by machinery. The note matures in August 2006. At December 31, 2002, the outstanding borrowings approximated $219,000.

Notes payable to a financial institution, payable in monthly installments of approximately $9,700 with a balloon payment of approximately $320,000 due in February 2003, including interest at 7.3%, and secured by machinery. At December 31, 2002, the outstanding borrowings approximated $326,000. The Company is in the process of renegotiating this note payable.

Notes payable to a financial institution; payable in monthly installments ranging from approximately $700 to $3,900, including interest ranging from 5.4% to 7.4%, and secured by machinery. The notes mature through December 2006. At December 31, 2002, the outstanding borrowings approximated $116,000.

Assumption of capital leases; payable in monthly installments of $3,302 to $5,146, including interest ranging from 6.4% to 9.606%, and secured by machinery. The leases mature through September 2007. At December 31, 2002, the outstanding balance on the capital leases approximated $264,000.

BECHLER CAMS, INC.
Line of Credit - a revolving line of credit agreement (the "Line") with a financial institution. The line bears interest at the prime rate (4.75% at December 31, 2002) plus 2% per annum. The Line is secured by substantially all the assets of Bechler and guaranteed by the stockholders. The terms of the Line provide for borrowings of up to $100,000. At December 31, 2002, the outstanding borrowings approximated $94,000. The Line requires certain non-financial covenants, which the Company is in compliance with as of December 31, 2002. The Line matures in August 2003, with automatic one-year renewal features, as defined.

Assumption of capital leases; payable in monthly installments ranging from $809 to $3,597, including interest ranging from 9.75% to 15.22%, and secured by machinery. The leases mature in June 2004. At December 31, 2002, the outstanding balance on the leases approximated $96,000

NOTE 5 -- RELATED PARTY TRANSACTIONS

From time to time, the Company borrows funds from two stockholders for working capital purposes, which are non-interest bearing. During the three months ended December 31, 2002, the stockholders loaned to the Company $140,000 in the form of an interest bearing note payable accruing interest ranging from 6% to 9% for working capital requirements. At December 31, 2002, outstanding borrowings totaled $599,700.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements For the three months ended December 31, 2002 and 2001

NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock
------------

In October 2002, the Company acquired Nelson Engineering ("Nelson") pursuant to an Agreement and Plan of Reorganization, as amended (the "Agreement") pursuant to which Nelson became a wholly owned subsidiary of Gateway. According to the Agreement, the shareholders of Nelson received 6,175,300 restricted common stock shares of Gateway valued by a third party at $302,575 in exchange for 1,935 common shares of Nelson, which represents all of the outstanding shares of Nelson, (see Note 3).

In November 2002, the Company acquired Bechler Cams, Inc. ("Bechler") pursuant to an Agreement and Plan of Reorganization, as amended (the "Agreement") pursuant to which Bechler became a wholly owned subsidiary of Gateway. According to the Agreement, the shareholders of Bechler received 3,530,000 restricted common stock shares of Gateway valued by a third party at $98,840 in exchange for 100 common shares of Bechler, which represents all of the outstanding shares of Bechler, (see Note 3).

NOTE 7 -- BUSINESS SEGMENTS

Reportable business segments for the three period ended December 31, 2002, (the three-month numbers for Nelson and Bechler are from the respective acquisition dates through December 31, 2002, (see Note 3))(the Company operated in one segment in 2001) are as follows:


                                                        3 Months ended
                                                       December 31, 2002
                                                       -----------------
Net sales from continuing operations:
    Elite Machine Tool Company                            $1,227,285
    Nelson Engineering, Inc.                                 518,981
    Bechler Cams, Inc.                                       237,913
                                                          ----------
                                                          $1,984,179
                                                          ==========
Operation profit from continuing operations:
    Elite Machine Tool Company                            $  128,715
    Nelson Engineering, Inc.                                 103,833
    Bechler Cams, Inc.                                        57,623
                                                          ----------
                                                          $  290,171
                                                          ==========
Depreciation and amortization - continuing operations:
    Elite Machine Tool Company                            $   14,515
    Nelson Engineering, Inc.                                  21,398
    Bechler Cams, Inc.                                            --
                                                          ----------
                                                          $   35,913
                                                          ==========
Identifiable assets - continuing operations:
    Elite Machine Tool Company                            $  489,979
    Nelson Engineering, Inc.                               2,424,715
    Bechler Cams, Inc.                                       390,809
                                                          ----------
                                                          $3,305,503
                                                          ==========
Capital expenditures/obligations under capital lease:
    Elite Machine Tool Company                            $       --
    Nelson Engineering, Inc.                                      --
    Bechler Cams, Inc.                                        64,000
                                                          ----------
                                                          $   64,000
                                                          ==========

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements For the three months ended December 31, 2002 and 2001


NOTE 8 -- SUBSEQUENT EVENTS

Acquisitions
------------

In  December  2002,  the  Company   entered  into   discussions  to  purchase  a
manufacturing company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could materially differ from those discussed here. Accordingly, to the extent that this quarterly report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenue than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases, for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigation and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this quarterly report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements.

General Overview
----------------

Gateway International Holdings, Inc. ("Gateway" or the "Company") (previously Gourmet Gifts, Inc.) is a public company whose common stock is quoted on the OTC Bulletin Board under the symbol "GWIH.OB". Prior to December 11, 2001, the Company was engaged in the business of catalogue retail gifts. The principal product entailed packaging, sale and delivery of seasonal gourmet food and beverage items. However, due to difficulty in raising additional working capital to execute the business plan, the Company ceased its operations and completed a reverse merger (see below).

On December 11, 2001, the Company entered into a plan of Reorganization and Merger (the "Plan" or "Merger") with E.M. Tool Company, Inc. ("EM"). Immediately prior to the merger, the Company had 100,000,000 shares authorized and 3,384,000 shares issued and outstanding. Pursuant to the merger, all of the 21,262 outstanding shares of EM were exchanged for shares of Gateway on a 1 to 637 basis or into 13,236,000 (net of 300,000 shares subsequently cancelled) shares of common stock of Gateway for a total of 16,620,000 (net of 300,000 shares subsequently cancelled) shares of common stock issued and outstanding. Immediately after the merger, all officers and directors of Gateway resigned and the management of EM were elected and appointed to such positions; therefore effecting a change of control. Although EM became a wholly owned subsidiary of Gateway following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a "reverse merger" whereby EM was considered to be the accounting acquirer of Gateway.

The Company simultaneously changed its name to Gateway International Holdings, Inc. The results of the Company previously filed in past years are not included herein. The related financial statements are the results of operations for EM and subsidiaries.

Following   the  merger,   the  Company  is  presently   engaged  in  acquiring,
refurbishing and selling pre-owned Computer Numerically Controlled ("CNC") machine tools to manufacturing customers.

E.M. Tool Company, Inc. dba Elite Machine Tool Company ("EM") was incorporated in California on March 30, 1998. EM is principally engaged in acquiring, refurbishing and selling pre-owned CNC machine tools to manufacturing customers across the United States of America. The primary industry segments in which EM machines are utilized to make component parts are in aerospace, military and medical fields.

Computer Numerically Controlled machines use commands from an onboard computer to control the movement of cutting tools and rotation speeds of the part being produced. The computer control enables the operator to program operations such as part rotation, tooling selection and tooling movement for a specific part and then store the program in memory for future use. The machine is able to produce parts while left unattended. Because of this ability, as well as superior speed of operation, a CNC machine is able to produce the same amount of work as several manually controlled machines, as well as reduce the number of operators required; generating higher profits with less re-work and scrap. Since the introduction of CNC tooling machines, continual advances in computer control technology have allowed for easier programming and additional machine capabilities.

A vertical turning machine permits the production of larger, heavier and more oddly shaped parts on a machine that uses less floor space when compared to the traditional horizontal turning machine because the spindle and cam are aligned on a vertical plane, with the spindle on the bottom.

In October 2002, Gateway acquired Nelson Engineering, Inc. ("Nelson") pursuant to an Agreement and Plan of Reorganization which Nelson became a wholly owned subsidiary of Gateway. Nelson is a first-tier manufacturer of precision machine parts to customers throughout the United States of America. Nelson was founded in 1987 and operates in Garden Grove, California. The Company is SAE, AS9100, ISO 9002 and ANSI/ASQC Q9002 compliant. They are a Boeing-approved supplier and have long-term contracts in aerospace and defense. They do considerable work in the electronics, medical and automotive sectors

In November 2002, Gateway acquired Bechler Cams, Inc. ("Bechler") pursuant to an Agreement and Plan of Reorganization which Bechler became a wholly owned subsidiary of Gateway. Bechler is a machine shop specializing in the manufacturing of precision component parts to customers throughout the United States of America. Bechler was founded in 1957 and operates in Anaheim, California. The Company performs production contracting for companies in the aerospace and defense sectors and has contracts for surgical instruments and components in the medical sector.

The Company's revenues consist of CNC machine sales, sales of tooling and accessories and service of CNC machines and related equipment, and production contracting for aerospace and defense, electronics, medical and automotive sectors. Revenues are recognized in the period in which they are earned. Costs of sales include the acquisition cost of inventory for sale, freight and transportation, parts, outside services, service labor, sales commissions and other direct sales costs. General and administrative expenses consists of the cost of customer acquisition and retention, customer service, accounting, billing, information systems and the personnel required to support the Company's operation and growth.

Results of Operations
---------------------

Three months ended December 30, 2002 compared to three months ended December 31,
--------------------------------------------------------------------------------
2001
----

REVENUES - Revenues increased $1,227,187 from $756,992 during the three months ended December 31, 2001 to $1,984,179 for the three months ended December 31, 2002. The increase was due primarily to increased revenues for Elite of $470,293 and the acquisitions of Nelson and Bechler with revenues of $518,981 and $237,913, respectively. Currently, the economic demand for manufactured goods have created an increased demand for machine tools and manufactured products.

COST OF SALES - Cost of sales increased by $733,552 from $719,355 during the three months ended December 31, 2001 to $1,452,907 for the three months ended December 31, 2002. The increase was due primarily to an increase in materials and labor costs required for current demand of manufacturing and machine tools. Cost of sales increased $182,453 for Elite, $388,647 for Nelson, and $162,452 for Bechler. As a percentage of revenue, condensed consolidated cost of sales were 95.0% and 73.2% resulting in a gross margin of 5.0% and 26.8% for the three months ended December 31, 2001 and 2002, respectively. As a percentage of revenue for the three months ended December 31, 2002, cost of sales were 73.5% for Elite, 74.9% for Nelson, and 68.3% for Bechler resulting in gross margin of 26.5%, 25.1% and 31.7%, respectively. Gross margins increased due to increase purchasing activities to meet the increased manufacturing demands. Following the events of September 11, 2001, manufacturing customers cancelled orders or limited their acceptance of manufactured products, resulting in decreased purchases of capital equipment for production. Decreased demand severely decreased the market prices of machine tools, compelling the Company to sell equipment at a loss to maintain cash flow.

OPERATING EXPENSES - Operating expenses increased by $9,829 to $241,101 during the three months ended December 31, 2002 compared to $231,272 for the three months ended December 31, 2001. Operating expenses for the three months ended December 31, 2002 decrease $34,510 for Elite and increased for the acquisitions of Nelson and Bechler of $26,501 and $17,838, respectively. Operating expenses for the three months ended December 31, 2001 were comprised primarily of $101,273 in salaries and related taxes, rent of $23,724, 12,515 of depreciation expense, and $93,760 of other operating expenses, including advertising, auto, office and utilities expenses. Operating expense for the three months ended December 31, 2002 were comprised primarily of $105,577 in salaries and related taxes, rent of $29,040, depreciation expense of $35,913, and $70,571 of other operating expenses, including advertising, auto, office and utilities expense.

INTEREST EXPENSE - Net interest expense increased by $20,668 to $29,008 for the three months ended December 31, 2002 compared to $8,340 at December 31, 2001. Interest increase because of the additional debt assumed with the acquisitions of Nelson and Bechler.

The Company had a net profit of $281,022, or $0.01 per share for the three months ended December 31, 2002, and a net loss of $201,975, or $0.02 loss per share for the three months ended December 31, 2001. Net income generated for the three months ended December 31, 2002 by Elite was $102,840, Nelson was $100,507, and Bechler was $77,675. Current requirements for manufacturing demands and machine tools have directly impacted Gateway.

ASSETS AND LIABILITIES - Assets increased by $2,993,546 from $311,957 as of September 30, 2002 to $3,305,503 as of December 31, 2002. The increase was related to an increase of inventory held for sale, accounts receivable, property and equipment and other assets directly related to the acquisitions of Nelson and Bechler, (see Note 3). Liabilities increased by $2,311,109 from $2,156,531 as of September 30, 2002 to $4,467,640 as of December 31, 2002. Elite increased by $75,182 related to the increase in notes payable to related parties of $100,000 and the reduction of debt through continuing payments on its debt obligations, and $2,235,927 increase due to the acquisitions of Nelson and Bechler (see Note 3).

STOCKHOLDERS' DEFICIT -Stockholders' deficit decreased by $682,437 from $1,844,574 as of September 30, 2002 to $1,162,137 as of December 31, 2002. The
decrease was attributable to the issuance of common stock valued at $401,415 in connection with the two acquisitions accounted for using the purchase method of accounting, and the net income of $281,022 for the three months ending December 31, 2002.

Liquidity and Capital Resources
-------------------------------

GENERAL - Overall, the Company had positive cash flows of $93,349 for the three months ended December 31, 2002 resulting from $33,207 of cash provided by the Company's operating activities, $8,076 of cash used in the investing activities offset by $68,218 of cash provided by financing activities. The Company
anticipates   funds  from  operations   should  be  sufficient  to  cover  daily
operations.

CASH FLOWS FROM OPERATING ACTIVITIES - Net cash provided by operating activities of $33,207 for the three months ended December 31, 2002 was primarily due to a net profit of $281,022, depreciation and amortization expense of $35,913 and gain on disposal of property and equipment of $22,250; offset by changes in operating assets and liabilities of accounts receivable of $51,269, inventory of $108,392, other assets of $786 and accounts payable and accrued liabilities of $101,031.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities of $8,076 for the three months ended December 31, 2002 funded purchases of equipment for $14,000; offset with cash received from acquisitions of $4,927 and the repayment of $997 against shareholder notes receivable.

CASH FLOWS FROM FINANCING ACTIVITIES - Net cash provided by financing activities of $68,218 in the three months ended December 31, 2002 was primarily due to borrowings on notes payable to related parties of $140,000 and lines of credit of $56,000; offset by principal repayments on notes payable of $94,795 and principal repayments on capital lease obligations of $32,987.

FINANCING - As previously discussed, the Company's funds from operations are currently sufficient to fund daily operations. However, the Company may be required to seek additional funds either through debt or equity financing to stabilize and grow its business operations. Failure to raise additional funds may have a material adverse effect on the Company's long-term operations viability.

EQUITY FINANCING - The Company is actively pursuing all potential financing options as it looks to secure additional funds to grow its business operations. Management will review any financing options at its disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that the Company will be able to secure additional funds from debt or equity financing, or if they can, they will be on terms favorable to the Company or existing stockholders.

Going Concern
-------------

The Company's independent certified public accountants have stated in their Auditor's Report included in Form 10-KSB, that the Company has incurred operating losses, has a working capital deficit, historical losses from operations and a significant stockholders' deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company intends to fund operations through increased sales, debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending September 30, 2003. Therefore, the Company may be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Inflation
---------

Management believes that inflation has not had a material effect on the Company's results of operations.

Critical Accounting Policies
----------------------------

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in the MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

Business Combinations

SFAS 141, "Business Combinations," which is effective for business combinations initiated after June 30, 2001, eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method of accounting.

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

Accounts Receivable

Our sales are generally made on an open account basis unless specific experience or knowledge or the customer's potential inability or unwillingness to meet the payment terms dictate secured payments. Our international sales are generally made based on secure payments including cash wire advance payments and letters of credit. Management's ability to manage the credit terms and take advantage of the leverage of the need for our services is critical to the effective application of credit terms and minimization of accounts receivable losses.

We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to insure that it is adequate to the best of management's knowledge. We believe that we have demonstrated the ability to make reasonable and reliable estimates of product returns and of allowances for doubtful accounts based on significant historical experience.

Inventories

Inventories, which consist primarily of pre-owned machine tools, raw materials, and related labor and overhead, are stated at the lower of cost or market with cost determined on a specific identification basis. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are know.

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

ITEM 3 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officer also has indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

In October 2002, the Company acquired Nelson Engineering ("Nelson") pursuant to an Agreement and Plan of Reorganization, as amended (the "Agreement") pursuant to which Nelson became a wholly owned subsidiary of Gateway. According to the Agreement, the shareholders of Nelson received 6,175,300 restricted common stock shares of Gateway valued by a third party at $302,575 in exchange for 1,935 common shares of Nelson, which represents all of the outstanding shares of Nelson. The transaction was accounted for in accordance with purchase method of accounting as deemed appropriate under SFAS 141. The foregoing transactions were exempt from the registration requirements of the Act under Section 4(2) thereof, as the transactions were private transactions not involving a public offering.

In November 2002, the Company acquired Bechler Cams, Inc. ("Bechler") pursuant to an Agreement and Plan of Reorganization, as amended (the "Agreement") pursuant to which Bechler became a wholly owned subsidiary of Gateway. According to the Agreement, the shareholders of Bechler received 3,530,000 restricted common stock shares of Gateway valued by a third party at $98,840 in exchange for 100 common shares of Bechler, which represents all of the outstanding shares of Bechler. The transaction was accounted for in accordance with purchase method of accounting as deemed appropriate under SFAS 141. The foregoing transactions were exempt from the registration requirements of the Act under Section 4(2) thereof, as the transactions were private transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the first quarter of the fiscal year ended December 31, 2002.

ITEM 5. OTHER INFORMATION

Certain Relationships and Related Transactions
----------------------------------------------

From time to time, the Company borrows funds from a stockholder for working capital purposes, which are non-interest bearing. During the three months ended December 31, 2002, the stockholders loaned to the Company $140,000 in the form of an interest bearing note payable accruing interest ranging from 6.0% to 9.0% for working capital requirements. At December 31, 2002, outstanding borrowings totaled $599,700.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

2 Agreement and Plan of Reorganization dated as of the 11th day of December, 2001, by and between the Registrant, E. M. Tool Company, Inc., a California corporation ("E. M.") and the shareholders of E. M. (Incorporated by reference to Exhibit 2 of the Current Report filed on Form 8-K dated February 5, 2002, as filed with the Commission on February 7, 2002).

2.1 Agreement and Plan of Reorganization dated March 31, 2002 by and between Gateway International Holdings, Inc., GWIH Acquisition Corp. and Bechler Cams, Inc. (Incorporated by reference to Exhibit 10 contained in the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2002, as filed with the Commission on March 20,2002).

2.2 Agreement and Plan of Reorganization dated April 26, 2002 by and between Gateway International Holdings, Inc., GWIH Acquisition Corp. and Nelson Engineering, Inc. (Incorporated by reference to Exhibit 2.2 of the Current Report filed on Form 8-K dated October 23, 2002, as filed with the Commission on November 7, 2002).

2.3 First Amendment to the Agreement and Plan of Reorganization dated October 4, 2002 by and between Gateway International Holdings, Inc., GWIH Acquisition Corp. and Nelson Engineering, Inc. (Incorporated by reference to Exhibit 2.3 of the Current Report filed on Form 8-K dated October 23, 2002, as filed with the Commission on November 7, 2002).

2.4 First Amendment to the Agreement and Plan of Reorganization dated October 4, 2002 by and between Gateway International Holdings, Inc., GWIH Acquisition Corp. and Bechler Cams, Inc. (Incorporated by reference to Exhibit 2.4 of the Current Report filed on Form 8-K dated October 23, 2002, as filed with the Commission on November 7, 2002).

3.1 Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 contained in the Registrant's Registration Statement on Form 10-SB, as filed with the Commission on May 10, 1999).

3.2 Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 contained in the Registrant's Registration Statement on Form 10-SB, as filed with the Commission on May 10, 1999).

4.0 Specimen Stock Certificate (Incorporated by reference to Exhibit 4.0 contained in the Registrant's Amendment No. 1 to Registration Statement on Form 10-SB, as filed with the Commission on June 8, 1999).

10       Promissory  Note dated  August 10, 2000  (Incorporated  by reference to
         Exhibit 10 contained in the Registrant's Form 10-KSB for the fiscal year ended September 30, 2000, as filed with the Commission on January 12, 2001).

10.1     Promissory Note dated December 11, 2000  (Incorporated  by reference to
         Exhibit 10 contained in the Registrant's Form 10-QSB for the fiscal quarter ended December 31, 2000, as filed with the Commission on February 14, 2001)

Signatures
----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GATEWAY INTERNATIONAL HOLDINGS, INC.


Date: February 19, 2003             By:  /s/ Lawrence Consalvi
                                         Lawrence Consalvi
                                         Chief Executive Officer,
                                         Chief Financial Officer
Date: February 19, 2003             By:  /s/ Joseph T.W. Gledhill
                                         Joseph T. Gledhill
                                         Chief Operations Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gateway International Holdings, Inc. on Form 10-QSB for the three months ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Larry Consalvi, the Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 that:

  1.I  have   reviewed  this   quarterly   report  on  Form  10-QSB  of  Gateway
    International Holdings, Inc.;

  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rule 13a-14 and 15d-14) for the registrant and have:

  a.Designed  such  disclosure  control and  procedures  to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a.all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  b.any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: February 19, 2003

By:   /s/ Lawrence Consalvi
      Lawrence Consalvi
      Chief Executive Officer and
      Chief Financial Officer

Exhibit 99.1
           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report on Form 10-QSB of Gateway International Holdings, Inc. (the "Company") for the three months ending December 31, 2002, as filed with the Securities Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

  1.The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: February 19, 2003

/s/ Lawrence Consalvi
Lawrence Consalvi
Chief Executive Officer and
Chief Financial Officer