Form 10KSB
period 2004-09-30
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2005-06-16
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  |X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003 and for the fiscal year ended September 30, 2004.

  |_| Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                        Commission file number: 000-26017

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
        (Exact name of Small Business Issuer as specified in its charter)


     Nevada                                              95-3819300
     ------                                              ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

3840 East Eagle Drive
Anaheim, California                                         92807
-------------------                                         -----
(Address of principal executive offices)                  (Zip Code)

          Issuer's telephone number, including area code: 714-630-6253 Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year ended September 30, 2003: $3,426,126 State issuer's revenues for its most recent fiscal year ended September 30, 2004: $7,204,116

Based on the closing sale price of $0.11 on September 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,035,188.

Based on the closing sale price of $0.63 on September 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,928,804.

As of May 31, 2005, there were 40,307,254 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE

This Annual Report on Form 10-KSB is being filed with the Securities and Exchange Commission to cover our reporting requirements under the Securities Exchange Act of 1934 (the "1934 Act") for our combined fiscal years ended September 30, 2003 and September 30, 2004, and each fiscal quarter ended within that period. We ceased filing our required reports under the 1934 Act following our fiscal quarter ended December 31, 2002 and on June 15, 2003, we were delisted from the OTC Electronic Bulletin Board to the Pink Sheets for failure to make those filings. The reason why we were unable to make the required filings was that we could not receive the financial information demanded from our then subsidiary, Bechler Cams, Inc., as a result of post-acquisition disputes which developed and culminated in litigation and the ultimate rescission of that transaction in conjunction with a mutual release and settlement of all claims. At the time, we were advised that due to our inability to receive such financial information, an audit of our company could not be completed, which was a pre-requisite to the filing of our annual reports and, hence, we felt we had no other choice but to cease our reporting status. Subsequent to the rescission of the acquisition of Bechler Cams, Inc., we have worked with our current auditors and legal counsel to file those documents with the SEC as are necessary to bring our company back into reporting compliance, including this comprehensive report on Form 10-KSB covering the periods missed as described above. Further information pertaining to the acquisition of, disputes with, and rescission with, Bechler Cams, Inc. can be found in this report, and investors are encouraged to review such information carefully, especially the Risk Factor explaining certain risks which we face arising out of our failure to remain fully-reporting during the period described above.

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
                                   Form 10-KSB
          For the Years Ended September 30, 2003 and September 30, 2004

                                TABLE OF CONTENTS

PART I.........................................................................4

    ITEM 1.  BUSINESS..........................................................5
    ITEM 2.  DESCRIPTION OF PROPERTY..........................................22
    ITEM 3.  LEGAL PROCEEDINGS................................................22
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............25
PART II.......................................................................25
    ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
             SMALL ISSUER PURCHASES OF EQUITY SECURITIES......................25
    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........28
    ITEM 7.  FINANCIAL STATEMENTS.............................................41
    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................42
    ITEM 8A. CONTROLS AND PROCEDURES..........................................42
    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................42
    ITEM 10. EXECUTIVE COMPENSATION...........................................46
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.......................................................47
    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................49
    ITEM 13. EXHIBITS.........................................................51
    ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................55

                                     PART I

                           FORWARD LOOKING STATEMENTS

This Form 10-KSB, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expect," "anticipate," "assume", "hope", "plan," "believe," "seek," "estimate," "predict," "approximate," "potential," "continue", or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable based upon our knowledge of our business, we cannot absolutely predict or guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; the financial condition of the suppliers and manufacturers from whom we source our merchandise; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source products are located or in which we may actually conduct or intend to expand our business; changes in tax laws, or the laws and regulations governing direct or network marketing organizations; our ability to hire, train and retain a consistent supply of reliable and effective participants in our direct or network marketing operation; general economic, business and social conditions in the United States and in countries from which we may source products, supplies or customers; the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care; changes in the costs of interest rates, insurance, shipping and postage, energy, fuel and other business utilities; the reliability, longevity and performance of our licensors and others from whom we derive intellectual property or distribution rights in our business; the risk of non-payment by, and/or insolvency or bankruptcy of, customers and others owing indebtedness to us; threats or acts of terrorism or war; and strikes, work stoppages or slow downs by unions affecting businesses which have an impact on our ability to conduct our own business operations.

Forward-looking statements that we make, or that are made by others on our behalf with our knowledge and express permission, are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure the reader that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates, or on any subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

Corporate History

Gateway International Holdings, Inc. ("us", "we" or the "Company") (previously Gourmet Gifts, Inc.) is a public company whose common stock is quoted on the Pink Sheets under the symbol "GWYI". Prior to December 11, 2001, we were engaged in the business of catalogue retail gifts. At the time, our principal business activity entailed the packaging, sale and delivery of seasonal gourmet food and beverage items. However, due to difficulty in raising additional working capital to execute our business plan, we ceased operations, and subsequently completed our reverse takeover of E.M. Tool Company, Inc. d.b.a. Elite Machine Tool Company ("Elite Machine"). Following our acquisition of Elite Machine as a wholly-owned subsidiary, we changed our corporate name to Gateway International Holdings, Inc.

We are now a diversified holding company that operates through our wholly-owned subsidiaries, principally in the aerospace and defense markets. We currently have 8 wholly-owned operating subsidiaries: E.M. Tool Company, Inc. d.b.a. Elite Machine Tool Company, Eran Engineering, Inc., All American CNC Sales, Inc., A-Line Capital Corporation, Gledhill/Lyons, Inc. d.b.a. Accurate Technology, Spacecraft Machine Products, Inc., ESK, Inc., and Nu-Tech Industrial Sales, Inc. Our strategy is to identify and acquire profitable, cash flow positive companies that will compliment and diversify our existing portfolio of wholly-owned subsidiary companies, with a focus on the aerospace and defense markets.

E.M. Tool Company, Inc.

On December 11, 2001, we entered into a Plan of Reorganization and Merger (the "Plan" or "Merger") with E.M. Tool Company, Inc., a California corporation doing business as Elite Machine Tool Company ("Elite Machine"). Elite Machine is principally engaged in the acquisition, refurbishment, distribution and sale of pre-owned Computer Numerically Controlled ("CNC") machine tools to manufacturing customers. CNC machines use commands from an onboard computer to control the movement of cutting tools and rotation speeds of the part being produced. The computer control enables the operator to program operations such as part rotation, tooling selection and tooling movement for a specific part and then store the program in memory for future use. The machine is able to produce parts while left unattended. Because of this ability, as well as superior speed of operation, a CNC machine is able to produce the same amount of work as several manually controlled machines, as well as reduce the number of operators required, thereby generating higher profits with less re-work and scrap. Since the introduction of CNC tooling machines, continual advances in computer control technology have allowed for easier programming and additional machine capabilities. A vertical turning machine permits the production of larger, heavier and more oddly-shaped parts on a machine that uses less floor space when compared to the traditional horizontal turning machine because the spindle and cam are aligned on a vertical plane, with the spindle on the bottom.

Immediately prior to the merger, we had 100,000,000 shares authorized, of which 3,384,000 shares were outstanding. Pursuant to the merger, all of the outstanding shares of Elite Machine, aggregating 21,262 shares, were exchanged for shares of our common stock on a 1 to 637 basis or into 13,536,000 (net of 300,000 shares subsequently cancelled thereafter) shares of our common stock for a total of 16,620,000 shares of common stock issued and outstanding. Immediately after the merger, our previous officers and directors resigned and the management of Elite Machine were elected and appointed to such positions, thereby effecting a change of control. Although Elite Machine became our wholly-owned subsidiary following the transaction, because the transaction resulted in a change of control, it was recorded as a "reverse merger" whereby Elite Machine was considered to be our accounting acquirer. At the closing of the reverse merger, we changed our name to "Gateway International Holdings, Inc." and became engaged in the acquisition, refurbishment, distribution and sales of pre-owned CNC machine tools to manufacturing customers across the United States of America.

Elite Machine was founded in 1990 by our Director and President, Lawrence A. Consalvi, and today specializes in the sale of previously owned CNC machine tools from companies like Mori Seiki, Matsuura and Kitamura. Elite Machine is one of the largest dealers of pre-owned CNC machine tools in the Western United States. Elite Machine purchases high-quality used CNC machinery from Japan, Europe, and the United States, and then inspects and repairs them prior to being refurbished for resale. The primary industry segments in which Elite Machine machines are utilized to make component parts are in the aerospace, military and medical fields.

Eran Engineering, Inc.

On October 1, 2003 we consummated our acquisition of Eran Engineering, Inc. ("Eran Engineering") from its two shareholders, Hans B. Thallmayer and Alice Thallmayer, pursuant to a Stock Purchase Agreement, dated as of June 17, 2003, whereby we purchased all of the issued and outstanding capital stock of Eran Engineering for an aggregate purchase price of $1,250,000. In addition to a cash payment in the amount of $650,000 which was credited to the purchase price, we executed a promissory note in favor of the sellers in the principal amount of $600,000, payable in three equal annual installments of $200,000 and accruing simple interest at the rate of six percent (6%) per annum. Our obligation under the promissory note was secured by the pledge by Lawrence A. Consalvi, our Director, President and Chief Executive Officer and Joseph T.W. Gledhill, our Vice President and Director, of a security interest in certain shares of our common stock worth $4,285,716 as of the date of the pledge. Concurrently with the closing of the acquisition, Eran Engineering purchased from R & H
Investments, a partnership owned by the two selling shareholders of Eran Engineering, the building in which Eran Engineering operates its business. The purchase price for the building was $1,250,000, and was paid as follows:
$650,000 in cash and a promissory note in the principal amount of $600,000, bearing simple interest at the rate of 6% per annum. The cash portion of the purchase price paid by us for Eran Engineering and the building was financed pursuant to a term loan from Financial Federal Credit ("FFC"), in the principal amount of $1,300,000. The loan from FFC is primarily secured by a deed of trust on the building acquired by Eran Engineering and a security interest in all the equipment owned by Eran Engineering.

Further in connection with the acquisition, Eran Engineering entered into employment agreements with Erich Thallmayer to serve as the President and Chief Executive Officer of Eran Engineering at a annual base salary of $105,600 and with Hans Thallmayer to serve as its Operating Manager at an annual base salary of $90,000. Our Director and Vice President, Joseph T.W. Gledhill, subsequently replaced Erich Thallmayer as the company's President and Chief Executive
Officer.  Hans  Thallmayer  is no longer  employed  as the  company's  Operating
Manager.

Eran Engineering was incorporated under the laws of the State of California on July 1, 1983 and today is principally involved in the manufacture and assembly of specialized, precision components used in equipment and machinery by clients in the aerospace and defense industry. Eran Engineering maintains approximately 40 Computer Numerically Controlled (CNC) machines. Some of Eran Engineering's customers include: Matsushita Avionic Systems (in-flight entertainment), Monogram Systems (aerospace infrastructures) and Meggitt Defense Systems (un-manned tow targets). Eran also manufactures satellite, medical and connector equipment for Malibu Research (satellites for the U.S. Navy) and Therox (blood and oxygen equipment).

All American CNC Sales, Inc.

In October 2004, we acquired All American CNC Sales, Inc. ("All American") from its two shareholders, Tim Consalvi and Kathy Consalvi, pursuant to a Share Exchange Agreement whereby we acquired all the outstanding capital stock of All American, aggregating 9,000 shares, for 1,000,000 restricted shares of our common stock. Further and as contingent consideration for the acquisition of All American's capital stock, we agreed to issue an additional 250,000 shares of our common stock to Tim Consalvi and Kathy Consalvi if All American's gross profit equals or exceeds $300,000 in our fiscal year 2005, and another 250,000 shares of our common stock if All American's gross profit equals or exceeds $300,000 in our fiscal year 2006. In connection with the acquisition, All American entered into an employment agreement with Tim Consalvi to serve as an executive officer of All American for a period of one year at an annual base salary of $168,000 plus reimbursement of reasonable expenses. All American currently operates as our wholly-owned subsidiary. Tim Consalvi is the brother of Larry Consalvi, our Director and President, and Kathy Consalvi is his wife (See: Related Party Transactions).

All American was incorporated under the laws of the state of California in November 1993, and today specializes in the sale of new CNC machines tools throughout the Southern California market, of which it has an approximate market share of 25% and a current customer base of over 360 companies. The primary product lines offered through All American include: Fadal Vertical Machining Centers, Giddings and Lewis Horizontal Boring and Machining Centers, Hessapp CNC Turning and Hwacheon CNC Turning. In addition to the machinery, All American carries a complete accessory line to support its customer base. All items carried by All American CNC Sales are represented on an exclusive basis. The top ten customers of All American are, in descending order: (1) Boeing C-17 Quick Response Team, (2) Boeing Strategic Defense Team, (3) Boeing Unmanned Aircraft Exploration, (4) Camtech Corporation, (5) Precise Solutions, (6) John Force Racing, (7) Edwards Life Sciences, (8) Norotos, Inc., (9) Beckman Coulter, and
(10) St. Gobain. Our management believes that All American's business compliments that of our other companies, particularly, Elite Machine.

Gledhill/Lyons, Inc. d.b.a. Accurate Technology

In December 2004, we acquired Gledhill/Lyons, Inc., a California corporation doing business as Accurate Technology ("Accurate"), from its two shareholders, William Gledhill and David Lyons, pursuant to a Share Exchange Agreement whereby we acquired all the outstanding capital stock of Accurate, aggregating 1,000 shares, in exchange for 12,000,000 restricted shares of our common stock. In connection with the acquisition, Accurate entered into employment agreements with David Lyons to serve as its President at an annual base salary of $192,000 and with William Gledhill to serve as its Vice President at an annual base salary of $192,000. Accurate currently operates as our wholly-owned subsidiary.

Accurate Technology operates in the aerospace and defense industries and specializes in the manufacture of precision metal systems. Accurate Technology has a diverse client base, including its two primary customers: Boeing and Toyota. Our management believes that the acquisition of Accurate Technology will further enhance and strengthen our overall precision manufacturing capabilities, and believes that this acquisition is another positive step in the implementation of our growth strategy. As of March 11, 2005, the top ten customers of Accurate, in no particular order are: The Boeing Company - Anaheim Division, The Boeing Company-B1B, The Boeing Company-C17, The Boeing Company C-13 Facility, Monogram Systems, ShinMaywa Ltd., The Boeing Company-St. Louis, TRD U.S.A., Inc., and Western Design.

A-Line Capital Corporation

We established A-Line Capital Corporation ("A-Line") in the 4th quarter of fiscal year ended September 30, 2004 to provide financial services to consumers who seek financing for the purchase and/or lease of machine tools and equipment. Our subsidiaries, particularly Elite Machine and All American, currently arrange for approximately $5,000,000 of equipment lease financing annually for their customers. A-Line was established to capture much of the potential income stream that was lost to equipment lease brokers in prior years and to provide equipment lease financing for transactions for our other subsidiaries. Our management anticipates that initial cash flow at A-Line will likely come from clients of our subsidiary sales organizations, particularly Elite Machine and All American, although A-line may provide equipment leasing services in connection with third-party sales that are wholly unrelated to our business.

Spacecraft Machine Products, Inc.

In January 2005, we acquired Spacecraft Machine Products, Inc., a California corporation ("Spacecraft") from its two shareholders, Lloyd R. Leavitt, III and the Leavitt Family Trust, pursuant to a Share Exchange Agreement whereby we acquired all of the outstanding capital stock of Spacecraft, aggregating 100,000 shares, in exchange for a total of 600,000 restricted shares of our common stock, 500,000 shares of which were distributed to Lloyd R. Leavitt, III, and the remaining 100,000 shares of which were distributed to the Leavitt Family Trust. The Share Exchange Agreement also provided for the additional payment of 150,000 restricted shares of our common stock in each year that Spacecraft meets certain annual profit goals as follows: $200,000 gross profits by December 31, 2005, $300,000 gross profits by December 31, 2006, and $350,000 by December 31, 2007. In addition, in connection with the transaction, Lloyd R. Leavitt, III entered into an employment agreement with Spacecraft at an annual base salary of $115,050. Further, we engaged Lloyd R. Leavitt, III to serve as our Chief
Operating Officer on a part-time basis during the six months following the closing of the acquisition, for no additional consideration, after which the parties may consider entering into a formal employment contract to provide him a salary and stock options. Spacecraft currently operates as our wholly-owned subsidiary out of its facilities located in Torrance, California.

In connection with the acquisition of Spacecraft, we executed a non-interest bearing promissory note in favor of the Leavitt Family Trust in the principal amount of $220,000, which is to be paid in equal monthly installments over a 60-month period. This note is in full satisfaction of our obligation to repay a loan in the amount of $300,000 which was previously made to us by the Leavitt Family Trust. Pursuant to a Pledge and Security Agreement, effective January 31, 2005, our obligation to make payments under this promissory note is secured by our pledge of a security interest in the Spacecraft stock we acquired pursuant to the Share Exchange Agreement.

The Spacecraft business has been in operation for over 35 years and operates primarily in the aerospace and defense industries. In January 2000, it was incorporated as a California "C" corporation. Our management believes that the acquisition of Spacecraft represents a positive new component to our growing portfolio of companies and that the addition of Spacecraft may potentially provide new business opportunities throughout our organization. Mr. Leavitt's father, Lt. General Lloyd R. Leavitt (Retired - Air Force) remains a principal of Spacecraft and has joined our Advisory Board. Our management believes that the addition of Lt. General Leavitt to our Advisory Board provides enhanced credibility and experience to our organization, particularly in the aerospace and defense sectors where his contacts and experience have been a strong asset for us. Spacecraft's major clients include Northrop Grumman, Raytheon, and Boeing. Spacecraft also maintains clients in other industries including Walt Disney Co.'s Disney Imagineering Division.

ESK, Inc.

In December 2004, we acquired ESK Engineering Inc. ("ESK") from its sole shareholder and the former President and Chief Operating Officer of Eran Engineering, Mr. Eric Thallmayer. The acquisition was accomplished pursuant to a Share Exchange Agreement whereby we acquired all of the issued and outstanding capital stock of ESK solely in exchange for 200,000 restricted shares of our common stock. ESK currently operates as our wholly-owned subsidiary out of its facilities located in Santa Ana, California. Subsequent to the acquisition, Mr. Eric Thallmayer remains the President of ESK.

ESK is a parts assembly company located in Southern California and is primarily engaged in the assembly of precision parts in the aerospace, defense and medical industries. Our management intends to utilize ESK as the primary assembly company for all of our manufacturing divisions and believes that ESK represents a strategic acquisition in that it will allow our manufacturing divisions control over the quality, timeliness, and cost variables of products manufactured by ESK for these divisions.

Nu-Tech Industrial Sales, Inc.

In March 2005, we acquired Nu-Tech Industrial Sales, Inc., a California corporation ("Nu-Tech"), from its two shareholders, Robert Page and Kathy Page, pursuant to a Share Exchange Agreement whereby we acquired all of the outstanding capital stock of Nu-Tech, aggregating 2,500 shares, in exchange solely for 2,500,000 restricted shares of our common stock. Nu-Tech currently operates as our wholly-owned subsidiary.

Nu-Tech is a Southern California-based sales organization that operates out of its offices in Brea, California. Profitable every year since its inception nearly 6 years ago, Nu-Tech is in the business of supplying tools to the aerospace, automotive and medical equipment manufacturing industries, with clients located throughout the United States and Mexico. Nu-Tech's President,

Mr. Robert Page, is an industry veteran with over 25 years experience in the machine tool business, and he will continue to serve as President of Nu-Tech going forward. Our management believes that the acquisition of Nu-Tech will provide synergies between Nu-Tech, Elite Machine and All American as Nu-Tech's sales force will recommend Elite Machine and All American to its client base. In addition, both Elite Machine and All American will recommend that their customers use Nu-Tech as a preferred supplier for industrial tooling needs.

Rescinded Acquisitions

Nelson Engineering, Inc.

On October 4, 2002, we entered into an Agreement of Merger with Nelson Engineering, Inc. ("NEI"), a first-tier manufacturer of precision machine parts in the electronics, medical and automotive industry sectors, and GWIH Acquisition Corp. II, our wholly-owned subsidiary formed solely for the purpose of effecting the merger with NEI. Pursuant to the Agreement of Merger, we issued 6,175,300 restricted shares of our common stock in exchange for all of the 1,935 common shares of NEI issued and outstanding as of the date of the acquisition. Subsequent to the merger, we filed a Current Report on Form 8-K regarding the merger of NEI with and into our wholly-owned subsidiary, and following the effective date of the merger, NEI continued as our wholly-owned subsidiary. In the months following the merger, disputes arose between the President and former controlling shareholder of NEI, and our management over significant apparent differences in our respective business objectives and policies, such that the parties each determined that they could not work together and that the merger of NEI should be rescinded. Accordingly, the parties amicably negotiated a Mutual Rescission of Contracts and Release of Claims pursuant to which the merger transaction was rescinded. In connection with the rescission, we returned to the former shareholders of NEI their shares of NEI acquired in the merger, in exchange for their return of the shares of our stock they received in the merger, and the immediate resignation of Don Nelson from our Board of Directors. The agreement also contained mutual releases of claims. Accordingly, NEI no longer operates as our subsidiary or affiliate.

Bechler Cams, Inc.

On November 15, 2002, we closed the acquisition of 100% of the outstanding capital stock of Bechler Cams, Inc., a California corporation ("BCI"), pursuant to an Agreement and Plan of Reorganization dated as of March 31, 2002, as amended on October 4, 2002, among us, BCI, and GWIH Acquisition Corp., our wholly-owned subsidiary formed solely for the purpose of effecting the merger with BCI (the "Bechler Agreement"). BCI is a machine shop specializing in the manufacturing of precision component parts for customers in the aerospace and defense sectors and surgical instruments and components in the medical sector. Pursuant to the Bechler Agreement, we issued 11,837,500 shares of our common stock in exchange for all of the capital stock of BCI issued and outstanding as of the date of the merger. The merger became effective on November 15, 2002 upon the filing of the Articles of Merger with the Nevada and California Secretaries of State. Subsequent to the merger, we filed a Current Report on Form 8-K regarding the merger of BCI with and into our wholly-owned subsidiary, and following the effective date of the merger, BCI continued as our wholly-owned subsidiary.

Subsequent to the merger, Daniel Lennert and Laura Stearman, the former owners and executive officers of BCI (the "BCI parties") commenced litigation against us, our executives, the executive officers of E.M. Tool Company, Inc. (our wholly-owned subsidiary), and the Securities and Exchange Commission ("SEC") alleging, among other things, that the agreement of the BCI parties to enter into the merger with GWIH Acquisition Corp., was obtained by fraud. We vigorously denied these allegations and, ultimately, the case was settled pursuant to a Mutual Rescission of Contracts, Settlement Agreement and Release of Claims, effective as of November 20, 2003 pursuant to which the merger transaction was formally rescinded. In connection with the rescission, we returned to the former shareholders of BCI, their shares of BCI acquired in the merger, in exchange for their return of the shares of our stock acquired in the merger, and the immediate resignation of Daniel Lennert from our Board of Directors. The agreement also contained mutual releases of claims. Accordingly, BCI no longer operates as our subsidiary or affiliate.

BUSINESS OF ISSUER

Business Strategy and Market Development

Industry Overview

Operating through our wholly-owned subsidiaries, we provide services and products, including new and refurbished machines and precision components, to the machine tool industry. Our services and products are primarily marketed and sold to customers in the aerospace and defense industries. The machine tool industry recorded U.S. consumption of machine tool units for the first quarter of 2005 at $737.24 million, up 19.4% compared with that quarter in 2004 (See:
USMTC consumption, www.amtda.org/usmtc/index.htm, released May 9, 2004 by the American Machine Tool Distributors Association and the Association for Manufacturing Technology). The industry is sensitive to market conditions generally based on the supply and demand of economic conditions. In addition, our business is particularly sensitive to economic trends impacting on the industries and market segments of our customers.

Immediately following the terrorist attacks of September 11, 2001, the commercial aviation industry had one of the worst downturns in recent aviation history which continued through the early part of 2003. The industry experienced negative growth in 2001 and no growth in 2002. Although late in 2002, air travel began to recover, and holiday travel indicated the commercial aviation industry may be recovering from the events of September 11, 2001, the Iraq War and the Severe Acute Respiratory Syndrome (SARS) outbreak in early 2003 caused the industry to again retract and further delayed its recovery. The timing of a full commercial aerospace recovery is difficult at best to ascertain, but many analysts feel that 2004 marked the beginning. The projection of an airline recovery by the end of 2004 and continuing into 2005 has been placed into greater jeopardy, however, with the sharp rise in fuel prices. Moreover, the industry will continue to face extreme uncertainties like the impact of any additional unforeseen events similar to the 2003 SARS outbreak, the Iraq War, or another terrorist attack.

On the other hand, the continued "war on terrorism" has resulted in increased military and defense spending, and the United States government has increased its budget for aerospace and defense spending from $328 billion in 2002 to $379 billion in 2003. In the U.S. Government's fiscal year of 2004, Congress appropriated $375 billion for the Department of Defense, a 21 percent increase in funding since 2001. This amount includes $140 billion for weapons and equipment procurement and research and development activities, an increase of 36 percent since 2001. Congress provided additional funding for Operation Iraqi Freedom, bringing the Department of Defense's total funding to over $440 billion for fiscal year 2004. For fiscal year 2005, the president has requested that Congress appropriate $402 billion for the Department of Defense, a 7 percent increase over 2004, including $144 billion for procurement and research and development. While Department of Defense funding level may change over time, expected levels of funding available for the next several years should remain relatively stable for 2004 and 2005. (See: Aerospace and Defense Industry Report,www.mccombs.utexas.edu/AIMCenter/AppInvMan/Industry%20Reports/2004-2005/
Wrighton.pdf, released November 5, 2004 by MBA Investment Fund, LLC). Some of our top customers, including Boeing, are dominant players within US aerospace and defense spending.

Principal Products and Services and Their Markets

Through our portfolio companies, we have developed a high skill level in serving the aerospace and defense industry. We provide a range of components, tooling, fixtures and design services for the aerospace and defense industries. In addition, we have expanded our commitment to serving the manufacturing needs of a broad base of industrial customers. We plan to grow through the acquisition of companies which complement and offer synergistic benefits with our current portfolio of subsidiaries and which collectively enable us to service a diverse group of customers that require precision components and CNCs. Our management believes that the above-referenced acquisitions will enable us to effectively serve the broader needs of our current customers while allowing us to explore other business opportunities as a well.

Distribution Methods

Our products are not routinely marketed through conventional distribution channels. Rather, machine tools are marketed through an in-house sales staff and manufactured products are normally sold on a bid/contract basis. The majority of our sales are handled internally through a direct sales team, because our products require considerable customer education and post-sales support. However, our price structure is such that our costs of sale warrant a "person-to-person" selling strategy. Our management is currently investigating a strategy to sell machine tools through alternative channels.

Competitive Business Conditions

The competition for design, manufacturing and service in precision machining and machine tools consists of independent firms, many of which are smaller than our collective group of wholly-owned subsidiaries, and many of which also do not offer the benefits of the synergistic relationship shared among our portfolio companies. We believe that this allows us to bring a broader spectrum of support to our customers who are consistently looking for ways to consolidate their respective vendor bases. We also compete against the in-house manufacturing and service capabilities of our larger customers. While there can be no assurance, we believe that the trend by large manufacturers to outsource activities that are outside their core competency provides an opportunity for us.

Although there are numerous domestic and foreign companies which compete in the markets for our products and services, our management believes that we will be able to compete effectively with these firms on price, ability to meet customer deadlines and the stringent quality control standards we employ. Our management also believes that the synergistic integration of our several wholly-owned subsidiaries offers us a competitive advantage by enabling us to provide high quality, high precision, quick turnaround support to customers from design to delivery. Our experience and reputation in the demanding aerospace and defense industries provide an extra level of expertise in meeting our customers' requirements. We believe our commitment to continuous improvement and the latest technology will generate productivity improvements required to respond to the increasing price pressure of the competitive marketplace in which we operate. Additionally, our management is committed to seeking new ways to further develop and maintain solid customer relationships. In so doing, we hope to increase our opportunities for new projects, thereby gaining a larger share of each of our customers' needs. With the potential to serve a broader range of our customer's needs, we hope to further penetrate markets in other business sectors in order to increase and diversify our business opportunities.

Environmental Issues

The industry in which we compete is subject to environmental laws and regulations concerning emissions into the air, discharges into waterways, and the generation, handling, storage and disposal of waste materials, some of which may be hazardous. These laws and regulations are constantly evolving and we cannot predict accurately the effect, if any, they will have on our business in the future. It is our policy to comply with all applicable environmental, health and safety laws and regulations. In many instances, the regulations have not been finalized, or are frequently being modified. Even where regulations have been adopted, they are subject to varying and contradicting interpretations and implementation. In some cases, compliance can only be achieved by capital expenditure. We cannot accurately predict what capital expenditures, if any, may be required. We believe that our operations currently are in compliance with all applicable laws and regulations on environmental matters.

Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violations. As a generator of hazardous materials, we are subject to financial exposure with regard to our properties even if we fully comply with these laws. In addition, we utilize facilities that are located in industrial areas and have lengthy operating histories. As a consequence, it is possible that historical or neighboring activities have affected properties we currently own, and that, as a result, additional environmental issues may arise in the future, the precise nature of which we cannot now predict. Any present or future noncompliance with environmental laws or future discovery of contamination could have a material adverse effect on our results of operations or financial condition. (See: Risk Factors - Risks Related To Our Business).

Government Regulation

In addition, we manufacture some of our products under contracts with the United States government. We manufacture other products under contracts with private third parties who utilize our products to satisfy United States government contracts to which they are a party. Federal acquisition regulations and other federal regulations govern these relationships. Some of these regulations relate specifically to the seller-purchaser relationship with the government (which may exist on our own account, or that of one or more of our clients), such as the bidding and pricing rules. Under regulations of this type, we must observe pricing restrictions, produce and maintain detailed accounting data, and meet various other requirements. Other regulations relate to the conduct of our business generally, such as regulations and standards established by the Occupational Safety and Health Act or similar state laws and relating to employee health and safety. In particular, regulations governing these contracts require that we comply with federal laws and regulations, in general, or face civil liability, cancellation or suspension of existing contracts, or ineligibility for future contracts or subcontracts funded in whole or in part with federal funds. In addition, loss of governmental certification (affirming that we are eligible to participate on government contracted work) could cause some of our customers, including customers in the defense industry, to reduce or cease making purchases from us, which would adversely impact our business.

Employees

At May 31, 2005, we and our wholly-owned subsidiaries collectively employ 77 full-time employees and 3 part time employees. These employees devote as much time as they determine is necessary to carry out our affairs. We are not aware nor have we been made aware of any problems with regards to our relationships with these employees and therefore believe that our relationships with them are good. Our employees are not represented by a collective bargaining organization and we have not experienced any work stoppage.

RISK FACTORS

Our prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-KSB also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results, and our actual results could differ materially from those projected in the forward-looking statements. Such differences may be the result of certain risks, including but not limited to those risk factors set forth below, other one-time events and other important factors previously disclosed or to be disclosed from time to time in our other filings with the Securities and Exchange Commission. The following risk factors should be considered carefully in evaluating the Company and its business because these risks currently have a significant impact or may have a significant impact in the future on our business, operating results and financial condition. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business.

Our auditors have expressed "substantial doubt" about our ability to continue as a going concern.

The Independent Auditor's Report for Gateway's consolidated financial statements for the fiscal years ended September 30, 2003 and September 30, 2004 expresses "substantial doubt" about our ability to continue as a going concern, due to our substantial accumulated deficits of $1,536,803 and working capital deficits of $662,038 at September 30, 2004. We have taken certain restructuring steps to provide the necessary capital to continue our operations, such as the raising of approximately $775,000 through a sale of new restricted shares of our Company. Further, our management believes that the addition of five new profitable subsidiaries has brought further strength to our financial position. However, there can be no assurance whether, or when, these steps will resolve our accumulated and working capital deficits and we may continue to incur net losses through 2005 and possibly beyond. Additionally, we expect to incur significant expenses as we focus on our business strategy. As a result, we will need to generate significant revenue to achieve profitability, which may not occur. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve and maintain profitability our business will be materially impacted and the value of our stockholders' investments may decline.

The SEC has instituted administrative proceedings against us because we have failed to meet our reporting requirements under the Securities Exchange Act of 1934.

The SEC has instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against our President and Director, Lawrence A. Consalvi. The SEC seeks to revoke the registration of our securities for a period not exceeding 12 months pursuant to Section 12 of the 1934 Act, and to cause us and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. The proceedings arose from our failure to continue to file our required annual and quarterly reports with the SEC, as discussed in the Explanatory Note at the beginning of, and elsewhere in, this Report. Although we intend to vigorously defend against these actions and to bring all our delinquent filings up to date, there can be no assurance that the SEC will not pursue this action even after these filings have been made. If the registration of our securities is revoked, our stockholders will not be able to publicly sell our securities unless and until we are able to have a new registration statement declared effective by the SEC, and there is no assurance that we would be able to accomplish that, or that any private market for our securities can or will develop.

Our business is dependent on, among other sectors, the aerospace and defense industries and is therefore, susceptible to factors which affect that industry such as acts of terrorism and general economic factors.

We derive much of our sales revenue from services and components sold to the aerospace industry. As a result of the terrorist attacks of September 11, 2001, the aerospace industry has suffered a significant decline in operational efficiency and financial condition and the overall effect of a prolonged downturn in the commercial airline industry will be a potentially severe reduction in demand for our aerospace products. Additional acts of sabotage or terrorism or adverse results to the U.S. in its military conflicts, such as the current conflict in Iraq, would likely lead to even further reduced demand for our products and services.

In addition, our business is directly affected by certain characteristics and trends in the aerospace industry that affect our customers, such as (i) fluctuations in the aerospace industry's business cycle, (ii) varying fuel and labor costs, (iii) intense price competition and regulatory scrutiny, (iv) certain trends, including a possible decrease in aviation activity, a decrease in outsourcing by aircraft manufacturers or the failure of projected market growth to materialize or continue, and (v) changes in military budgeting and procurement for certain military aircraft. In the event that these characteristics and trends adversely affect customers in the aerospace industry, they would reduce the overall demand for our products and services, thereby decreasing our sales and operating income.

We must comply with environmental laws, and any failure to do so could subject us to claims or regulatory action.

Our facilities are subject to regulations concerning solid waste disposal, hazardous materials generation, storage, use and disposal, air emissions, waste water discharge, employee health and other environmental matters. A number of the metals, chemicals and other materials used in and resulting from our manufacturing processes are classified as hazardous substances and hazardous wastes. If we do not meet the requirements of applicable environmental laws, we could be liable for damages and for the costs of remedial actions. We could also be subject to fines or other penalties, including revocation of permits needed to conduct our business. Any permit revocation could require us to cease or limit production at one or more of our facilities, which could damage our business and financial performance. We have an ongoing program of monitoring and addressing environmental matters, and from time to time in the ordinary course of business we are required to address minor issues of noncompliance at our operating sites. We are not aware of any historical contamination on our current properties or involving neighboring activities that we believe could have a material adverse effect on our results of operations or financial condition.

We do business in industries that are cyclical, which may result in weakness in demand for our products.

Our products are sold in many industries, including machine tool, automotive and aerospace, that are highly cyclical. The machine tool industry, in particular from 1998 to 2003, experienced a significant decline in global demand. Cyclical weakness in the industries we serve could lead to a reduced demand for our products.

The industries in which we operate are characterized by intense competition, and there can be no assurance that competitive pressures will not materially and adversely affect our future business, financial condition or results of operation.

Our competitors in the aerospace and defense machine tools industry consist of a large fragmented group of companies, including certain business units or affiliates of our customers. We believe that competition within the aerospace and defense industry will increase substantially as a result of industry consolidations and trends toward favoring greater outsourcing of components and reducing the number of preferred suppliers. Certain of our competitors may have substantially greater financial, production and other resources and may have (i) the ability to adapt more quickly to changes in customer requirements and industry conditions or trends, (ii) stronger relationships with customers and suppliers, and (iii) greater name recognition than us. There can be no assurance that competitive pressures will not materially and adversely affect our business, financial condition or results of operation.

From time to time, we may need additional capital to meet the objectives of our proposed business plan, and there is no assurance that we will be able to raise such capital or that such financing will be on terms that are favorable or acceptable to us.

We currently have limited operating capital and cash resources. As a result, we may require substantial funding to meet the expenses of our anticipated business expansion in the machine tooling industry. Such funding will be used to update our current program offerings; expand and upgrade our machine tooling capabilities; upgrade our facilities; invest in research and development; take advantage of acquisition opportunities; stabilize and integrate acquisition targets, if any; and meet additional working capital requirements. Our ability to raise funding may be severely limited due to our limited assets and the limited public market for our common stock. Our ability to obtain additional funding will also be dependent upon our operating results and financial condition. These factors may make the timing, amount, terms and conditions of additional financing unattractive or impracticable for us. If we are unable to raise more money, our growth could be impeded and our business could be materially adversely affected.

We may not be successful in our ability to identify and acquire suitable acquisition candidates.

As part of our business strategy, we seek to acquire additional companies that offer complimentary products, technologies or services. The size of the potential targets, timing, and success of our acquisition efforts and the anticipated capital requirements to implement our strategy cannot be predicted. The success of our acquisition strategy will depend largely on our ability to identify suitable acquisition candidates and secure any necessary financing, without diverting our management's attention from the operation of our business. Competition for acquisition targets could also result in increased acquisition prices and fewer businesses available for investment. In addition, the due diligence materials we rely upon in making an acquisition may not be accurate or complete.

Risks  associated  with  acquisitions   could  result  in  increased  costs  and
production inefficiencies.

A key element of the our growth strategy has been expansion through the acquisition of complementary businesses involved in the aerospace and defense industries and strategic acquisitions that would provide us with access to new industries. The size of the potential targets, timing, and success of our acquisition efforts and the anticipated capital requirements to implement our strategy cannot be predicted. Although we evaluate acquisition opportunities from time to time, there can be no assurance that we will be able to consummate acquisitions on satisfactory terms, or at all, or that we will be successful in integrating any such acquisitions into our operations. In addition, these acquisitions may be accompanied by risks that are commonly encountered in an acquisition of a business, any of which could seriously harm our business, including:

o adverse effects on our reported operating results due to accounting charges associated with acquisitions;

o     failure of an acquired business to further our strategies;

o     failure of the acquired business to achieve expected results;

o     potential disputes with the sellers of acquired businesses;

o     failure to retain key clients or personnel of the acquired businesses;

o     increased expenses resulting from newly engaged personnel;

o     potential loss of key employees of the acquired businesses;

o     diversion of  management's  attention from other business  concerns;  or

o difficulties related to the integration of acquired businesses with our business.

For all of the above reasons, our pursuit of an overall acquisition and investment strategy or any individual acquisition or investment could seriously harm our business.

We may be unsuccessful in retaining the management of the businesses we acquire, and even if we do, there is no guarantee that existing management would in all cases make the same judgments we would expect.

Our business strategy has focused upon the acquisition of complementary businesses to maximize our growth and position in the industry. Inherent in our approach is the resulting reliance on the current management team of the subsidiary continuing to manage and guide the acquired company going forward. Although we have been successful in retaining the current management of our wholly-owned subsidiaries, there is no guarantee that we will be able to do so in connection with future acquisitions, nor that if retained, existing management will in all cases make the same judgments we would expect or desire of installed management had we put some in place.

Our customers may perceive a conflict of interest, and decide to purchase equipment from our competitors.

In the past, we have sold products and equipment to many firms that are direct competitors of our manufacturing subsidiaries. Existing customers may see this as a conflict of interest and decide to purchase equipment from our competitors. The loss of existing customers, especially our key customers, who perceive a conflict of interest and decide to stop purchasing our products and services to purchase those of our competitors, would have a materially adverse impact on our operations and financial condition.

Our business is dependent on a concentrated customer base and the loss of our key customers will have a materially adverse impact on our future results of operations and financial condition.

During the fiscal year ended 2004, our sales to two customers represented 26.48% of net sales, and in fiscal year ended 2003, our sales to three customers represented approximately 17.80% of net sales. At September 30, 2004, two of our customers accounted for approximately 61% of accounts receivable and at September 30, 2003, two of our customers accounted for approximately 54% of accounts receivable. The loss of any of these key customers would have a materially adverse impact on our future results of operations and financial condition.

We may not be able to compete successfully because of the number of our competitors and expected numerous market entrants.

We anticipate that we will compete with many established companies offering machine tooling and related services. Many of these companies have substantially greater financial, marketing and technological resources, and greater access to customers than us. Most of our competitors benefit from greater name recognition and have substantially greater resources than we have. In addition, as the machine tooling industry continues to expand, we expect competition to increase and to see new entrants into the market. Our failure to effectively compete in this industry would adversely affect our business. Additionally, the announcement or introduction of new products or the implementation of effective marketing strategies by our competitors may materially impact our business.

We are controlled by a limited number of persons whose actions could adversely affect the market price of our common stock and impact the value of our stockholders' investments.

A limited number of persons and their affiliates, including current and past management, own approximately 71% of our outstanding voting stock (on a pro forma, fully diluted basis, after giving effect to the above-mentioned acquisitions). Accordingly, these stockholders, if acting together, would be able to control virtually all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations. These actions could adversely affect the market price of our common stock and impact the value of our stockholders' investments.

We may be unable to retain our senior management and other key personnel.

Our future success depends, in significant part, upon the continuing service and performance of our senior management and other key personnel. We do not maintain key-person life insurance on senior management or any of our key personnel. If we lose the services of any of these individuals, including, but not limited to, Lawrence A. Consalvi, Joseph T.W. Gledhill, and Lloyd R. Leavitt, III, our ability to effectively deliver services to our clients and manage our business effectively could be materially impaired. In addition, our wholly-owned subsidiaries do not maintain key-person life insurance on their respective senior management or any of their key personnel, and the loss of any of these individuals may negatively impact such subsidiaries' ability to service their respective clients and manage their business as well.

An economic weakness in the capital goods market and/or a tightening of credit by the banking industry may result in a reduction in sales of our products.

Many of our customers depend on long term financing from a financial institution to purchase our equipment. Economic weakness in the capital goods market and/or a tightening of credit in the banking industry may result in reduced sales and accordingly affect our operations and financial condition.

Disputes may arise among us and the businesses we acquire subsequent to the acquisition which may result in a disruption to our business operations and adversely impact our ability to meet our reporting requirements under the federal securities laws.

Subsequent to the acquisition of Nelson Engineering, Inc. and Bechler Cams, Inc., a dispute arose among our management and the former shareholders of these businesses, some of whom became our directors pursuant to the respective acquisition agreements. Such disputes ultimately resulted in the rescission of these acquisitions, and in the case of Bechler Cams, Inc., our inability to meet our filing requirements under the federal securities laws. There can be no assurance that disputes may not arise in the future among us and the shareholders of companies we may seek to acquire which would also have a similar negative impact on our business.

If we cannot develop technological improvements to our products through continued research and engineering, our financial results may be adversely affected.

In order to maintain our position in the market, we need to continue to invest in research and engineering to improve our products and technologies and introduce new products and technologies. If we are unable to make such investment, if our research and development does not lead to new and/or improved products or technologies, or if we experience delays in the development or market acceptance of new and/or improved products, our financial results may be adversely affected.

Risks Related To Our Industry

We operate in highly competitive industries, many of which are currently subject to intense price competition, and if we are unable to compete successfully our results of operations could fail to improve or could deteriorate.

Many of the industries in which we operate are highly competitive. Our products may not compete successfully with those of our competitors. The markets for machine tools and related products are highly competitive and include a number of North American, European and Asian competitors. Principal competitive factors in the machine tool industry are: price, product features, technology, performance, reliability, quality, delivery and customer service.

We are currently experiencing increased price competition as a result of the general economic downturn, which has resulted in a sharp downward trend in pricing. In certain cases, we have lost business to competitors who offered prices lower than ours. In addition, certain of our competitors have built up large excess inventories and therefore may continue to offer their products at prices lower than ours until such inventories are reduced. In addition, some of our competitors may have greater financial resources and less debt than we do which may place us at a competitive disadvantage in the future. These competitors may be better able to withstand and respond to changes in conditions within our industry, such as the dramatic reduction in demand and pricing levels we experienced subsequent to the terrorist attacks of September 11, 2001.

If we fail to keep pace with the rapid industry changes or to effectively manage the introduction of new products and services, our business and reputation could be adversely impacted.

The markets in which we compete are characterized by rapid technological change, frequent new product introductions and evolving industry standards. Customer preferences are difficult to predict and there is no assurance that our products and services will receive customer acceptance. If we fail to keep pace with rapid industry changes or to effectively manage the introduction of new products and services, our business and reputation could be adversely impacted.

There is significant competition in our industry for highly skilled employees and our failure to attract and retain technical personnel would adversely affect our business.

We may not be able to successfully attract or retain highly skilled employees. We have not yet hired several key members of our anticipated management team, whom we believe will be necessary for our business success. A high level of employee mobility characterizes the machine tooling industries, and the market for highly qualified individuals in engineering and computer applications. This competition means there are fewer highly qualified employees available to hire and the costs of hiring and retaining these individuals are high. Even if we are able to hire these individuals, we may be unable to retain them. Additionally, there is increasing pressure to provide employees with stock options and other equity interests, which may dilute our earnings per share. If we are unable to hire or retain qualified employees, our business would be adversely impacted.

Risks Related To Our Stock

Our stock price is volatile and there is a limited market for our shares.

The stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations that have affected the market price of the shares of many small capital companies. These fluctuations have often been unrelated to the operating results of such companies. Factors that may affect the volatility of our stock price include the following:

o our success, or lack of success, in developing and marketing our products and services;

o the announcement of new products, services, or technological innovations by us or our competitors;

o     quarterly fluctuations of our operating results;

o     changes in revenue or earning estimates by the investment community; and

o     competition.

In addition, broad market fluctuations, as well as general economic and political conditions, may decrease the market price of our common stock in any market that develops. Based on the factors described above, recent trends should not be considered reliable indicators of our future stock prices or financial results. Additionally, there is a limited market for our common stock on the Pink Sheets and we cannot assure you that such a market will continue to develop or be maintained.

You should not expect the payment of dividends by us.

We do not expect to pay dividends on our common stock in the foreseeable future. Although in May 2005, our management declared and paid a dividend of $0.005 on our common stock, future dividends, if any, will depend upon our earnings. Investors who require cash dividends from their investments should not purchase our common stock.

You may experience significant dilution.

We anticipate that we will need to raise significant capital to fund our business. In addition, we anticipate that we may issue a significant number of shares or the rights to acquire shares as a part of our strategy. In either event, current shareholders may experience significant dilution and our earnings per share may decrease.

Fluctuations in our quarterly operating results may cause our stock price to decline and limit our shareholders' ability to sell our common stock in the public markets.

Our operating results and the operating results of businesses that we may acquire in the future may fluctuate significantly due to a variety of factors, many of which are outside of our control. Our operating results may in some future quarter fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly. In addition to the risks disclosed elsewhere in this Report, factors outside of our control, which may cause our quarterly operating results to fluctuate may include:

o     fluctuations in the general economic condition;

o     demand for our products;

o     fluctuation in the capital budgets of our customers; and

o     development of superior products and services by our competitors.

In addition, factors within our control, such as our ability to deliver equipment in a timely fashion, may cause our operating results to fluctuate in the future.

The factors listed above may affect both our quarter-to-quarter operating results as well as our long-term success. Given the potential fluctuation in our operating results, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance or to determine any trend in our performance. Fluctuations in our quarterly operating results could cause the market price and demand for our common stock to fluctuate substantially, which may limit your ability to sell our common stock on the public markets.

If persons engage in short sales of our common stock, including sales of shares to be issued upon exercise of warrants and options, the price of our common stock may decline.

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon exercise of our warrants and options could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. You could, therefore, experience a decline in the value of your investment as a result of short sales of our common stock.

Our common stock is subject to penny stock regulation, which may affect its liquidity.

Our common stock is subject to regulations of the Securities and Exchange Commission (the "Commission") relating to the market for penny stocks. A Penny Stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or quoted on the NASDAQ National or Small Cap Market that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales price requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitable determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 13,820 square feet of office and warehouse space in Anaheim, California at a monthly rental rate of approximately $8,325 per month. This facility serves as our primary place of business as well as the primary place of business for our wholly-owned subsidiary, E.M. Tooling Company, Inc. The Lease is set to expire on September 30, 2006.

Our wholly-owned subsidiary, Nu-Tech, leases approximately 3,325 square feet of office space in Brea, California at a monthly rental rate of $2,460. This facility serves as the primary place of business of Nu-Tech. The lease is set to expire on September 1, 2005, although Nu-Tech has two options to extend the term of the lease for a period of 36 months each, at a rental rate adjusted to 95% of the then fair market value for comparable properties in the Brea/Fullerton, California areas. In addition, Nu-Tech has the right of first refusal to lease the adjacent unit as well.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. Below is a brief summary of our existing, pending and known threatened litigation as of the date of this report:

o     In April 2005, the SEC issued an Order Instituting Proceedings Pursuant to
      Section 12(j) and 21C of the Securities Exchange Act of 1934 (the "Order") for our failure to meet our reporting requirements under the Exchange Act. The Order was submitted in Administrative Proceeding File No. 3-11894. On May 9, 2005, we submitted our answer to the Order alleging that our failure to meet our reporting obligations was not intentional but the result our inability to obtain financial information necessary to complete the periodic reports from BCI, who had refused to comply with our reasonable requests for such financial information. A pre-hearing conference in this matter was held on May 23, 2005, at which it was held that the matter would be held in abeyance for a period of 30 days to allow us to meet our reporting requirements by filing our reports under the 1934 Act for all delinquent periods. We expect we will have cured the filing delinquency through filings covering all delinquent periods prior to such time.

o On January 4, 2005, a complaint was filed against our wholly-owned subsidiary, Elite Machine Tool Company, Inc., in the matter entitled BTL Machine v. Elite Machine Tool Company, Inc. The complaint was filed in Case No. 05CC01842 in the Superior Court of California, County of Orange, and alleges causes of action for breach of contract and implied warranty related to BTL Machine's claim that it received defective products from Elite Machine. BTL Machine seeks to recover approximately $64,000 in damages. The management of Elite Machine has denied any such liability for defective products and intends to vigorously defend the action. Elite Machine has filed a cross-compliant against BTL Machine seeking to recover approximately $5,000 in past due accounts receivable. This matter is currently in the discovery phase and, as such, our counsel has advised us that it is premature to attempt to estimate any potential outcome or loss at this time.

o On December 8, 2004, a complaint was filed against us and some of our principles by the Duffy Law Firm in the matter entitled The Duffy Law Firm vs. Gledhill, et al. The complaint was filed in Case No. 04CC11981 in the Superior Court of California, County of Orange, and alleges causes of action for breach of contract, open book account, quantum meruit, and declaratory relief related to the plaintiff's claim for unpaid legal services. Our management has denied that the plaintiffs are owed the amounts sought and we intend to vigorously defend this action on the basis brought by the plaintiffs. This matter is currently in the discovery phase and, as such, our counsel has advised us that it is premature to attempt to estimate any potential outcome or loss at this time.

o On October 20, 2004 we received correspondence from the Law Office of Joseph R. Campoli, Jr., attorney for James Betor, Raymond Omerza, Phillip Dubsky and Charles Harper, alleging violations of the Telephone Consumer Protection Act, Title 47, United States Code, Section 227 for transmitting four unsolicited facsimile advertisements to certain individuals and seeking $6,800 in settlement of these claims. Subsequently, our attorney contacted Mr. Campoli and advised him that we neither paid for nor authorized the sending of the unsolicited facsimiles, and had no knowledge that any third-party was sending unsolicited facsimiles purportedly on our behalf. The plaintiffs have not pursued any further action against us with respect to these unsolicited facsimiles.

o On March 17, 2003 we were served with a complaint filed by Daniel Lennert and Laura Stearman, the owners and executive officers of Bechler Cams, Inc. ("BCI"). At the time we were served, BCI was our wholly-owned subsidiary which we had acquired in a merger transaction, effective November 15, 2002. The Complaint, which was filed in the Superior Court of California for the County of Orange as Case No. 03CC04435, sought, among other claims, to rescind the merger in order to return BCI to the plaintiffs, and other monetary relief. The complaint also named as defendants our executive officers and the executive officers of E.M. Tool Company, Inc., as well as the Securities and Exchange Commission (the "SEC"). The SEC subsequently removed the action to the United States District Court for the Central District of California, as Case No. SA CV 03-367 AHS (MLGx), following which it was dismissed on its own motion. Subsequent to being served with the Complaint, we filed responsive pleadings in which we denied the claims alleged by the BCI related parties, which allegations we contended were without merit and based on misstatements and false characterizations of fact and law. We engaged independent counsel to vigorously defend us against the BCI claims, and to file a cross-complaint against BCI and its officers, seeking damages and other relief due to BCI's withholding of financial information necessary for us to complete our quarterly report on Form 10-QSB for the period ending March 31, 2003 and our subsequent audit for fiscal year 2003. The officers of BCI also refused, despite our several demands, to deliver to us BCI's financial information for the quarter ended March 31, 2003, which prevented us from timely filing our Form 10-QSB for the quarter then ended. The case was subsequently settled pursuant to a Mutual Rescission of Contracts, Settlement Agreement and Release of Claims, effective as of November 20, 2003, pursuant to which the merger transaction was rescinded. In connection with the rescission, we returned to the former shareholders of BCI their shares of BCI acquired in the merger, in exchange for the return of their shares of our stock received in the merger (aggregating 11,837,500 shares), and the immediate resignation of Daniel Lennert from our Board of Directors. The agreement also contained mutual releases of claims.

o In May 2002, we became aware that a complaint was filed by Justeene Blankenship, on behalf of herself and others similarly situated in the Third District Court of Salt Lake County, Utah, in case number Civil No. 020405591. The Complaint sought certification of a class of plaintiffs composed of persons located in the state of Utah who have received unsolicited emails regarding an investment in our Company, and alleged that we were responsible for sending unsolicited commercial emails within the state of Utah in violation of Utah's Unsolicited Commercial Email Act. The action was dismissed without prejudice in March 2003, and we have not been advised of any further action against us in this matter.

o In February 2002, we became aware that unsolicited electronic messages ("emails") were being sent over the Internet to numerous recipients with unsolicited and misleading investment advice and purporting to offer our securities for sale to potential investors. The unsolicited emails originated from an email address having either a "stockinfoking.com" domain name or were sent from the email address, "Market Trends
      [the_101@cool.co.cr]". We had no prior knowledge of, and never consented to, the sending of these (or any other) unsolicited e-mails. Immediately after learning of this, we issued a press release denying any involvement with the unsolicited emails, and advising that we had no prior knowledge of any of these unsolicited emails, had no affiliation with the senders, was unaware of the identity of the senders, and that we were attempting to uncover the identities of the senders of these emails. In addition, our press release pointed out factual inaccuracies contained in these emails. Subsequently, on May 9, 2002, we received a letter from the SEC regarding these emails. This letter advised us that these emails likely contained inaccuracies and misleading statements, and that our securities purportedly being offered for sale in these emails were not registered with the SEC in violation of Section 5 of the Securities Act of 1933 ("Securities Act"). We advised the SEC that we had no affiliation with the sender, had not authorized these emails, had no prior knowledge that these unsolicited emails were being delivered to potential investors, and that we were investigating the matter and attempting to identify the sender. We have been unsuccessful in our attempts to identify the sender.

o On June 28, 2002, we received a letter from the SEC requesting that we produce documents related to our efforts to become a NASDAQ-listed company, including press releases, merger and/or acquisition documents, and agreements and/or arrangements with third parties to promote our stock. Subsequently, on February 5, 2003, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony to investigate, among other things, our connection to the unsolicited emails, whether persons had acquired more than 5% of our common stock without filing a Schedule 13D, whether officers, directors, and holders of more than 10% of our common stock had failed to report the sale or purchase of our securities with the SEC on Forms 3, 4, and/or 5, and our failure to file annual reports certified by an independent accountant and to state further material information in such reports. We were prevented from meeting our periodic reporting obligations because BCI refused to turn over necessary financial information to us and our auditors to timely complete the audits so that all required financial information could be included in these periodic reports.

As a result, on October 16, 2003 we were advised by the Central Regional Office of the SEC that it intended to recommend that the SEC institute enforcement proceedings against us, and our President, Lawrence A. Consalvi in connection with our inability to file timely quarterly reports for the periods ended March 31, 2003 and June 30, 2003 and our annual report for the fiscal year ended
September 30, 2003. In addition, the Central Regional Office of the SEC recommended the institution of enforcement proceedings against us for alleged antifraud violations based on false and misleading statements contained in our Current Report on Form 8-K, filed October 18, 2001 and information statements filed on or about January 10, 2002, January 23, 2002, and January 25, 2002, which were signed by our former president, Joe Thomas relating to Mr. Thomas' ownership of our stock and his compliance with certain reporting requirements and for failing to disclose payments made by an officer of E.M. Tool Company to us in connection with the reverse merger (see above). Upon recommendation by the Central Regional Office of the SEC, the SEC subsequently issued an Order Instituting Proceedings, Making Findings, and Imposing a Cease-And-Desist Order Pursuant to Section 21C of the Securities Exchange Act of 1934 and Revoking Registration of Securities Pursuant to Section 12(j) of the Securities Exchange Act of 1934 (the "Order Instituting Proceedings"). In the Order Instituting Proceedings, the SEC found that we failed to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual report on Form 10-K for the fiscal year ended September 30, 2003, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr.
Consalvi, during his tenure as our President, caused us to violate these reporting requirements. In anticipation of the Order Instituting Proceedings, we submitted an Offer of Settlement of Gateway International Holdings, Inc. and Lawrence A. Consalvi (the "Settlement Offer"), in which we consented to an entry of an Order by the SEC which revoked the registration of our securities and Mr. Consalvi consented to a cease-and-desist order requiring that he refrain from any future violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 thereunder. We and Mr. Consalvi have subsequently withdrawn our consent following a determination to bring us back into reporting compliance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 2003.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL ISSUER PURCHASES OF EQUITY SECURITIES

Up until June 14 2003, our common stock was traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol GWIH.OB. Since June 15, 2003, our common stock has been traded on the Pink Sheets under the Symbol GWYI.PK The following table indicates quarterly high and low price per share for our common stock during the fiscal years ended September 30, 2004 and September 30, 2003. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions. In addition, the prices set forth below do not reflect the 2 for 1 stock split effected in the form of a stock dividend distributed during the fourth quarter of fiscal year 2004. The market for our shares has been sporadic and at times very limited.

Fiscal Year Ended September 30, 2004

4th Quarter ended September 30, 2004             $  0 .75     $  0 .47
3rd Quarter ended June 30, 2004                  $  0 .06     $  0 .06
2nd Quarter ended March 31, 2004                 $  0 .09     $  0 .05
1st Quarter ended December 31, 2003              $  0 .06     $  0 .06
4th Quarter ended September 30, 2003             $  0 .11     $  0 .05

The 2 for 1 stock split occurred on August 27, 2004

Fiscal Year Ended September 30, 2003

4th Quarter ended September 30, 2003             $  0 .11     $  0 .05
3rd Quarter ended June 30, 2003                  $  0 .08     $  0 .08
2nd Quarter ended March 31, 2003                 $  0 .17     $  0 .15
1st Quarter ended December 31, 2002              $  0 .08     $  0 .04
4th Quarter ended September 30, 2002             $  0 .07     $  0 .07

The closing price of our common stock as of May 31, 2005 was $ 2.37 per share.

Number of Shareholders

At September 30, 2003, we had approximately 73 stockholders of record of our common stock and at September 30, 2004, we had approximately 74 stockholders of record of our common stock. At May 31, 2005, we had approximately 74 stockholders of record of our common stock. This figure does not include beneficial owners of common stock held in nominee or street name, as we cannot accurately estimate the number of these beneficial owners.

Dividend Policy

We did not declare or pay any dividends during our fiscal year ended September 30, 2003 and did not declare or pay any dividends during our fiscal year ended September 30, 2004. Although in May 2005, our management has declared and paid a dividend of $0.005 on our common stock, payment of future dividends, if any, on our common stock, is dependent upon the amounts of our future after-tax earnings, if any, and is subject to the discretion of our Board of Directors. The Board of Directors is not legally obligated to declare dividends, even if we are profitable.

Penny Stock

Until our shares qualify again for inclusion in the Over-the-Counter Electronic Bulletin Board trading system, the public trading, if any, of our Common Stock will be on the Pink Sheets. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) (1) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our Common Stock and may affect the ability of our shareholders to sell their shares.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

In March 2005, we issued 2,500,000 shares of our restricted common stock pursuant to a Share Exchange Agreement in connection with our acquisition of Nu-Tech Industrial Sales, Inc. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

In January 2005, we issued 600,000 shares of our restricted common stock pursuant to a Share Exchange Agreement with Lloyd R. Leavitt, III and the Leavitt Family Trust, in connection with our acquisition of Spacecraft Machine Products, Inc. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In December 2004, we issued 12,000,000 shares of our restricted common stock pursuant to a Share Exchange Agreement with David Lyons and William Gledhill in connection with our acquisition of Accurate Technology, Inc. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In December 2004, we issued 833,378 shares of our restricted common stock pursuant to a Share Exchange Agreement with Alice Thallmayer and Hans Thallmayer in consideration for a reduction of the outstanding debt owed to Alice Thallmayer and Hans Thallmayer in the amount of $400,000. This debt was incurred in connection with our acquisition of Eran Engineering. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or
Section 4(2) of the Securities Act.

In December 2004, we issued 200,000 shares of our restricted common stock pursuant to a Share Exchange Agreement with Erich Thallmayer in connection with our acquisition of ESK, Inc. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In September 2004, we issued 1,000,000 shares of our restricted common stock pursuant to a Share Exchange Agreement with Tim Consalvi and Kathie Consalvi in connection with our acquisition of All American CNC Sales, Inc. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities in the fourth quarters of our fiscal years ended September 30, 2003 and 2004. We did not repurchase any of our securities in the fourth quarter of our fiscal year ended September 30, 2003 and we did not repurchase any of our securities in the fourth quarter of our fiscal year ended September 30, 2004. Accordingly, we have eliminated such table.

ITEM 6.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following presentation of Management's Discussion and Analysis has been prepared by internal management and should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Annual Report on Form 10-KSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the "safe harbor" protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here. Factors that could cause differences include, among the other factors referenced elsewhere in this Report, those discussed under the heading "Risk Factors" earlier in this document.

We are a public company whose common stock is quoted on the Pink Sheets under the symbol "GWYI". Prior to December 11, 2001, we were engaged in the business of catalogue retail gifts under the corporate name "Gourmet Gifts." Our principal product then entailed the packaging, sale and delivery of seasonal gourmet food and beverage items. However, due to difficulty in raising additional working capital to execute the business plan, we ceased operations. On December 11, 2001 we entered into a plan of Reorganization and Merger (the "Plan" or "Merger") with E.M. Tool Company, Inc., a California corporation doing business as Elite Machine Tool Company ("EM") and principally engaged in the acquisition, refurbishment, distribution and sales of pre-owned Computer Numerically Controlled ("CNC") machine tools to manufacturing customers. Immediately prior to the merger, we had 100,000,000 shares authorized and 3,384,000 shares issued and outstanding. Pursuant to the merger, all of the 21,262 outstanding shares of EM were exchanged for shares of the Company on a 1 to 637 basis or into 13,236,000 (net of 300,000 shares subsequently cancelled thereafter) shares of our common stock for a total of 16,620,000 shares of common stock issued and outstanding. Immediately after the merger, all then existing officers and directors of our Company resigned and the management of EM were elected and appointed to such positions; thereby effecting a change of control. Although EM became our wholly-owned subsidiary following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a "reverse merger" whereby EM was considered to be our accounting acquirer. We simultaneously changed our name to Gateway International Holdings, Inc. Thereafter, we began engaging in the acquisition, refurbishment, distribution and sales of pre-owned CNC machine tools to manufacturing customers across the United States of America.

As of May 31, 2005, we are a diversified holding company that operates through our wholly-owned subsidiaries principally in the aerospace and defense markets. We currently have 8 subsidiaries in operation including: Eran Engineering, Inc., Elite Machine Tool Company, Inc., All American CNC Sales, Inc., A-Line Capital Corporation, Accurate Technology, ESK, Inc., Spacecraft Machines, Inc., and Nu-Tech Industrial Sales, Inc. Our strategy has been to seek and acquire profitable, cash flow positive companies that will compliment and diversify our existing portfolio of companies with a focus on potential acquisitions in the aerospace and defense markets. To date, we have completed the acquisition of eight (8) companies, all of which operate as our wholly-owned subsidiaries. (See "Description of Business").

COMPANY OVERVIEW

Our revenues consist of CNC machine sales, sales of tooling and accessories and service of CNC machines and related equipment, and production contracting for aerospace and defense, electronics, medical and automotive sectors. We recognize revenues in the period in which they are earned. Costs of sales include the acquisition cost of inventory for sale, freight and transportation, parts, outside services, service labor, sales commissions and other direct sales costs. Our general and administrative expenses consists of the cost of customer acquisition and retention, customer service, accounting, billing, information systems and the personnel required to support our operation and growth.

We recognize revenue primarily when products are shipped to customers and when services are performed. Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Our Management believes that our revenue recognition policy conforms to SAB 104.

We sell products to customers primarily throughout the United States. We perform periodic credit evaluations of our customers and do not obtain collateral with which to secure our accounts receivable. Our ability to collect receivables is affected by economic fluctuations in the geographic areas we serve. Our management periodically reviews accounts receivable and actively pursues any overdue accounts. However, at September 30, 2004 our management provided for an allowance for doubtful accounts. Although we expect to collect all amounts due, actual collections may differ from the reported amounts. The allowance for doubtful debts was $6,400 in fiscal 2004 and $0 in fiscal 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by our management are, among others, valuation allowance on deferred tax assets, realization of inventories and collectibility of accounts receivable. Actual results could materially differ from those estimates.

We evaluate intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

We account for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered.

Inventories, which consist primarily of pre-owned machine tool equipment, are stated at the lower of cost or market with cost determined on a specific identification basis. We regularly monitor inventory for excess or obsolete items and makes any valuation corrections when such adjustments are known.

Market value is based on our management's forecast for sales of our products in the ensuing years. The industry in which we operate is characterized by technological advancement and change. Should demand for our products prove to be significantly less than anticipated, the ultimate market value of our inventories could be substantially less than the amount shown on the accompanying consolidated balance sheet.

Inventory consists of the following at September 30, 2004 and 2003.

                                        2004       2003
                                      --------   --------
Finished Goods                        $139,214   $303,018
Raw Materials                               --         --
Work in Process                             --         --
                                      --------   --------
                                      $139,214   $303,018

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in our second quarter of fiscal 2006. We are in process of evaluating the impact of this pronouncements on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "Accounting In Certain Investments In Debt And Equity Securities." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual reports ending after June 15, 2004. We will evaluate the impact of EITF 03-01 once final guidance is issued.

Financial Condition and Results of Operations for the fiscal year ended September 30, 2003

The results of operations for the 2003 fiscal year include our accounts and the accounts of our wholly-owned subsidiaries, E.M. Tool Company, Inc. d.b.a. Elite Machine Tool Company and Eran Engineering, and do not include the accounts of our other wholly-owned subsidiaries. All significant inter-company accounts and transactions were eliminated in consolidation. For an understanding of the significant factors that influenced our performance during the past two fiscal years, the following discussion should be read in conjunction with our consolidated financial statements presented in this Form 10-KSB. Readers are also directed to the factors set forth in "Risk Factors - Risks Relating to Our Business" for a discussion of certain factors that may adversely affect our business, operations and financial condition.

The following table sets forth certain of our historical statement of operations data for the periods indicated, expressed in dollars and as a percentage of net sales, for our fiscal years ended September 30, 2003 and 2002, respectively.

--------------------------------------------------------------------------------
                                 September 30, 2003        September 30, 2002

Net Sales                      $ 3,426,126     100.0%    $ 2,197,692     100.0%
Cost of Sales                    2,484,565      72.5       2,005,620      91.3
                               -----------      ----     -----------      ----

Gross Profits                      941,561      27.5         192,072       8.7
                               -----------      ----     -----------      ----
Payroll and related Expenses       311,711       9.1         369,530      16.8
Selling, General and
   Administrative Expenses         682,502      19.9         637,059      29.0
Operating Expenses                 994,213      29.0       1,006,589      45.8
                               -----------      ----     -----------      ----

Income Loss from Operations        (52,652)     (1.5)       (814,517)    (37.1)
Interest Income                        264       0.0               0       0.0
Other                                 (228)     (0.0)       (141,376)     (6.4)
Provision for Income Taxes           1,600      (3.0)            800       0.0
                               -----------      ----     -----------      ----
Net Loss                           (54,216)     (1.6)       (956,693)    (43.5)
--------------------------------------------------------------------------------

Revenues

Net Revenues for the year ended September 30, 2003 increased to $3,426,126 from $2,197,692 for the year ended September 30, 2002. The increase in net sales of $1,228,434, or approximately 55.9%, over 2002 is primarily due to an economic recovery in our fiscal year 2003 following the economic shock of the terrorist attacks of September 11, 2001, which impaired our fiscal year 2002 revenues. The increase in demand for our products in our fiscal year 2003 allowed us to sell more of our products at higher prices, thereby enabling us to generate more revenues.

Cost of Sales

Cost of sales for the year ended September 30, 2003 increased to $2,484,565 from $2,005,620 for the year ended September 30, 2002. The overall increase in cost of sales of $478,945, or approximately 23.9%, from the prior year is directly attributable to the increase in our net sales in 2003 as result of the economic recovery from the economic shock of the September 11, 2001 terrorist attacks.

Gross Profits

Overall gross profits for the year ended September 30, 2003 increased to $941,561 from $192,072 for the year ended September 30, 2002. The overall increase in gross profits of $749,489 or approximately 390.2%, is directly attributable to the overall increase in net sales in 2003 as result of the economic recovery from the economic shock of the September 11, 2001 terrorist attacks.

Operating Expenses

Total operating expenses for the year ended September 30, 2003 decreased to $994,213 from $1,006,589 for the year ended September 30, 2002. The overall decrease in expenses of approximately $12,376, or approximately 1.23%, over the prior year is covered below in our discussions of Payroll Expenses, and Selling, General, and Administrative Expenses.

Payroll Expenses

Payroll expenses for the year ended September 30, 2003 decreased to $311,711 from $369,530 for the year ended September 30, 2002. During our fiscal year 2003, we laid off several of our employees which resulted in an overall decrease in payroll expenses of $57,819, or approximately 15.65%, from the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2003 increased to $682,502 from $637,059 for the year ended September 30, 2002. The increase of $45,443, or approximately 7.13%, in selling, general and administrative expenses is due primarily to the additional costs and expenses associated with an increase in the sales of our products for the same period.

Net Loss

Net loss for the year ended September 30, 2003 decreased to $54,216 from $956,693 from the year ended September 30, 2002. The overall decrease in net loss of $902,477, or approximately 94%, from 2002 is due primarily to the offset provided by the increases in revenues and gross profits generated during the same period, as well as tighter fiscal management over our financial resources and outlays.

Assets

Assets increased by $17,370, or approximately 5.57%, from $311,957 as of September 30, 2002 to $329,327 as of September 30, 2003. This increase was due primarily to the acquisition of additional equipment during the same period.

Liabilities

Total liabilities increased by $94,516, or approximately 4%, from $2,156,531 as of September, 30, 2002 to $2,251,047 as of September 30, 2003. The increase was due primarily to an increase in accounts payable which resulted directly from an increase in business during our fiscal year 2003.

Stockholders' Deficit

Stockholders' deficit increased by $77,146, or approximately 4%, from $1,844,574 as of September 30, 2002 to $1,921,720 as of September 30, 2003, due primarily to a net loss during our fiscal year 2003.

Liquidity and Capital Resources

                                               2003         2002         2001
                                            ---------    ---------    ---------
Net cash provided by (used in)
  operating activities                      $ (29,981)   $(125,644)   $  62,641
Net cash provided by (used in)
  investing activities                         48,000       (1,282)          --
Net cash provided by (used in)
  financing activities                        (35,472)      46,193     (159,144)


General

Overall, we had negative cash flows of $17,453 for the twelve months ended September 30, 2003 resulting from $29,981 of cash used in our operating activities, $48,000 of cash provided by our investing activities, and $35,472 used in our financing activities. We anticipated a stronger and faster recovery from the events of September 11, 2001 and expected funds from operations would be sufficient to cover daily operations. However, due to an ongoing decline in sales and a net loss of $54,216 during the twelve months ended September 30, 2003, our funds from operations were inadequate to meet our operating obligations at year end.

Cash Flows from Operating Activities

Net cash used in operating activities of $29,981 for the twelve months ended September 30, 2003 was primarily attributable to a net loss of $54,216, adjustments to reconcile net loss to net cash used in operating activities, principally the issuance of stock for services of $12,000, accounts receivable of $686, inventories of $100,733, accounts payable and accrued liabilities of $88,807, depreciation and amortization expense of $16,471 and bad debt expense of $8,376.

Cash Flows from Investing Activities

Net cash provided from investing activities of $48,000 for the twelve months ended September 30, 2003 was due primarily to proceeds from the sale of certain assets.

Cash Flows from Financing Activities

Net cash of $35,472 used in financing activities in the twelve months ended September 30, 2003 was primarily due to proceeds on notes payable from a related party of $40,992, principal repayments on capital lease obligations of $5,078, payments on note payable to a related party of $36,456, the repurchase of common stock of $36,000 from a former principal of ours, and the decrease in stockholder note receivable of $1,070.

Financing

As previously discussed, in the twelve months ended September 30, 2003, our funds from operations were insufficient to fund our daily operations. Therefore, we were required to seek additional funds either through debt or equity financing to finance these debts and contingencies. Failure to raise additional funds could have a material adverse effect on our long-term operations and viability.

Results of Operations for the fiscal year ended September 30, 2004.

The results of operations for the 2004 fiscal year include our accounts and the accounts of our wholly-owned subsidiaries, E.M. Tool Company, Inc. d.b.a. Elite Machine Tool Company and Eran Engineering, and do not include the accounts of our other subsequently-acquired, wholly-owned subsidiaries. All significant inter-company accounts and transactions were eliminated in consolidation. For an understanding of the significant factors that influenced our performance during the past two fiscal years, the following discussion should be read in conjunction with our consolidated financial statements presented in this Form 10-KSB. Readers are also directed to the factors set forth in "Risk Factors - Risks Relating to Our Business" for a discussion of certain factors that may adversely affect our business, operations and financial condition.

The following table sets forth certain of our historical statement of operations data for the periods indicated, expressed in dollars and as a percentage of net sales, for our fiscal years ended September 30, 2004 and 2003, respectively.

--------------------------------------------------------------------------------
                                    September 30, 2004      September 30, 2003

Net Sales                          $ 7,204,116   100.0%   $ 3,426,126    100.0%
Cost of Sales                        5,044,866    70.0      2,484,565     72.5
                                   -----------   -----    -----------    -----

Gross Profits                        2,159,250    30.0        941,561     27.5
                                   -----------   -----    -----------    -----
Payroll and related Expenses           706,531     9.8        311,711      9.1
Selling, General and
  Administrative Expenses            1,017,072    14.1        682,502     19.9
Operating Expenses                   1,723,603    23.9        994,213     29.0
                                   -----------   -----    -----------    -----

Income Loss from Operations            435,647     6.1        (52,652)    (1.5)
Interest Income                              0     0.0            264      0.0
Other                                        0     0.0           (228)    (0.0)
Provision for Income Taxes               1,600     0.0          1,600     (3.0)
                                   -----------   -----    -----------    -----
Net Profit (Loss)                      434,047     6.0        (54,216)    (1.6)
--------------------------------------------------------------------------------

Revenues

Net Revenues for the year ended September 30, 2004 increased to $7,204,116 from $3,426,126 for the year ended September 30, 2003. The increase in net sales of $3,777,990, or approximately 110.3%, over 2003 is primarily due to an increase in our net sales during the same period, and to the acquisition of Eran Engeering, Inc., whose revenues were first reported on our consolidated financial statements for the fiscal year ended September 30, 2004.

Cost of Sales

Cost of sales for the year ended September 30, 2004 increased to $5,044,866 from $2,484,565 for the year ended September 30, 2003. The overall increase in cost of sales of $2,560,301, or approximately 103.1%, from the prior year is directly attributable to the increase in our net sales during the same period and to the acquisition of Eran Engeering, Inc., whose costs of sale were first reported on our consolidated financial statements for the fiscal year ended September 30, 2004.

Gross Profits

Overall gross profits for the year ended September 30, 2004 increased to $2,159,250 from $941,561 for the year ended September 30, 2003. The overall increase in gross profits of $1,217,689, or approximately 129.3 %, is directly attributable to the overall increase in our net sales in 2004 and to the acquisition of Eran Engeering, Inc., whose gross profits were first reported on our consolidated financial statements for the fiscal year ended September 30, 2004.

Operating Expenses

Total operating expenses for the year ended September 30, 2004 increased to $1,723,603 from $994,213 for the year ended September 30, 2003. The overall increase in expenses of $729,390, or approximately 73.36%, over the prior year is covered below in our discussions of Payroll Expenses, and Selling, General, and Administrative Expenses.

Payroll Expenses

Payroll expenses for the year ended September 30, 2004 increased to $706,531 from $311,711 for the year ended September 30, 2003. The overall increase in payroll expenses of $394,820, or approximately 126.7%, from the prior year is directly attributable to the acquisition of Eran Engeering, Inc., whose payroll expenses were first reported on our consolidated financial statements for the fiscal year ended September 30, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2004 increased to $1,017,072 from $682,502 for the year ended September 30, 2003. The increase of $334,570, or approximately 49.0%, in selling, general and administrative expenses is due primarily to the acquisition of Eran Engeering, Inc., whose selling, general and administrative expenses were first reported on our consolidated financial statements for the fiscal year ended September 30, 2004.

Net Profit

Net profit for the year ended September 30, 2004 was $434,047, which is a significant increase from the net loss of ($54,216) for the year ended September 30, 2003. This increase in profit of $488,263 over 2003 figures is due primarily to the increase in gross profits generated during the same period, to a tighter fiscal management of our expenses resulting in higher profit margins on our machine sales, and to the acquisition of Eran Engeering, Inc., whose net profits were first reported on our consolidated financial statements for the fiscal year ended September 30, 2004.

Assets

Assets increased by $3,479,697, or approximately 1056.6%, from $329,327 as of September 30, 2003 to $3,809,024 as of September 30, 2004. This increase was due primarily to the acquisition of Eran Engeering, Inc., whose assets were first reported on our consolidated financial statements for the fiscal year ended September 30, 2004.

Liabilities

Total Liabilities increased by $3,045,650, or approximately 135.3%, from $2,251,047 as of September, 30, 2003 to $5,296,697 as of September 30, 2004. The
increase was due primarily to the acquisition of Eran Engeering, Inc., whose liabilities were first reported on our consolidated financial statements for the fiscal year ended September 30, 2004.

Stockholders' Deficit

Our stockholders' deficit decreased by $434,047, or approximately 23%, from $1,921,720 as of September 30, 2003 to $1,487,673 as of September 30, 2004. The
decrease was primarily attributable to our increase in net profits in the same period.

Liquidity and Capital Resources

                                          2004           2003           2002
                                      -----------    -----------    -----------
Net cash provided by (used in)
  operating activities                $   224,993    $   (29,981)   $  (125,644)
Net cash provided by (used in)
  investing activities                 (3,077,946)        48,000         (1,282)
Net cash provided by (used in)
  financing activities                  3,032,051        (35,472)        46,193


General

Overall, we had positive cash flows of $179,098 for the twelve months ended September 30, 2004 resulting from $224,993 of cash provided by our operating activities, $3,077,946 of cash used in our investing activities, and $3,032,051 provided by our financing activities. These positive cash flows are due primarily to an increase in net sales, higher profit margins resulting from a tighter fiscal management of our expenses, and to the acquisition of Eran Engeering, Inc., whose cash flows were first reported on our consolidated financial statements for the fiscal year ended September 30, 2004.

Cash Flows from Operating Activities.

Net cash provided by our operating activities of $224,993 for the twelve months ended September 30, 2004 was primarily due to net income of $434,047 and adjustments to reconcile net loss to net cash used in operating activities, principally depreciation and amortization of $283,181, bad debt expense of $28,631, accounts receivable of $754,608, inventories of $163,804, accounts payable and accrued liabilities of $88,807, and other assets of $66,204.

Cash Flows from Investing Activities.

Net cash used in investing activities of $3,077,946 for the twelve months ended September 30, 2004 was due primarily to our purchase of property and equipment during this period.

Cash Flows from Financing Activities

Net cash provided by financing activities of $3,032,051 in the twelve months ended September 30, 2004 was primarily due to proceeds on notes payable from a related party of $232,163, proceeds from notes payable of $2,567,725 and principal borrowings on notes payable to related parties of $232,163.

LIQUIDITY

Internal Sources of Liquidity

For the twelve months ended September 30, 2004, the funds generated from our operations were sufficient to fund our daily operations. Gross profits for fiscal year 2004 were $2,159,250, which was sufficient to meet our operating expenses of $1,723,603 for the same period. There is no assurance that funds from our operations will continue to meet the requirements of our daily operations. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity. (See Risk Factors - Risks Related To Our Business).

External Sources of Liquidity

We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders.

In March 2004, we filed a Notice of Sale of Securities on Form D for the sale of restricted shares of our common stock to accredited investors at a purchase price of $0.75 per share for up to an aggregate of $1,000,000. The sale of our restricted common shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 506 of Regulation D, promulgated under the Securities Act. At May 31, 2005, we have received the sum of $775,000 for a total issuance of 1,319,299 restricted common stock. We anticipate closing the offering of our restricted common shares no later than June 15, 2005, or at such later time as we may complete the full subscription.

On January 1, 2004, we executed a non-interest bearing promissory note in favor of our Vice President and Director, Joseph T.W. Gledhill, in the principal amount of $246,500, which is due and payable on or before September 30, 2006. We did not make any payments under this note in our fiscal year 2004, and at September 30, 2004, $246,500 was due and owing to Mr. Gledhill.

In our fiscal year 2004, we executed a non-interest bearing promissory note in favor of our Director, President and Chief Executive Officer, Larry Consalvi, in the principal amount of $62,241, which is due and payable on demand. We did not make any payments under this note in our fiscal year 2004, and at September 30, 2004, $62,241 was due and owing to Mr. Consalvi.

On December 26, 2003, our wholly-owned subsidiary, Eran Engineering, entered into a Master Lease Agreement with U.S. Bancorp pursuant to which it financed approximately $135,479 from U.S. Bancorp to purchase certain equipment described as "three (3) Mori Seiki MV-40M CNC Vertical Machine Centers." The loan is collateralized by this equipment. Pursuant to the terms of the Master Lease Agreement, Eran Engineering is obligated to make 32 rental payments in the amount of $4,536.99. At September 30, 2004, the principal remaining balance on the loan was $100,408.

On November 5, 2003, our wholly-owned subsidiary, Eran Engineering, entered into an Equipment Lease Agreement, pursuant to which it financed a total of $35,000 and accruing interest at 7.45% per annum from Intech Funding Corp. These funds were to be used towards the purchase of equipment described as "1-Used Mori-Seiki TU-30 Vertical Turning Machine Center". The loan is collateralized by this equipment and is guaranteed by our Vice President and Director, Joseph T.W. Gledhill. The loan matures in November 2006. Pursuant to the terms of the Equipment Lease Agreement, Eran Engineering is to repay the loan by making monthly payments of $1,088 to Intech Funding Corp. At September 30, 2004, the principal remaining balance on the loan was $23,789.

On November 5, 2003, our wholly-owned subsidiary, Eran Engineering entered into a Lease Agreement, pursuant to which Eran Engineering financed a total of $100,000 and accruing interest at 7% per annum from Intech Funding Corp. These funds were to be used towards the purchase of equipment described as "1-Used Mori-Seiki SV-500 with APC Fanuc MSC 501". The loan is collateralized by this equipment and is guaranteed by our Vice President and Director, Joseph T.W.
Gledhill. The loan matures in November 2006. Pursuant to the terms of the Equipment Lease Agreement, Eran Engineering is to repay the loan by making monthly payments of $2,003 to Intech Funding Corp. At September 30, 2004, the principal remaining balance on the loan was $80,723.

In November 2003, we had debt owing to an unrelated individual, Daisuke Murikami, in the principal amount of $19,831 and accruing interest at the rate of 10% per annum. At September 30, 2003, the principal remaining balance on the loan was $22,447 and at September 30, 2004, the principal remaining balance on the loan was $19,831.

In connection with the closing of our acquisition of Eran Engineering from its two shareholders, Hans B. Thallmayer and Alice Thallmayer on October 1, 2003, we executed a promissory note in favor of the sellers in the principal amount of $600,000, payable in three equal annual installments of $200,000 and accruing simple interest at the rate of 6% per annum. Our obligation under the promissory note was secured by the pledge by Lawrence A. Consalvi, our Director, President and Chief Executive Officer and Joseph T.W. Gledhill, our Vice President and Director, of a security interest in certain shares of our common stock owned by them and worth $4,285,716 as of the date of the pledge. At September 30, 2004, the principal balance on the note was $600,362.

In connection with the closing of our acquisition of Eran Engineering on October 1, 2003, and the contemporaneous purchase of a building by Eran Engineering from R & H Investments, a partnership owned by the two selling shareholders, Eran Engineering executed a promissory note in the principal amount of $600,000, bearing simple interest at the rate of 6% per annum. At September 30, 2004, the principal balance on the note was $600,362.

On September 1, 2003 we executed a non-interest bearing promissory note in favor of our Vice President and Director, Joseph T.W. Gledhill for the principal amount of $459,700, which is due and payable on or before September 30, 2006. We made no payments to Mr. Gledhill under this note during our fiscal years 2003 and 2004. At September 30, 2004, the outstanding principal due under this note was $459,700.

In August 2003, our wholly owned subsidiary, E.M. Tool Company, Inc. executed a promissory note in favor of Austin D. Lucas, Inc. in the principal amount of $131,529, payable in thirteen consecutive monthly installments of approximately $10,000 and bearing interest at the rate of 10%. At September 30, 2003, the principal balance on this note was $112,083, and at September 30, 2004, the principal remaining balance on this note was $13,333.

On June 30, 2003, we and our wholly-owned subsidiary, E.M. Tool Company, Inc., executed a promissory note in favor of Financial Federal Credit, Inc. in the amount of $2,059,868, payable in consecutive monthly installments commencing on September 1, 2003 and maturing in May 2008 as follows: 6 installments, each in the amount of $10,000, then 53 installments, each in the amount of $21,000, and a balloon payment at maturity in the amount of $886,886. The obligations to make payment under the note is secured by our grant of a security interest in favor of Financial Federal Credit, Inc. in our goods, inventory, equipment, accounts, accounts receivables, documents, instruments, chattel paper, contract rights, general intangibles, investment property, securities entitlements, deposit accounts, fixtures and other property belonging to us or in which we have any interest (collectively, the "Collateral"). In addition, the obligations of E.M. Tool Company, Inc. to make payments under the note are likewise secured by its grant of a security interest in its Collateral to Financial Federal Credit, Inc. At September 30, 2004, the principal remaining balance on the note was $1,462,053.

On January 1, 2003, we executed a promissory note in favor our Vice President and Director, Joseph T.W. Gledhill, for the principal amount of $100,000 and accruing simple interest at the rate of 6% per annum. The principal and accrued interest under this note became due on January 20, 2003. Although we have not repaid this note when due, Mr. Gledhill has not called us in default under the note, and we have agreed to make payments on it as funds become available. At September 30, 2003, the outstanding principal and interest due under the note was $100,000. At September 30, 2004, the outstanding principal and interest due under the note was $75,218.62.

In our fiscal year 2003,  we had  outstanding  debt as evidenced by a promissory note in favor of Blaga Precision, which was payable in monthly installments of $10,000, including interest at 10% per annum. In our fiscal year 2004, the note matured and was paid in full in the amount of $11,104.

In our fiscal year 2003,  we had  outstanding  debt as evidenced by a promissory note in favor of an individual, Mr. Daisuke Mikami, which was payable in 6 monthly installments of $3,500, including interest at 10% per annum. At September 30,2003, the outstanding principal balance and interest due under this note was $22,447 and at September 30, 2004, the outstanding principal balance and interest due under this note was $19,831.

In our fiscal year 2003,  we had  outstanding  debt as evidenced by a promissory note in favor of Eran Engineering, Inc. in the principal amount of $97,860. At the time this debt was incurred, Eran Engineering was not yet our wholly-owned subsidiary. Subsequent to our acquisition of Eran Engineering on October 1, 2003, this debt was written off our books as inter-company debt in our fiscal year 2004.

In September 5, 2002, our wholly-owned subsidiary, Elite Machine, executed a secured promissory note in the amount of $1,037,683.95 in favor of Financial Federal Credit, Inc., and bearing interest at the rate of 8.25%. The note is payable in monthly installments of $8,250 for a period of 60 months, and a balloon payment on the 61st month of $542,683.96. This note is secured by the assets of Elite Machine and guaranteed by our Director, President and Chief Executive Officer, Lawrence A. Consalvi. At September 30, 2003, the balance on this note was $744,286, and at September 30, 2004, the balance on this note was $702,050.

Inflation

Management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2005, except that rising oil and gas prices may materially and adversely impact the economy generally.

Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations include a number of forward-looking statements that reflect our management's current views with respect to future events and financial performance. Those statements include statements regarding our intent, belief or current expectations, and those of members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us throughout this Report, as well as in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of any future activities will not differ materially from our assumptions.

Since our trading shares are classified as "penny stocks", we are not entitled to rely upon the "Safe Harbor" provisions adopted by the SEC under the Exchange Act with respect to Forward Looking Statements. Nevertheless, investors are urged to give serious consideration to those factors which we have identified as outside of our control, and the consequences to us and our investors if our anticipated results do not come to pass as expected as a result of material deviations which may occur from the assumptions we have relied upon in making Forward-Looking Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements and supplementary data are included beginning immediately following the signature page to this Report. See Item 13 for a list of the financial statements and financial statement schedules included with this filing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In June 2003 we dismissed Squar, Milner, Reehl and Williamson, LLP ("Squar Milner"), as our independent auditor. We are not aware of any past disagreements between us and Squar Milner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. There were "no reportable events" (as such term is defined in Item 304 of Regulation S-K) that occurred within our fiscal years 2002 and 2003, nor any subsequent interim period preceding the replacement of Squar Milner.

In December 2004, we engaged Kabani and Co., which appointment was approved by our Board of Directors. During our two most recent fiscal years and any subsequent interim period prior to the engagement of Kabani and Co., neither we nor anyone on our behalf consulted with Kabani and Co. regarding either (1) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (2) any matter that was either the subject of a "disagreement" or a "reportable event."

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report on form 10-KSB was prepared.

Lawrence Consalvi and Jitu Banker, serving in their respective capacities as our Chief Executive Officer and Chief Financial Officer, carried out an evaluation,
(i) as of the end of the fiscal quarter ended March 31, 2004, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) and (ii), as of the end of the fiscal year ended March 31, 2004, of the effectiveness of our internal control over financial reporting pursuant to Exchange Act Rule 13a-15(c).

Based upon their evaluation, the Certifying Officers believe that our internal controls in place as of the end of the periods noted above were effective. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors, and their respective ages as of May 31, 2005, are as follows:


Name                      Age                   Position
----                      ---                   --------

Lawrence A. Consalvi       47      Director, President, Chief Executive Officer

Joseph T.W. Gledhill       66      Director, Vice President

Lloyd R. Leavitt, III      49      Director, Chief Operating Officer

Tim Consalvi               45      Director

David Lyons                42      Director

William Gledhill           41      Director

Robert Page                46      Director

Jitu Banker                64      Director, Chief Financial Officer, and
                                   Secretary

Larry Consalvi currently serves as a Director and our President and Chief Executive Officer, a position he has held since 2001. Mr. Consalvi is also the founder of Elite Machine, which he founded in 1991. He has over twenty years of experience in CNC machine tools and sales. His duties at Elite Machine include the overall responsibility for strategic planning and management and identification of CNC machinery for purchase. From 1984 until 1991, Mr. Consalvi was employed by Yamzen, USA ("Yamzen"), the largest distributor of Japanese machine tools in the United States, to head their Southern California machine tool division. Under his management, Yamzen's Southern California Office became the number one office in the nation and Mori Seiki, the best selling machine tool in the United States. In 1991, Mr. Consalvi left Yamzen to form Elite Machine.

Joseph T.W. Gledhill currently serves as a Director and our Vice President, a position he has held since 2001. Prior to this, he was the Vice President of Elite Machine. As our Vice President, he is responsible for service and operations administration. He manages all aspects of refurbishment and repair operations as well as identifying CNC machinery for purchase. Mr. Gledhill started his career in the manufacturing industry in Leeds, England in 1952. He was later employed by the American Embassy to supervise the maintenance of American hospitals in Algiers, Africa. He then immigrated to the United States and returned to work in the manufacturing industry. In 1972, he formed Mar-VI Industries and began manufacturing computer parts. In 1979, he formed Merlin Engineering. In 1984, he sold Merlin Engineering to start DJ Industries, a company specializing in the manufacture of precision machine parts to first tier customers in the defense industry. After DJ Industries was sold, Mr. Gledhill joined Elite Machine in August 1999, and subsequent to the merger of Elite Machine and our predecessor, Gourmet Gifts, he became our Vice President and Director. In addition, since 2003, Mr. Gledhill has served as the President of our wholly-owned subsidiary, Eran Engineering, where he is responsible for the total management of Eran Engineering.

Lloyd R. Leavitt, III currently serves as a Director and our Chief Operating Officer, a position he has held since February 2005. In addition, Mr. Leavitt also serves as the President and Chief Financial Officer of our wholly-owned subsidiary, Spacecraft Machine Products, Inc., where he is responsible for the managerial control of the company as well as the management of the sales and marketing efforts. From 1997 until 2002, he was Vice President and Chief Financial Officer of Divaricate, Inc. Prior to joining Divaricate, Inc. Mr. Leavitt spent three years with the Walt Disney Company in a senior management position within its home video division. In addition, he worked in both a finance and systems capacity at Maxicare Healthcare Corporation and has held a number of senior level positions for the Union Pacific Railroad Company. Mr. Leavitt currently serves on the Board of Directors at Access Tradeone.com, Inc, a position he has held since 1998.

Jitu Banker currently serves as a Director and our Chief Financial Officer and Secretary, a position he has held since March 2005. Prior to this and since 1992, Mr. Banker ran his own accounting, tax and financial services company, Banker & Co. Mr. Banker is a Qualified Chartered Accountant (England), and is also a Certified Public Accountant. He brings with him a wealth of financial experience. Mr. Banker also serves as the President of our wholly-owned subsidiary, A-Line Capital Corporation.

David Lyons currently serves as our Director, a position he has held since March 2005. Mr. Lyons also serves as the President of our wholly-owned subsidiary, Accurate Technology, a position he has held since he founded the company in January 2000. Currently, Mr. Lyons manages the sales and finances of Accurate Technology. Prior to this and for a total of 16 years, Mr. Lyons worked as the purchasing manager and sales manager at DJ Industries, a company specializing in the manufacture of precision machine parts and founded by our Vice President and Director, Joseph T.W. Gledhill.

William Gledhill currently serves as our Director, a position he has held since March 2005. Mr. Gledhill also serves as the Vice President of our wholly-owned subsidiary, Accurate Technology, where he is responsible for managing the machine tool shop, production and deliveries of Accurate Technology. Prior to establishing Accurate Technology in January 2000 with Mr. David Lyons, Mr. Gledhill worked as the shop manager of DJ Industries, a company specializing in the manufacture of precision machine parts and founded by his father and our Vice President and Director, Joseph T.W. Gledhill.

Robert Page currently serves as our Director, a position he has held since April 2005. Mr. Page also serves as the President of our wholly-owned subsidiary, Nu-Tech Industrial Sales, Inc., where he is responsible for its overall management. Nu-Tech Industrial Sales, Inc. was founded by Mr. Page in 1999, and today specializes in cutting tools and manufacturing process for the machine tool, medical manufacturing, wheel manufacturing, and automotive repair industries. Prior to this, Mr. Page founded All American Wheel Company in 1997, a company specializing in the manufacture of chrome wheels for the motorcycle industry. From 1980 to 1998, Mr. Page worked for Rudell Carbide, a company specializing in the industrial distribution of parishable tooling and supplies, where his responsibilities included sales, new products and engineering design.

Tim Consalvi currently serves as our Director, a position he has held since March 2005. Mr. Consalvi also serves as the President of our wholly-owned subsidiary, All American CNC Sales, Inc., which he founded in 1993. He has and continues to work for this Company with responsibility for the overall management of the operations of All American CNC Sales, Inc., including strategic planning, working directly with new equipment supplies, managing orders, deliveries and repair problems. Mr. Consalvi has been involved in the machine tool industry since June 1978, and has specialized in the sale of new CNC machine tools since 1983. Prior to this, Mr. Consalvi sold CNC Tooling and accessories to customers in the machine tool industry.

Term of Office

Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders, or until removed from office in accordance with our bylaws and applicable law. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Family Relationships

Tim Consalvi currently serves as our Director and as the President of our wholly-owned subsidiary, All American CNC Sales, Inc. Mr. Consalvi is also the brother of our Director, President and Chief Executive Officer, Lawrence A. Consalvi.

William Gledhill currently serves as our Director and as the Vice President of our wholly-owned subsidiary, Accurate Technology. Mr. Gledhill is also the son of our Director and Vice President, Joseph T.W. Gledhill.

Audit Committee and Financial Expert Disclosures

Section 301 of the Sarbanes-Oxley Act of 2003, and SEC regulations implementing that provision require that public companies disclose a determination by their Board of Directors as to the existence of a financial expert on their audit committee and, if none is determined to exist, that the Board of Directors has determined that no one serving on its Board of Directors meets the qualification of a financial expert as defined in the Sarbanes-Oxley Act and implementing regulations.

As of September 30, 2004, and as of the date of filing of this report, we have not created any standing committees of the Board of Directors, including an audit committee. Accordingly, our entire Board of Directors, all of whom are affiliated with us through our acquisitions of their respective operating companies (and therefore do not qualify as independent directors), serve as our audit committee.

We also disclose that our Board has determined that we have not , and we do not, possess on our Board of Directors anyone who qualifies as an audit committee financial expert and, unless and until one is identified and agrees to serve, we will continue to rely on outside professional consultants who advise us with respect to audit matters.

Compliance with Section 16(A) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based solely upon review of the copies of such reports furnished to us during, and with respect to, the fiscal years ended September 30, 2003 and 2004 or any written representations we received from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required during that period, we believe that, for the fiscal year ended September 30, 2003, all Section 16(a) filing requirements applicable to our reporting persons were met.

Code of Ethics

We have adopted a Code of Ethics applicable to our principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions. Our Code of Ethics is filed as an Exhibit with this Report.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

                           SUMMARY COMPENSATION TABLE

                                                                                                Long Term
                                                     Annual Compensation                      Compensation
                                    -----------------------------------------------------  --------------------
                                                                                 Other           Awards
                                                                                           --------------------
                                                                                Annual         Securities
                                                                                Compen-        Underlying          All Other
                                                   Salary          Bonus        sation           Options          Compensation
Name and Principal Position            Year          ($)            ($)           ($)               (#)               ($)
-----------------------------       --------      ---------       --------     ---------       ------------       ------------
Larry Consalvi                         2004        192,000            0              0                 0                  0
President and                          2003        192,000            0              0                00                  0
 Chief Executive Officers              2002          --              --             --                --                 --
                                       2001          --              --             --                --                 --

Joseph Gledhill                        2004        136,608            0              0                 0                  0
Vice President                         2003        120,000            0              0                 0                  0
                                       2002          --              --             --                --                 --
                                       2001          --              --             --                --                 --

Lloyd Leavitt                          2004          --              --             --                --                 --
Chief Operating Officer                2003          --              --             --                --                 --
                                       2002          --              --             --                --                 --
                                       2001          --              --             --                --                 --

Jitu Banker,                           2004          --              --             --                --                 --
Chief Financial Officers               2003          --              --             --                --                 --
                                       2002          --              --             --                --                 --
                                       2001          --              --             --                --                 --

Stock Option Grants.

No stock options were granted to our named executive officers during the fiscal years ended September 30, 2003 or 2004, nor have any stock options been granted to our named executive officers since September 30, 2004, through and including the filing date of this Report.

Exercises of Stock Options and Year-End Option Values

No stock options were exercised by our named executive officers during the fiscal years ended September 30, 2003 or 2004, nor have any stock options been exercised by our named executive officers since September 30, 2004, through and including the filing date of this Report.

Employment Agreements.

In connection with our acquisition of Eran Engineering from Hans B. Thallmayer and Alice Thallmayer on June 30, 2003, Eran entered into an employment agreement with Erich Thallmayer to serve as its President and Chief Executive Officer at a compensation rate of $105,600 per year. The term of the employment agreement is for one year.

In connection with our acquisition of All American from Tim Consalvi and his wife, Kathie Consalvi, on September 28, 2004, All American entered into an employment agreement with Tim Consalvi to serve as the President of All American at a compensation rate of $168,000 per annum. The initial term of this employment agreement is for one year commencing on October 1, 2004, and automatically renews for successive one year terms unless earlier terminated by either party. The employment agreement provides that the Mr. Consalvi may be terminated for cause.

In connection with the acquisition of Gledhill/Lyons, Inc. d.b.a. Accurate Technology from David Lyons and William Gledhill, in December 2004, Accurate Technology entered into an employment agreement with William Gledhill to serve as the Vice President of Accurate Technology at a compensation rate of $192,000 per annum. The initial term of this employment agreement is for one year commencing on December 7, 2004, and automatically renews for successive one year terms unless earlier terminated by either party.

In connection with the acquisition of Gledhill/Lyons, Inc. d.b.a. Accurate Technology from David Lyons and William Gledhill, in December 2004, Accurate Technology entered into an employment agreement with David Lyons to serve as the President of Accurate Technology at a compensation rate of $192,000 per annum. The initial term of this employment agreement is for one year commencing on December 7, 2004, and automatically renews for successive one year terms unless earlier terminated by either party. The employment agreement provides that Mr. Lyons may be terminated for cause.

In connection with our acquisition of Spacecraft in January 2005, Spacecraft entered into an employment agreement with Lloyd R. Leavitt, III, to serve as its President at a compensation rate of $115,050 per annum. The initial term of this employment agreement is for one year commencing on January 31, 2005, and automatically renews for successive one year terms unless earlier terminated by either party. The employment agreement provides that the Mr. Leavitt may be terminated for cause.

In connection with our acquisition of Nu-Tech Industrial Sales, Inc. in March 2005, Nu-Tech is obligated to enter into an employment agreement with Robert Page and Kathy Page to serve as principal executive officers of Nu-Tech, subsequent to the acquisition, at a joint compensation rate of $200,004 per annum. The term of their employment shall be for at least 2 years. The parties are currently negotiating the remaining terms of the definitive employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Securities Authorized For Issuance Under Equity Compensation Plans

We have not adopted any form of equity compensation plan, and accordingly, have not authorized the issuance of any securities under any such plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this Report by:
(i) each person  (including any group) known to us to own more than five percent

(5%) of any class of our voting securities; (ii) each of our directors and named executive officers; and (iii) all of our officers and directors as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

                                  BENEFICIAL OWNERSHIP
BENEFICIAL OWNER (1)              NUMBER OF SHARES           PERCENT OF TOTAL
Lawrence Consalvi (2)                 6,000,000                   14.8%
3840 E. Eagle Drive
Anaheim, CA 92807

Joseph Gledhill(3)                    6,000,000                   14.8%
3840 E. Eagle Drive
Anaheim, CA 92807

Lloyd R.  Leavitt, III                 500,000                     1.2%
23880 Madison Street
Torrance, CA 92505

Tim Consalvi                          1,000,000                    2.5%
3840 E. Eagle Drive
Anaheim, CA 92807

David Lyons(4)                        6,000,000                   14.8%
1521 N. Placentia Avenue
Anaheim, CA 92806

William Gledhill(5)                   6,010,000                    14.9
1521 N. Placentia Avenue
Anaheim, CA 92806

Robert Page (6)                       2,500,000                    6.2%
1597 North Old Mill Drive
Brea, CA 92821

(1) The respective spouses of shareholders owning more than 5% of our common stock are deemed to be the beneficial owners of such shares of our common stock.

(2) Mrs. Lena Consalvi is deemed to be the beneficial owner of the common stock held by her husband, Lawrence Consalvi.

(3) Mrs. Joyce Gledhill is deemed to be the beneficial owner of the common stock held by her husband, Joseph Gledhill.

(4) Mrs. Cheryl Lyons is deemed to be the beneficial owner of the common stock held by her husband, David Lyons.

(5) Mrs. Karla Gledhill is deemed to be the beneficial owner of the common stock held by her husband, William Gledhill.

(6) Mrs. Kathy Page is deemed to be the beneficial owner of the common stock held by her husband, Robert Page.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 8, 2004, we entered into agreement with a former related party, Nelson Engineering whereby we agreed to repay a loan made to us by Nelson Engineering in the amount of $83,848.13, $7,500 of which was paid on April 9, 2004, and the remainder of which was to be paid in 24 weekly payments of $3,312.

In December 2004, we entered into a Share Exchange Agreement whereby we acquired all of the outstanding capital stock of Accurate Technology from its two shareholders, William Gledhill and David Lyons, in exchange for 12,000,000 restricted shares of our common stock. At the time of the acquisition, Mr. William Gledhill is the son of our Vice President and Director, Joseph T.W. Gledhill. In connection with the acquisition, Accurate subsequently entered into an employment agreement with William Gledhill to serve as its Vice President at a compensation rate of $192,000 per annum

On December 2004, we entered into a Share Exchange Agreement with two of our existing shareholders, Alice Thallmayer and Hans Thallmayer. Pursuant to this Share Exchange Agreement, Alice Thallmayer and Hans Thallmayer agreed to convert $400,000 of an outstanding debt in the principal amount of $1,158,374 into 833,378 shares of the our common stock at a 15% discount based upon the average price of our common stock throughout the month of November 2004. Additionally, we agreed pay off the remainder of this debt at a rate of $30,000 per month commencing January 1, 2005. We incurred this debt in connection with our purchase of Eran Engineering, Inc. in June 2003.

In December 2004, we entered into a Share Exchange Agreement whereby we acquired all of the outstanding capital stock of ESK, Inc. from its sole shareholder, Erich Thallmayer in exchange for 200,000 restricted shares of our common stock and $50,000, of which $10,000 was paid upon the closing of the acquisition with the remaining $40,000 to be paid over the subsequent 12 months. At the time of the acquisition, Erich Thallmayer was the son of two of our existing shareholders, Alice Thallmayer and Hans Thallmayer, from whom we earlier acquired Eran Engineering. In addition, Erich Thallmayer had previously served as the President of Eran Engineering for a period of one year immediately following our acquisition of Eran Engineering. He was subsequently replaced by Joseph T.W. Gledhill as the President of Eran Engineering.

On November 10, 2004, Lawrence A. Consalvi, our Director and President, surrendered 6,000,000 shares of our common stock owned by him for cancellation. These shares were surrendered as an additional capital contribution for no consideration from us. At the time of the surrender, we had 32,966,000 shares of common stock outstanding. After the surrender and cancellation of Mr. Consalvi's 6,000,000 common shares, and the contemporaneous surrender and cancellation of 6,000,000 shares of common stock owned by Joseph T.W. Gledhill (discussed below), we had 20,966,000 shares of common stock outstanding. At the time of the surrender, the shares surrendered by Mr. Consalvi represented approximately 18.2% of our issued and outstanding common stock, and together with the shares surrendered by Mr. Gledhill, represented approximately 36.4% of our issued outstanding common stock. The transaction had an anti-dilution effect for the other shareholders of our company.

On November 10, 2004, Joseph T.W. Gledhill, our Vice President, surrendered 6,000,000 shares of our common stock owned by him for cancellation. These shares were surrendered as an additional capital contribution for no consideration from us. At the time of the surrender, these shares represented approximately 18.2% of the issued and outstanding shares of our common stock. The transaction had an anti-dilution effect for the other shareholders of our company.

In September 2004, we entered into a Share Exchange Agreement whereby we acquired all of the outstanding capital stock of All American from its two shareholders, Tim Consalvi and Kathy Consalvi in exchange for 1,000,000 shares of our restricted common stock. At the time of the acquisition, Tim Consalvi is the brother of our director and president, Lawrence A. Consalvi, and Kathy Consalvi (the wife of Tim Consalvi), is the sister-in-law of Lawrence A. Consalvi. In addition, immediately after the acquisition, All American entered into an employment agreement with Tim Consalvi to serve as its President and Secretary at a monthly compensation of $168,000 per annum.

In our fiscal year 2004, we executed a non-interest bearing promissory note in favor of our Director, President and Chief Executive Officer, Larry Consalvi, in the principal amount of $62,241, which is due and payable on demand. We did not make any payments under this note in our fiscal year 2004, and at September 30, 2004, $62,241 was due and owing to Mr. Consalvi.

On January 1, 2004, we executed a non-interest bearing promissory note in favor of our Vice President and Director, Joseph T.W. Gledhill, in the principal amount of $246,500, which is due and payable on or before September 30, 2006. We did not make any payments under this note in our fiscal year 2004, and at September 30, 2004, $246,500 was due and owing to Mr. Gledhill.

On September 1, 2003 we executed a non-interest bearing promissory note in favor of our Vice President and Director, Joseph T.W. Gledhill for the principal amount of $459,700, which is due and payable on or before September 30, 2006. We made no payments to Mr. Gledhill under this note during our fiscal years 2003 and 2004. At September 30, 2004, the outstanding principal due under this note was $459,700.

Effective February 6, 2003, we entered into a Stock Purchase Agreement with Joe Thomas, our former President and Director, whereby we agreed to repurchase 800,000 shares of our common stock for an aggregate purchase price of $24,000.

On January 1, 2003, we executed a promissory note in favor our Vice President and Director, Joseph T.W. Gledhill, for the principal amount of $100,000 and accruing simple interest at the rate of 6% per annum. The principal and accrued interest under this note became due on January 20, 2003. Although we have not repaid this note when due, Mr. Gledhill has not called us in default under the note, and we have agreed to make payments on it as funds become available. At September 30, 2003, the outstanding principal and interest due under the note was $100,000. At September 30, 2004, the outstanding principal and interest due under the note was $75,218.62.

At the time of our reverse takeover of Elite Machine in December 2001, the balance owed by Larry Consalvi to Elite Machine on advances made by Elite Machine to Mr. Consalvi was $76,461, as evidenced by a non-interest bearing promissory note executed by Mr. Consalvi in favor of Elite Machine in the principal amount of $76,461. This promissory note has no maturity date and is payable on demand. At the time these advances were made and prior to the reverse takeover, Mr. Consalvi was a director and shareholder of Elite Machine. Subsequent to our reverse takeover of Elite Machine, the balance owed by Mr. Consalvi to Elite Machine in connection with these advances as of September 30, 2003 and September 30, 2004 was $75,391. Since the date that we assumed Elite Machine's obligation on this advance in December 2001, there has been no modification of any material term, nor any renewal or extension of such advance.

ITEM 13. EXHIBITS.

The exhibit index immediately following the signature page of this Report is hereby incorporated herein by reference.

Reports on Form 8-K.

On August 8, 2003, we filed a report on Form 8-K dated July 24, 2003. The report disclosed under Item 2 of the acquisition of all of the issued and outstanding shares of Eran Engineering, Inc.

Exhibit Number                     Description
--------------                     -----------

2.1 (5) Agreement and Plan of Reorganization dated December 11, 2001, by and between Gourmet Gifts, Inc., E.M. Tool Company, Inc. and the shareholders of E.M. Tool Company, Inc.

2.2 (6) Agreement and Plan of Reorganization dated March 31, 2002 by and between Gateway International Holdings, Inc.,
                  GWIH Acquisition Corp., Bechler Cams, Inc. and the shareholders of Bechler Cams, Inc.

2.3 (8)           Agreement and Plan of  Reorganization  dated April 26, 2002 by
                  and  between  Gateway  International   Holdings,   Inc.,  GWIH
                  Acquisition Corp., Nelson Engineering, Inc. and the shareholders of Nelson Engineering, Inc.

2.4 (8) First Amendment to the Agreement and Plan of Reorganization dated October 4, 2002 by and between Gateway International Holdings, Inc., GWIH Acquisition Corp., Nelson Engineering, Inc. and the shareholders of Nelson Engineering, Inc.

2.5 (8) First Amendment to the Agreement and Plan of Reorganization dated October 4, 2002 by and between Gateway International Holdings, Inc., GWIH Acquisition Corp., Bechler Cams, Inc. and the shareholders of Bechler Cams, Inc.

2.6 (10)          Agreement  for  Purchase  and  Sale  and  Escrow  Instructions
                  between   Gateway   International   Holdings,   Inc.  and  R&H
                  Investments dated June 30, 2003.

2.7 (10)          Stock  Purchase   Agreement   between  Gateway   International
                  Holdings, Inc. and Hans B. Thallmayer and Alice Thallmayer dated June 17, 2003.

3.1 (1)(2)        Articles of  Incorporation  of Gourmet  Gifts,  Inc., a Nevada
                  corporation, filed on September 24, 1997.

3.2 (1)(2)        Bylaws of Gourmet Gifts, Inc., a Nevada corporation.

3.3*              Amended Articles of Incorporation of Gourmet Gifts, Inc.

4.1 (1)(2)        Specimen Common Stock Certificate.

10.1 (3) Promissory Note dated August 10, 2000 between Gourmet Gifts, Inc. and Kim Farran.

10.2 (4) Promissory Note dated December 11, 2000 between Gourmet Gifts, Inc. and Stanley K. Stilwell.

10.3* Lease dated July 1, 2002 between IPERS Breal Golden State Business Parks, Inc. and Nu-Tech Industrial Sales, Inc.

10.4* Promissory Note dated January 1, 2003 issued by Gateway International Holdings, Inc. to Joseph T.W. Gledhill

10.5* Mutual Rescission of Contracts and Releases of Claims dated May 15, 2003 by and among Gateway International Holdings, Inc., E.M. Tool Company, Inc. (doing business as Elite Machine Tool Company, Inc.), Lawrence Consalvi, Joseph T.W. Gledhill, Nelson Engineering, Inc., Don Nelson and Rich Lund

10.6* Promissory Note dated June 30, 2003 issued by Financial Federal Credit, Inc. to Gateway International Holdings, Inc. and E.M. Tool Company, Inc.

10.7* Promissory Note dated September 1, 2003 issued by Gateway International Holdings, Inc. to Joseph T.W. Gledhill

10.8* Mutual Rescission of Contracts, Settlement Agreement and Release of Claims dated November 20, 2003 by and among Gateway International Holdings, Inc., E.M. Tool Company, Inc., Lawrence Consalvi and Joseph T.W. Gledhill, Bechler Cams, Inc., Daniel Lennert and Laura Stearman

10.9* Promissory Note dated January 1, 2004 issued by Gateway International Holdings, Inc. to Joseph T.W. Gledhill

10.10*            Letter   Agreement   dated  April  8,  2004  between   Gateway
                  International Holdings, Inc. and Nelson Engineering, Inc.

10.11* Standard Industrial/Commercial Multi-Tenant Lease dated August 20, 2004 between Lawrence A. Consalvi individually doing business as Elite Machine Tool Company and SG&H Partners L.P.

10.12* Addendum to Standard Industrial/Commercial Multi-Tenant Lease dated August 20, 2004 between Elite Machine Tool Company and SG&H Partners L.P.

10.13* Share Exchange Agreement dated September 28, 2004 between Gateway International Holdings, Inc., All American CNC Sales, Inc. and the shareholders of All American CNC Sales, Inc.

10.14* Employment Agreement dated September 28, 2004 between All American CNC Sales, Inc. and Tim Consalvi

10.15* Share Exchange Agreement dated December 7, 2004 between Gateway International Holdings, Inc., Gledhill/Lyons, Inc. (doing business as Accurate Technologies) and the shareholders of Accurate Technologies.

10.16*            Employment   Agreement   dated   December   7,  2004   between
                  Gledhill/Lyons, Inc., d/b/a Accurate Technologies, Inc. and David Lyons.

10.17*            Employment   Agreement   dated   December   7,  2004   between
                  Gledhill/Lyons, Inc., d/b/a Accurate Technologies, Inc. and William Gledhill

10.18*            Share  Exchange  Agreement  dated  December  23, 2004  between
                  Gateway International Holdings, Inc., ESK, Inc., and the shareholders of ESK, Inc.

10.19* Share Exchange Agreement effective January 31, 2005 between Gateway International Holdings, Inc., Spacecraft Machine Products, Inc., Lloyd R. Leavitt, III and the Leavitt Family Trust

10.20* Secured Promissory Note effective January 31, 2005 issued by Gateway International Holdings, Inc. to the Leavitt Family Trust

10.21*            Employment   Agreement  effective  January  31,  2005  between
                  Spacecraft Machine Products, Inc. and Lloyd R. Leavitt

10.22* Stock Pledge Agreement effective January 31, 2005 between Gateway International Holdings, Inc. and Lloyd R. Leavitt

10.23* Share Exchange Agreement dated March 31, 2005 between Gateway International Holdings, Inc., Nu-Tech Industrial Sales, Inc. and the shareholders of Nu-Tech Industrial Sales, Inc.

10.24* Promissory Note dated October 1, 2002 issued by Gateway International Holdings, Inc. to Elite Machine Tool Company, Inc.

10.25* Promissory Note dated September 5, 2002 issued by Financial Federal Credit, Inc. to Larry A. Consalvi, d/b/a/ Elite Machine Tool Company, Inc. and E.M. Tool Company, Inc.

14.1*             Code of Ethics for Gateway International Holdings, Inc.

16.1 (3)          Letter of Albright,  Persing & Associates,  Ltd. dated January
                  9, 2001.

16.2 (5)          Letter of David E. Coffey, CPA, dated February 3, 2001.

16.3*             Letter of Squar  Milner Reehl and  Williamson,  LLP dated June
                  14, 2005.

99.1 (7) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 (9) Unaudited Pro Forma Combined Balance Sheet for Gateway as of September 30, 2002.

99.3 (9) Financial Statements for Nelson Engineering, Inc. as of September 30, 2002.

99.4 (9)          Financial  Statements  for Bechler Cams,  Inc. as of September
                  30, 2002.

                *  Filed herewith.

              (1)  Filed  on  May  10,  1999  as  an  exhibit  to   Gateway's
                   registration statement on Form 10-SB and incorporated herein by reference.

              (2) File on June 8, 1999 as an exhibit to Gateway's amended registration statement on Form 10-SB and incorporated herein by reference.

              (3) Filed on January 12, 2001 as an exhibit to Gateway's annual report on Form 10-KSB for the fiscal year ended September 30, 2000 and incorporated herein by reference.

              (4) Filed on February 14, 2001 as an exhibit to Gateway's quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 2000 and incorporated herein by reference.

              (5) Filed on February 7, 2002 as an exhibit to Gateway's report on Form 8-K dated February 5, 2002 and incorporated herein by reference.

              (6) Filed on May 20, 2002 as an exhibit to Gateway's quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2002 and incorporated herein by reference.

              (7) Filed on August 19, 2002 as an exhibit to Gateway's quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2002 and incorporated herein by reference.

              (8) Filed on November 7, 2002 as an exhibit to Gateway's report on Form 8-K dated October 23, 2002 and incorporated herein by reference.

              (9) Filed on January 13, 2003 as an exhibit to Gateway's amended report on Form 8-K dated October 23, 2002 and incorporated herein by reference.

             (10) Filed on August 8, 2003 as an exhibit to Gateway's report on Form 8-K dated July 24, 2003 and incorporated herein by reference.

Financial Statements

                                                                            Page
                                                                            ----
Reports of Independent Registered Public Accounting Firm                     F-1
Consolidated Balance Sheets                                                  F-2
Consolidated Statements of Operations                                        F-3
Consolidated Statement of Stockholders' Deficit                              F-4
Consolidated Statements of Cash Flows                                        F-5
Notes to Consolidated Financial Statements                                   F-6


      2. Financial Statement Schedules

The financial statement schedules required by Regulation S-X are included herein. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      3. Exhibits


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We appointed Kabani & Company, Inc. to serve as our independent auditors for the fiscal year ended September 30, 2003. We have not retained the services of any other independent auditors.

During fiscal years 2004 and 2003, Kabani & Company, Inc. provided no auditing services to us, and accrued fees owed to Kabani & Company, Inc. by us are as follows:

Audit Fees

 2004                           2003
 ----                           ----
$0.00                          $0.00


Audit Related Fees

 2004                           2003
 ----                           ----
$0.00                          $0.00

Audit Fees and Audit Related Fees consist of fees billed for professional services rendered for auditing our financial statements, reviews of interim financial statements included in quarterly reports, services performed in connection with other filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Kabani & Company, Inc. in connection with statutory and regulatory filings or engagements.

Tax Fees

 2004                           2003
 ----                           ----
$0.00                          $0.00

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

 2004                           2003
 ----                           ----
$0.00                          $0.00

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY INTERNATIONAL HOLDINGS, INC.


By:    /s/
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Date:  June ___, 2005


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Director
     Date:  June ___, 2005


By:    /s/
     -----------------------------------
     Jitu Banker
     Chief Financial Officer and Secretary
     Date:  June ___, 2005


By:    /s/
     -----------------------------------
     Lloyd R. Leavitt, III
     Chief Operating Officer and Director
     Date:  June ___, 2005

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                Table of Contents

                                                                            PAGE
                                                                            ----

Reports of Independent Registered Public Accounting Firm                     F-1
Consolidated Balance Sheets                                                  F-2
Consolidated Statements of Operations                                        F-3
Consolidated Statement of Stockholders' Deficit                              F-4
Consolidated Statements of Cash Flows                                        F-5
Notes to Consolidated Financial Statements                                   F-6

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Gateway International Holdings, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of Gateway International Holdings, Inc. and Subsidiaries (collectively the "Company") as of September 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on my audit.

      Except as discussed in the following paragraph, we conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      We were unable to audit the income from operations and loss on disposal of subsidiaries for the period from October 1, 2002 to December 31, 2002 of $161,456 and ($161,456) respectively, which are included in net income for the year ended September 30, 2003 as described in Note 13 to the financial statements; nor were we able to verify the income from operations and the loss on disposal of subsidiaries through other audit procedures.

      In our opinion, except for the effects of such adjustments, if any, has might been determined to be necessary to the statement of operations for the year ended September 30, 2003 had we been able to examine the evidence regarding the income (loss) from operations and disposal of the subsidiaries for the three months ended December 31, 2002, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway International Holdings, Inc. and Subsidiaries as of September 30, 2004 and 2003 and the results of their operations and their cash flows for the year(s) then ended in conformity with accounting principles generally accepted in the United States of America.

      The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $1,536,803 of September 30, 2004 and has incurred a net income of $434,047 for the year ended September 30, 2004. These factors as discussed in Note 2 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The SEC has instituted proceedings pursuant to sections 12(J) of the Securities Exchange Act of 1934 against the Company and cease and desist proceedings have been instituted pursuant to Section 21(C) of the Securities Exchange Act of 1934 against Lawrence Consalvi, CEO of the Company. The SEC seeks to revoke the registration of the Companies Securities pursuant to Section 12 of the Securities and Exchange Act and to issue a cease and desist order from causing violations of and any future violations of Section 13 (a) of the Securities and Exchange Act and Rules 13a-1 and 13a-13 thereunder against President of the Company. The Company's intention is to vigorously defend against this action are described in Note 7.

KABANI & COMPANY, INC.
Huntington Beach, California

March 25, 2005

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        As on September 30, 2004 and 2003

                                                             2004           2003
                                                         -----------    -----------
Assets
Current Assets:
Cash and cash equivalents                                $   187,062    $     7,964
Accounts receivable, net                                     762,177          7,569
Inventories                                                  139,214        303,018
                                                         -----------    -----------
           Total current assets                            1,088,453        318,551

Property and equipment,  net                               2,644,925          1,335

Other assets                                                  75,646          9,441
                                                         -----------    -----------
                                                         $ 3,809,024    $   329,327
                                                         ===========    ===========
Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities                 $   775,264    $   639,122
Current portion of notes payable                             807,518        300,601
Current portion of notes payable to related parties          167,709        197,859
                                                         -----------    -----------
            Total Current liabilities                      1,750,491      1,137,582

Notes payable, less current portion                        2,840,006        653,765
Notes payable to related parties, less current portion       706,200        459,700
                                                         -----------    -----------
            Total Liabilities                              5,296,697      2,251,047
                                                         ===========    ===========

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding                      --             --
Common stock, $0.001 par value; 100,000,000 shares
authorized; 33,242,000 shares issued and outstanding          33,242         33,242
Additional paid in Capital                                    91,279         91,279
Stockholder note receivable                                  (75,391)       (75,391)
Accumulated deficit                                       (1,536,803)    (1,970,850)
                                                         -----------    -----------
            Total stockholders' deficit                   (1,487,673)    (1,921,720)
                                                         -----------    -----------
                                                         $ 3,809,024    $   329,327
                                                         ===========    ===========

           See accompanying notes to consolidated financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended September 30, 2004 and 2003

                                                                      2004           2003
                                                                 ------------    ------------
Net sales                                                        $  7,204,116    $  3,426,126
Cost of sales                                                       5,044,866       2,484,565
                                                                 ------------    ------------
         Gross Profit                                               2,159,250         941,561

Operating expenses:
Payroll and related expenses                                          706,531         311,711
Selling, general and administrative expenses                        1,017,072         682,502
                                                                 ------------    ------------
Total operating expenses                                            1,723,603         994,213
                                                                 ------------    ------------
     Operating Income (Loss)                                          435,647         (52,652)
Other income (expense):
Interest Income                                                            --             264
Other                                                                      --            (228)
                                                                 ------------    ------------
     Total other income (expense)                                          --              36
                                                                 ------------    ------------
Income (Loss) from continuing operations before
income tax and discontinued operations                                435,647         (52,616)
Provision for income taxes                                              1,600           1,600
                                                                 ------------    ------------
Income (Loss) from continued operations                               434,047         (54,216)
Income (Loss) from subsidiaries disposed                                   --         161,456
Gain (Loss) on disposal                                                    --        (161,456)
                                                                 ------------    ------------
     Income (Loss) from discontinued operations                            --              --
                                                                 ------------    ------------
                                                                 $    434,047    $    (54,216)
Net Income (Loss)
                                                                 ============    ============
Earnings (Loss) per shares:
Net income (loss) per share, continuing operations               $       0.01    $      (0.00)
                                                                 ============    ============
Net income (loss) per share, discontinued operations             $       0.00    $       0.00
                                                                 ============    ============
Net income (loss) per share                                      $       0.01    $      (0.00)
                                                                 ============    ============
Basic and diluted weighted average shares                          33,242,000      33,442,000
                                                                 ============    ============

           See accompanying notes to consolidated financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT
                 For the years ended September 30, 2004 and 2003


                                       Common Stock                        Stockholder
                                                             Additional       Note         Accumulated          Total
                                                              Paid in      receivable        Deficit       Stockholders'
                                     Shares      Par Value     Amount         Amount          Amount           deficit
Balance, October 1, 2002
(Adjusted for a stock split, 2:1
Issued to shareholders in
August 2004)                       33,442,000    $  33,442      115,079      (76,461)    $( 1,916,634)       $ (1,844,574)

Issuance of common stock for
services effective
September 30, 2003.                   800,000          800       11,200                                            12,000

Repurchase and cancellation of
shares                             (1,000,000)      (1,000)     (35,000)                                          (36,000)

Issuance of common stock in
connection with the acquisition
of Nelson Engineering, Inc. in
October 2002                        6,175,300        6,175      296,400                                           302,575


Issuance of common stock for
acquisition of Bechler Cams,
Inc. in November 2002               3,530,000        3,530       95,310                                            98,840

Recession of acquisition of
Nelson Engineering, Inc. and
cancellation of 6,175,300
shares of common stock.            (6,175,300)      (6,175)     296,400)                                         (302,575)

Recession of acquisition of
Bechler Cams, Inc. and
cancellation of 3,530,000
shares of common stock.            (3,530,000)      (3,530)     (95,310)                                          (98,840)

Decrease in stockholder note
receivable                                                                     1,070                                1,070

Net Loss for the year                                                                         (54,216)            (54,216)
                                           --           --           --           --

Balance, September 30, 2003        33,242,000       33,242       91,279      (75,391)       1,970,850)         (1,921,720)

Net income for the year                    --           --           --          --           434,047             434,047

Balance, September 30, 2004        33,242,000    $  33,242    $  91,279    $ (75,391)    $ (1,536,803)       $ (1,487,673)

           See accompanying notes to consolidated financial statement

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended September 30, 2004 and 2003

                                                                        2004           2003
                                                                   ------------    ------------
Cash flows from operating activities:
   Net income (Loss)                                               $    434,047    $    (54,216)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                     283,181          16,471
      Bad Debt expense                                                   28,631           8,376
       Stocks issued for services                                            --          12,000
       Accounts receivable                                             (754,608)           (686)
       Inventories                                                      163,804        (100,733)
       Other assets                                                     (66,204)             --
       Accounts payable and accrued liabilities                         136,142          88,807
                                                                   ------------    ------------
   Net cash (used in) provided by operating activities                  224,993         (29,981)
                                                                   ------------    ------------
Cash flows from investing activities:
   Purchases of property and equipment                               (3,077,946)             --
   Proceeds from sale of assets                                              --          48,000
                                                                   ------------    ------------
   Net cash (used in) provided by investing activities               (3,077,946)         48,000
                                                                   ------------    ------------

Cash flows from financing activities:
   Proceeds on notes payable - related party                            232,163          40,992
   Proceeds on notes payable                                          2,567,725              --
   Principal repayments on capital lease obligations                         --          (5,078)
   Payments on notes payable - related party                                 --         (36,456)
   Principal borrowings on notes payable to related parties             232,163              --
   Repurchase of common stock                                                --         (36,000)
   Decrease in stockholder note receivable                                   --           1,070
                                                                   ------------    ------------
   Net cash provided by (used in) financing activities                3,032,051         (35,472)
                                                                   ------------    ------------
   Net Increase (decrease) in cash and cash equivalents                 179,098         (17,453)
Cash and cash equivalents at beginning of year                            7,964          25,417
                                                                   ------------    ------------
Cash and cash equivalents at end of year                           $    187,062    $      7,964
                                                                   ============    ============
Supplemental disclosure of cash flow information
Cash paid during the year
   Interest                                                        $    387,889    $    (15,492)
                                                                   ============    ============
   Income taxes                                                    $      1,600    $      1,600
                                                                   ============    ============

Supplemental disclosure of non-cash investing and financing activities:

Property acquired through Notes Payables             $1,250,000    $
                                                     ----------    ---------
Business acquired through Notes Payables             $1,250,000    $
                                                     ----------    ---------
Businesses acquired thru issuance of common stock    $       --    $ 401,415
                                                     ----------    ---------

           See accompanying notes to consolidated financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Note 1 - Organization and Summary of Significant Accounting Principles

Nature of Business

Gateway International Holdings, Inc. (the "Company") was originally incorporated on September 24, 1997 under the laws of Nevada. The Company and its subsidiaries are engaged in acquiring, refurbishing and selling pre-owned Computer Numerically Controlled machine tool, and manufacturing of precision component parts in the fields of defense, aerospace and medical tools.

Principles of Consolidation

The consolidated financial statements include the accounts of Gateway International Holdings, Inc., E.M. Tool Company, Inc. dba Elite Machine Tool Company and Eran Engineering, Inc. Inc., all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Concentrations of Credit Risks

During fiscal 2004, the Company had sales to two customers, which represented 26.48% of net sales, and in fiscal 2003 the company had sales to three customers which represented 17.80% on net sales. At September 30, 2004, two customers accounted for 61% of accounts receivable and in fiscal 2003, two customers accounted for 54% of accounts receivable. If the relationship between the Company and these customers was altered, the future results of operations and financial condition could be significantly affected.

Accounts receivable

The Company sells products to customers primarily throughout the United States. The Company performs periodic credit evaluations of its customers and does not obtain collateral with which to secure its accounts receivable. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Management periodically reviews accounts receivable and actively pursues any overdue accounts. However, at September 30, 2004, and at September 30, 2003, the management provided for an allowance for doubtful accounts. Although management expects to collect all amounts due, actual collections may differ from the reported amounts. The allowance for doubtful debts was $6,400 in fiscal 2004 and $0 in fiscal 2003.

Other Assets

Other assets consist of the following at September 30, 2004 and 2003:

                                                        2004               2003
                                                      -------            -------
Deposits                                              $11,256            $ 9,441
Prepaid Insurance                                      33,555                 --
Notes Receivable                                       30,835                 --
                                                      -------            -------
                                                      $75,646            $ 9,441
                                                      =======            =======

The note receivable is unsecured, due on demand, and bears no interest.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003



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

Inventories

Inventories, which consist primarily of pre-owned machine tool equipment, are stated at the lower of cost or market with cost determined on a specific identification basis. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are known.

Market value is based on management's forecast for sales of the Company's products in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate market value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheet.

Inventory consists of the following at September 30, 2004 and 2003.

                                                           2004           2003
                                                         --------       --------
Finished Goods                                           $139,214       $303,018
Raw Materials                                                  --             --
Work in Process                                                --             --
                                                         --------       --------
                                                         $139,214       $303,018
                                                         ========       ========

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company has written off $0 as impairment of its long-lived assets as of September 30, 2004 and 2003.


Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising

The Company expenses the cost of advertising when incurred as selling expense. Advertising expenses were $2,327 for the year ended September 30, 2004 and $7,843 for the year ended September 30, 2003.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the years ended September 30, 2004 and 2003 the Company had no items of comprehensive income.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Basic and Diluted Earnings Per Common Share

Under SFAS 128, "Earnings Per Share", basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common share that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no additional potential common shares as of September 30, 2004 and 2003).

Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's accounts receivables, trade payables, accrued liabilities, obligations under capita11eases, and notes payable approximates their estimated fair values due to the short-term maturities of those financia1 instruments.

Segments of Business

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their business in their reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides the material countries in which it holds assets and reports revenues and its major customers. The Company operated in one segment, as disclosed in the accompanying consolidated statements of operations for the year ended September 30, 2003. Reportable business segments for the year ended September 30, 2004 are from the date of acquisition of Eran Engineering, Inc. (see note
9).

Goodwill and Other Intangible Assets

The Company evaluates intangible assets other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro-forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Statement of Cash Flow

In  accordance  with  Statement  of  Financial   Accounting  Standards  No.  95,
"Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Significant Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncements on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

Note 2 - Going Concern
The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2004 the Company had an accumulated deficit of $ 1,536,803 and a working capital deficit of $ 662,038. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. Since the year end the Company, being well aware of the need to find additional capital, has raised $775,000 through a subscription of new restricted shares of the Company. The Company intends to raise up to an additional $225,000 through this subscription no later than June 15, 2005. Furthermore the addition of five new profitable subsidiaries has further strengthened the Company.

The SEC has instituted proceedings pursuant to sections 12(J) of the Securities Exchange Act of 1934 against the Company and cease and desist proceedings have been instituted pursuant to Section 21(C) of the Securities Exchange Act of 1934 against Lawrence Consalvi. The SEC seeks to revoke the registration of the Companies Securities for a period not exceeding twelve months pursuant to
Section 12 of the Securities and Exchange Act and to issue a cease and desist order from causing violations of and any future violations of Section 13 (a) of the Securities and Exchange Act and Rules 13a-1 and 13a-13 thereunder against President of the Company. The Company's intention is to vigorously defend against this action are described in Note 7.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Note 3 - Property and Equipment.

Property and equipment consist of the following at September 30, 2004 and 2003:

                                                            2004          2003
                                                        ----------    ----------
Office Equipment                                        $   26,316    $   21,898
Computer equipment                                          39,292        13,925
 Furniture and fixtures                                     52,112        39,055
Leasehold Improvements                                      51,540        14,351
Machinery and equipment                                  1,759,772        35,503
Vehicles                                                    23,646            --
Land and Building                                        1,250,000            --
                                                        ----------    ----------
                                                         3,202,678       124,732
Less accumulated depreciation and amortization             557,753       123,397
                                                        ----------    ----------
                                                        $2,644,925    $    1,335
                                                        ==========    ==========

The depreciation expense recorded in the financial statements for the year(s) ended September 30, 2004 and 2003 was $ 283,181 and $ 16,471 respectively.

Note 4 - Notes Payable.

Notes payable consist of the following as of September 30, 2004 and 2003:

                                                                                             2004                2003
                                                                                        -------------       -------------
Secured note payable to bank, collateralized by substantially all the assets of the company and guaranteed by a stockholder(s), payable in monthly installments of of $ 8,250 including interest of 8% per annum for a 60 month term, with a
balloon payment due at maturity in August 2008.                                         $     702,050       $     744,286

Secured note payable to bank, collateralized by substantially all the assets of the company and guaranteed by a stockholder(s), payable in monthly installments of of $ 21,000 including interest at 8% per annum for a 60 month term, with a
balloon payment due at maturity in May 2008.                                                1,462,053                  --

Secured note payable to bank, collateralized by equipment purchased by the company during the year and guaranteed by a stockholder(s), payable in monthly installments of $4,536.88 including interest at 6.4% per annum for a
36 month term, maturing in November 2006.                                                     100,408                  --

Secured note payable to bank, collateralized by equipment purchased by the company during the year and guaranteed by a stockholder(s), payable in monthly installments of $2,003 including interest at 7% per annum for a
60 month term, maturing in November 2008.                                                      80,723                  --

Secured note payable to bank, collateralized by equipment purchased by the company during the year and guaranteed by a stockholder(s), payable in monthly installments of $1,008 including interest at 7.45% per annum for a 36 month
term, maturing in October 2006.                                                                23,789                  --

Unsecured note payable to an individual, payable in monthly installments of
$15,000 including interest at 6% per annum for a 36 month term, maturing
in June 2006.                                                                                 600,362                  --

Unsecured note payable to an individual, payable in monthly installments of $15,000 including interest at 6% per annum for a 36 month term,
maturing in June 2006.                                                                        600,362                  --

Unsecured note due to a former related party including interest at
10% per annum has matured and is currently in litigation.                                      64,445              64,445

Unsecured note payable to an individual, payable in monthly installments of
$3,500 including interest at 10% per annum, maturing in October 2005.                          19,831              22,447

Unsecured note payable to an individual, payable in monthly installments
of $10,000 including interest at 10% per annum, maturing in November 2004.                     13,333             112,083

Unsecured note payable to an individual, payable in monthly installments of $10,000 including interest at 10% per annum, has matured
and was paid in full in fiscal 2004.                                                               --              11,104

Unsecured notes payable to a related party, a stockholder, for working capital requirements and for payments to certain Gourmet stockholders in connection with
the reverse merger.  These notes have no maturity date, interest or monthly payments.         706,200             459,700

Unsecured, due on demand, note payable to a related party, a Stockholder, for working capital requirements payable in monthly Installments of
$2,000 including interest at 6% per annum.                                                     85,663             100,000

Unsecured note payable to a related party, a subsidiary, for working capital requirements, has no maturity date, interest or monthly payments and settled
in fiscal 2004.                                                                                    --              97,860

Unsecured note payable to a related party, a stockholder, for working capital requirements, which has no maturity date, interest or monthly payments,
but due and payable on demand.                                                                 62,214                  --

                                                                                        -------------       -------------
                                                                                        $   4,521,433       $   1,611,925
                                                                                        =============       =============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003


                                                            2004         2003
                                                        ----------    ----------
Current portion of notes payable:
Related parties                                         $  167,709    $  300,601
Non Related parties                                        807,518       197,859
                                                        ----------    ----------
                                                           975,227       498,460
                                                        ----------    ----------

Long Term portion of notes payable:
Related parties                                            706,200       459,700
Non Related parties                                      2,840,006       653,765
                                                        ----------    ----------
                                                         3,546,206     1,113,465
                                                        ----------    ----------

Total notes payable                                     $4,521,433    $1,611,925
                                                        ==========    ==========

Maturities of notes payable in each of the next five years and thereafter are as follows:

              For the year(s) ending September 30,

                      2005     $      975,227
                      2006            673,473
                      2007            719,900
                      2008            545,200
                      2009            901,433
                Thereafter            706,200
                               ---------------
                               $    4,521,433
                               ===============

Note 5 - Accounts Payable and Accrued Expenses:

Accounts Payable and Accrued Expenses consist of the following at September 30, 2004 and 2003:

                                                             2004         2003
                                                           --------     --------
Accounts Payable - Trade                                   $635,391     $467,999
Accrued Expenses                                             23,609        4,167
Accrued Vacation                                              7,500        7,500
Accrued Payroll                                              84,610       10,374
Accrued Taxes                                                 6,206           --
Sales Tax Payable                                            12,948       21,282
Accrued Warranty                                              5,000       15,000
Provision ST FFC Equipment                                       --      112,800
                                                           --------     --------
                                                           $775,264     $639,122
                                                           ========     ========

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Note 6 - Related Party Transactions

The Company has a note payable with a former related party that requires monthly payments including interest. The balance of the note is $ 64,445 at September 30, 2004 and $64,445 at September 30, 2003. The company has a short-term note from a stockholder and the balance of the note is $ 85,663 at September 30, 2004 and $100,000 at September 30, 2003. The Company paid $10,519 in interest in connection with these notes payable during fiscal 2004, and $0 during fiscal 2003, which the Company has recorded in the accompanying statements of operations.

From time to time, the Company borrows funds from a stockholder for working capital purposes, which are non-interest bearing. During fiscal 2003, the Company borrowed $100,000 for working capital requirements, repaying $0. Also, the stockholder loaned to the Company $160,000 to pay certain Gourmet stockholders in connection with the reverse merger. At September 30, 2004, outstanding borrowings on these notes totaled $706,200 and at September 30, 2003, the outstanding borrowings totaled $ 459,000.

At the time of our reverse merger of Elite Machine in December 2001, the balance owed by Larry Consalvi, CEO of our Company, to Elite Machine on advances made by Elite Machine to Mr. Consalvi was $76,461. At the time these advances were made and prior to the reverse merger, Mr. Consalvi was a director and shareholder of Elite Machine. Subsequent to the our reverse takeover of Elite Machine, the balance owed by Mr. Consalvi to Elite Machine in connection with these advances as of September 30, 2003 and September 30, 2004 is $75,391.

Note 7 - Commitments and Contingencies

The Company leases certain property under operating lease agreements. The lease expires on September 30, 2006 and provide for monthly payments of $8,233. The company intends to continue leasing the property subsequent to September 30, 2006 on a month to month basis.

Future minimum rental commitments as of September 30, 2004 are as follows:

                                   Operating Leases        Total
                                   ----------------      ----------
                            2005       $  98,796         $   98,796

                            2006          98,796             98,796

                                       ----------         ---------
    Total minimum lease payments       $  197,592         $ 197,592
                                       ==========         =========

Rent

Rent expense under operating leases for the fiscal year ended September 30, 2004 was $100,992 and $ 73,200 for the year ended September 30, 2003

Legal

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties, actions involving allegations or discrimination or breach of contact actions incidental in the normal operations of the business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its financial position or results of operations.

The Company is currently involved in the following lawsuits:

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

1/. The Duffy law Firm V Gateway International Holdings, Inc et al

The plaintiff has brought suit against numerous defendants including Larry Consalvi and Joseph Gledhill for claimed unpaid legal services in the approximate amount of $100,450. The Company denies owing plaintiff this amount and intends to vigorously defend the action brought by the Plaintiff. The Duffy Law Firm defended the Company in the lawsuit brought by Bechler Cams, Inc. in 2003. This case was settled in an out of court settlement that rescinded the acquisition of Bechler Cams, Inc. The Company believes that the fees charged were excessive having already paid approximately $150,000. The potential liability of this suit has been accrued for in the financial statements of the company in the sum of approximately $100,450 as per paragraph above.

2/. Nelson Engineering, Inc. V Gateway International Holdings, Inc.

The plaintiff brought suit against the Company for the balance of a loan due to plaintiff. The Company does not dispute the amount due of $64,445 for the year ended September 30, 2004 and 2003, and intends to settle this suit. Nelson Engineering, Inc. provided a loan to Elite Machine Tool Company Inc. and Gateway International Holdings, Inc. that has only been partially repaid. The balance due to Nelson Engineering, Inc. is $64,445, which amount has been provided for in the financial statements.

3/. BTL Machine ("BTL") V Elite Machine Tool Company, Inc. ("Elite")

The plaintiff has brought suit against Elite for claimed defective goods in the approximate amount of $64,000 for the year ended September 30, 2004. Elite denies any such liability and intends to vigorously defend the action. Furthermore the Elite has filed a cross complaint against BTL for $5,000 in past due accounts receivable due to Elite.

The plaintiff purchased a CNC machine from Elite. The plaintiff saw the machine in Elite's facility, had an independent inspector view the machine and approve it before they purchased it. The machine was delivered and has been used by plaintiff who has now decided that it is not the machine that he thought he was purchasing. The Plaintiff has not paid the remaining balance due on the machine. This case is currently in the discovery phase and as such it is premature to attempt to estimate any potential unfavorable out come or loss at this time. No provision has been made in the financial statements as the company expects to be successful in the litigation.


4/. Securities and Exchange Commission V Gateway International Holdings, Inc. and Larry Consalvi

The SEC has instituted proceedings pursuant to sections 12(J) of the Securities Exchange Act of 1934 against the Company and cease and desist proceedings have been instituted pursuant to Section 21(C) of the Securities Exchange Act of 1934 against Lawrence Consalvi, the CEO of the Company. The SEC has alleged that the Company has willfully failed to comply with Section 13(a) of the Securities Exchange Act and rules 13a-1 and 13a-13 there-under while its securities were registered with the Securities and Exchange Commission and that it has not filed two annual report on forms 10-K for the fiscal years ended September 30, 2003 and September 30, 2004 which were due to be filed on or before December 30, 2003 and December 30, 2004 or filed five quarterly reports on Forms 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004 which were due to be filed on or before May 6, 2003, August 14, 2003, February 16, 2004, May 17, 2004 and August 14, 2004.

The SEC seeks to revoke the registration of the Companies Securities for a period not exceeding twelve months pursuant to Section 12 of the Securities and Exchange Act and to issue a cease and desist order from causing violations of and any future violations of Section 13 (a) of the Securities and Exchange Act and Rules 13a-1 and 13a-13 there-under against Larry Consalvi.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

The Company intends to vigorously defend against this action particularly as it has now prepared an audited comprehensive 10-K to cover all the missing periods and is confident that this matter can be resolved without any further action on the part of the SEC.

Preferred Stock

The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of September 30, 2004 and 2003, the Company had no shares of preferred stock issued and outstanding.

Note 8 - Stockholders' Equity.

Common Stock
In December 2001, the company issued 16,598,738 (net of 300,000 shares subsequently cancelled) shares of common stock in connection with the plan of reorganization and merger. The total number of shares purchased was 1,600,000 (adjusted for the split of 2:1 shares of common stock), of which 600,000 (pre split 300,000 shares) acquired from the shareholder of the company were cancelled in the year ended September 30, 2002. The balances of the shares of common stock, 1,000,000 shares were cancelled in the year ended September 30, 2003.

In September 2003, the company issued 600,000 shares of common stock to an employee of the company and 200,000 shares of common stock to two disinterested parties, all shares of common stock have been adjusted for the stock split. The value of the common stock issued was $12,000.

In August 2004, the company declared a forward stock split and issued 2 shares for 1. All shares and per share data have been retroactively restated to reflect these stock splits.

Note 9 - Business Segments.

Reportable business segments for the year ended September 30, 2004, (the year ended numbers for Eran Engineering, Inc., are from the acquisition date through September 30, 2004,) (the company operated in one segment for the year ended September 30, 2003,) are as follows:

                                                                 Year ended
                                                                September 30,
                                                                    2004
                                                             ----------------
Net sales from continuing operations
  Elite Machine Tool Company, Inc.                           $      3,997,391
  Eran Engineering, Inc.                                            3,206,725
                                                             ----------------
                                                                    7,204,116
                                                             ================

Operating income from continuing operations:
  Elite Machine Tool Company, Inc.                                    188,105
  Eran Engineering, Inc.                                              245,942
                                                             ----------------
                                                                      434,047
                                                             ================

Depreciation and amortization - continuing operations:
  Elite Machine Tool Company, Inc.                                        247
  Eran Engineering, Inc.                                              282,934
                                                             ----------------
                                                             $        283,181
                                                             ================

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Identifiable assets - continuing operations:
  Elite Machine Tool Company, Inc.                       $  459,527
  Eran Engineering, Inc.                                  3,349,496
                                                         ----------
                                                          3,809,023
                                                         ==========

Capital expenditures/obligations under capital lease:
  Elite Machine Tool Company, Inc.                                0
  Eran Engineering, Inc.                                          0
                                                                  0
Interest paid:
  Elite Machine Tool Company, Inc.                          146,130
  Eran Engineering, Inc.                                    241,759
                                                         ----------
                                                         $  387,889
                                                         ==========

Note 10 - Income Taxes

No provision was made for Federal income tax for the year(s) ended September 30, 2004 and 2003, since the Company incurred a net operating loss for the year ended September 30, 2003 and had net operating losses brought forward from prior year(s). In the year ended September 30, 2004, the company generated a net operating income of $ 434,047 and in 2003 incurred a net operating loss of $54,216. The Company has brought forward losses for tax purposes of $1,536,803 and $1,970,850 for the year(s) ended September 30, 2004 and 2003 respectively. The net operating loss carry-forwards may be used to reduce taxable income through the year 2024. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences that give rise to deferred tax assets and liabilities at September 30, 2004 and 2003, comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of September 30, 2004 and 2003 was approximately $ 614,721 and $ 788,340 respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

                                                      Year ended September 30,
                                                     --------------------------
                                                        2004            2003
                                                     ---------        ---------
Deferred tax net operating losses                    $ 614,721        $ 788,340
Less: Valuation allowance                             (614,721)        (788,340)
                                                     ---------        ---------
                                                     $      --        $      --
                                                     ---------        ---------

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                                  September 30, 2004     September 30, 2003
                                                  ------------------     ------------------
Tax expense (credit) at statutory rate-federal           34%                    (34)%
State tax expense net of federal tax                      6                      (6)
Changes in valuation allowance                          (40)                     40
 Tax expense at actual rate                              --                      --
                                                        ===                     ===

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Income tax expense consisted of the following:

                                                         2004            2003
                                                       ---------      ---------
Current tax expense:
Federal                                                $      --      $      --
State                                                      1,600          1,600
                                                       ---------      ---------
Total Current                                              1,600          1,600
Deferred tax credit:

Federal                                                  522,513        670,089
State                                                     92,208        118,251
                                                       ---------      ---------
Total deferred                                           614,721        788,340
Less: valuation allowance                               (614,721)      (788,340)
                                                       ---------      ---------
Net Deferred tax credit                                       --             --
                                                       ---------      ---------
Tax expense                                            $   1,600      $   1,600
                                                       =========      =========

Note 9 - Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the year ended September 30, 2004 and September 30, 2003

                                                         2004          2003
                                                      -----------   -----------

Numerator for basic and diluted loss per share:
    Net Income (loss) charged to common stockholders  $   434,047       (54,216)

Denominator for basic and diluted loss per share:
    Weighted average shares                            33,242,000    33,442,000
                                                      -----------   -----------
Basic and diluted loss per share                      $      0.01   $      0.00
                                                      ===========   ===========

Note 10 - Acquisition completed in Fiscal 2004.

Eran Engineering, Inc.:

In October 2003, the Company completed the acquisition of Eran Engineering, Inc., a company engaged in the manufacture of precision parts in the field of defense and aerospace.

The total purchase price was less than the assets acquired and negative goodwill in excess of the purchase price has been adjusted to the amount of Plant and equipment acquired in this transaction.

The purchase price of $2,500,000 was financed through a loan from a bank and notes from the seller of the business.

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

Cash and cash equivalents                    $    55,845
Accounts receivable                              281,717
Fixed assets                                   2,498,693
                                             -----------
Less: Negative goodwill                         (336,255)
                                             -----------
Total Assets acquired                          2,500,000

Note payable - Bank                           (1,300,000)
                                             -----------
Note payable - Seller                         (1,200,000)
                                             -----------
TOTAL                                        $        --
                                             ===========

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Note 11 - Acquisition completed in fiscal 2003.

Nelson Engineering, Inc.

In October 2002, the Company entered into a definitive Agreement and Plan of Reorganization (the "Agreement") with Nelson Engineering ("Nelson") pursuant to which Nelson became a wholly owned subsidiary of Gateway. According to the Agreement, the shareholders of Nelson received 6,175,300 restricted common stock shares of Gateway in exchange for 1,935 common shares of Nelson, which represents all of the outstanding shares of Nelson. This company was subsequently disposed. (See note 13).

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

Cash and cash equivalents                    $     2,357
Accounts receivable                              684,163
Inventory                                        798,284
Property and equipment                           798,413
Note Receivable from related parties             136,456
Other Assets                                      99,652
Total Assets acquired                          2,519,325
Accounts Payable and accrued liabilities        (652,376)
Loans and Notes Payable                       (1,402,682)
Deferred tax liabilities                        (161,692)
                                             -----------
TOTAL                                        $   302,575
                                             ===========

Bechler Cams, Inc.

In November 2002, the Company entered into a definitive Agreement and Plan of Reorganization (the "Agreement") with Bechler Cams, Inc. ("Bechler") pursuant to which Bechler became a wholly owned subsidiary of Gateway International Holdings, Inc. ("Gateway"). According to the Agreement, the shareholders of Bechler received 3,530,000 restricted common stock shares of Gateway in exchange for 100 common shares of Bechler, which represents all of the outstanding shares of Bechler. This company was subsequently disposed. (See note 13).

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

Cash and cash equivalents                      $   2,570
Accounts receivable                              130,750
Inventory                                        114,609
Property and equipment                             2,476
Other Assets                                      62,063
Total Assets acquired                            312,468
Accounts Payable and accrued liabilities         (55,428)
Loans and Notes Payable                         (158,200)
Deferred tax liabilities                               0
                                               ---------
TOTAL                                          $  98,840
                                               =========

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $1,600 for income tax and $387,889 for interest during the year ended September 30, 2004.

The Company paid $1,600 for income tax and $(15,492) for interest during the year ended September 30, 2003.

The cash flow statements do not include following non-cash investing and financing activities:

The Company issued 800,000 shares of common stock for various services amounting $12,000.00. The company acquired a total of 1,600,000 shares of common stock from a shareholder, of which 600,000 shares were cancelled during the year ended September 30, 2002 and 1,000,000 shares cancelled during the year ended September 30, 2003.

The company declared a stock split in August 2004 and issued two new shares for each one held by shareholders. The shares issued as a result of the stock split was 16,621,000.

NOTE 13 - DISPOSAL OF SUBSIDIARIES

The company disposed of two of its subsidiaries, Nelson Engineering, Inc. and Bechler Cams, Inc. effective January 1, 2003. The Company returned the subsidiaries to the former owners of these companies. The transaction was rescinded in its entirety and agreements were signed by all parties releasing all claims. The losses from the disposals of these companies are included in the financial statement for the year ended September 30, 2003.

Nelson Engineering, Inc.

In October 2002 The Company entered into a definitive agreement and plan of Reorganization (the "Agreement") with Nelson Engineering, Inc. ("Nelson") pursuant to which Nelson became a wholly owned subsidiary of the Company. According to the agreement the shareholders of Nelson, Don Nelson and Rich Lund both individuals between them received 6,175,300 restricted common shares of stock of the Company in exchange for 1,935 shares of Nelson which represented all of the outstanding shares of Nelson.

On May 15, 2003 an agreement was reached between the Company on the one hand and Nelson, together with Don Nelson and Rich Lund, both individuals, on the other hand. In this agreement the parties agreed to mutually rescind ab initio and cancel all of the contracts, to provide for restitution of consideration and to grant mutual general releases of claims. The agreement upon mutual rescission includes, without limitation, elimination forever of any and all rights and claims on the part of the Company to receive or own shares in Nelson and any and all rights and claims of Nelson, Don Nelson and Rich Lund to receive and own shares of stock of the Company.

The company has lost control of the entity completely effective January 1, 2003. The Company record disposal of the entity effective January 1, 2003.

Bechler Cams, Inc.

In October 2002 The Company entered into a definitive agreement and plan of Reorganization (the "Agreement") with Bechler Cams, Inc. ("Bechler") pursuant to which Bechler became a wholly owned subsidiary of the Company. According to the agreement the shareholders of Bechler, Daniel Lennert and Laura Stearman, both individuals, between them received 3,530,000 restricted common shares of stock of the Company in exchange for 100 common shares of Bechler which represented all the outstanding shares of Bechler.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

On November 20, 2003 an agreement was reached between the Company on the one hand and Bechler, together with Daniel Lennert and Laura Stearman, both individuals, on the other hand. In this agreement the parties agreed to mutually rescind the contract effective January 1, 2003. The contracts are hereby fully and forever rescinded, cancelled and extinguished. The agreement upon mutual rescission includes, without limitation, elimination forever of any and all rights and claims on the part of the Company to receive or own shares in Bechler and any and all rights and claims of Bechler, Daniel Lennert and Laura Stearman Lund to receive and own shares of stock of the Company.

The company lost control of the entity completely, effective January 1, 2003. The Company record disposal of the entity effective January 1, 2003.


NOTE 14 - SUBSEQUENT EVENTS
Acquisitions:
All American CNC Sales, Inc.

In October 2004, the Company entered into a definitive Agreement (the "Agreement") with All American CNC Sales, Inc. ("All American") pursuant to All American became a wholly owned subsidiary of Gateway International Holdings, Inc. ("Gateway"). According to the Agreement, the shareholders of All American received 1,000,000 restricted common stock shares of Gateway in exchange for all of the common shares of All American.

All American was acquired to add sales management support and the ability to sell new equipment through the various equipment distributor relationships held by All American. A summary of the All American CNC Sales, Inc. assets acquired, liabilities assumed and consideration for is as follows:

                                                       Allocated
                                                        Amount
                                                      ---------

     Current assets                                   $  65,233
     Fixed assets                                        58,885
     Current liabilities                               (156,067)
     Goodwill                                           641,949
                                                      ---------
                                                      $ 610,000
                                                      ---------

     Consideration paid                                Amount
     ------------------                                ------
     Stock:
     1,000,000 shares of common stock                 $ 610,000
                                                      ---------
                                                      $ 610,000
                                                      =========

Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:


                                                   For the year ended
                                          September 30, 2004  September 30, 2003
                                          ------------------  ------------------
                                              (Unaudited)      (Unaudited)
     Revenue                                  $   616,817       $  959,054
     Net Income (loss) for the period         $   (76,172)      $  (11,642)

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003


Accurate Technologies, Inc.

In December 2004, the Company entered into a definitive Agreement (the "Agreement") with Gledhill/Lyons, Inc., doing business as Accurate Technologies, Inc. ("Accurate") pursuant to which Accurate became a wholly owned subsidiary of Gateway International Holdings, Inc. ("Gateway"). According to the Agreement, the shareholders of Accurate received 12,000,000 restricted common stock shares of Gateway in exchange for all of the common shares of Accurate. Two officers of the company, Lawrence Consalvi and Joseph Gledhill surrendered 12,000,000 of their shares to the company so that the acquisition of this company would be at a no cost basis.

Accurate Technologies, Inc. was acquired to add an excellent manufacturing company with a strong young management team and a sales backlog of over $5,000,000.

A summary of the Accurate Technologies, Inc. assets acquired, liabilities assumed and consideration for is as follows:


                                                 Allocated
                                                  Amount
                                                -----------

     Current assets                             $   526,731
     Fixed assets                                   551,036
     Current liabilities                           (871,655)
     Goodwill                                     9,513,888
                                                -----------
                                                $ 9,720,000
                                                ===========

     Consideration paid                           Amount
     ------------------                         -----------

     STOCK:
     12,000,000  shares of common stock
       provided by two stockholders             $ 9,720,000
                                                ===========

     Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:


                                                  For the year ended
                                         September 30, 2004  September 30, 2003
                                         ------------------  ------------------
                                            (Unaudited)         (Unaudited)

    Revenue                                 $  2,941,745        $ 3,275,266

    Net Income (loss) for the period        $   (216,283)       $   404,967

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

ESK, Inc.

In December 2004, the Company entered into a definitive Agreement (the "Agreement") with ESK, Inc. ("ESK") pursuant to which ESK became a wholly owned subsidiary of Gateway International Holdings, Inc. ("Gateway"). According to the Agreement, the shareholders of ESK received 200,000 restricted common stock shares of Gateway and a sum of $50,000.00, paid $10,000.00 upon close and $40,000.00 over 12 monthly equal payments in exchange for all of the common shares of ESK.

ESK was the sole source of assembly work for Eran Engineering, Inc. ESK was acquired so that Eran could control and manage its own parts assembly needs.

A summary of ESK, Inc. assets acquired, liabilities assumed and consideration for is as follows:

                                          Allocated
                                            Amount
                                          ---------
     Current assets                       $       0
     Fixed assets                                 0
     Other assets                                 0
     Current liabilities                         (0)
     Goodwill                               212,000
                                          ---------
                                          $ 212,000
                                          =========


     Consideration paid                    Amount
     ------------------                    ------
     Cash                                    50,000
     Common stock - 200,000 shares          162,000
                                         ----------
                                         $  212,000
                                         ==========

Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:

                                                  For the year ended
                                         September 30, 2004  September 30, 2003
                                         ------------------  ------------------
                                            (Unaudited)         (Unaudited)

     Revenue                              $    148,374         $    77,084

     Net Income (loss) for the period     $     65,760         $     9,714

A Line Capital Corporation

In December 2004, the Company formed a corporation, A Line Capital Corporation, ("A Line") pursuant to which A Line became a wholly owned subsidiary of Gateway International Holdings, Inc. ("Gateway"). The transaction will be accounted for in accordance with purchase accounting as deemed appropriate under SFAS 141.

The company has no assets and liabilities and no revenues or income (losses) for any period prior to December 31, 2004.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Spacecraft Machine Products, Inc.

In January 2005, the Company entered into a definitive Agreement (the "Agreement") with Spacecraft Machine Products, Inc. ("Spacecraft") pursuant to which Spacecraft became a wholly owned subsidiary of Gateway International Holdings, Inc. ("Gateway"). According to the agreement, the shareholders of Spacecraft received 600,000 restricted common stock shares of Gateway and an additional 150,000 restricted common stock shares of Gateway for three consecutive years, if Spacecraft meets certain net income targets before income taxes in exchange for all of the common shares of Spacecraft.

Spacecraft Machine Products specialized in the manufacturing of tooling and prototypes, an area that will be beneficial to all the manufacturing companies in the group.

A summary of the Spacecraft Machine Products, Inc. assets acquired, liabilities assumed and consideration for is as follows:

                                          Allocated
                                           Amount
                                          ---------
     Current assets                     $   648,446
     Fixed assets                           504,592
     Current liabilities                 (1,198,580)
     Goodwill                               548,042
                                        -----------
                                        $   502,500
                                        ===========

     Consideration paid                    Amount
     ------------------                   ---------

     Common Stock - 750,000 shares      $   502,500
                                        ===========

Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:

                                                  For the year ended
                                         September 30, 2004  September 30, 2003
                                         ------------------  ------------------
                                            (Unaudited)         (Unaudited)

     Revenue                               $ 1,595,727         $ 1,170,009

     Net Income (loss) for the period      $   (91,684)        $   (34,104)

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Nu-Tech Industrial Sales, Inc.

In April 2005, the Company entered into a definitive Agreement (the "Agreement") with Nu-Tech Industrial Sales, Inc. ("Nu-Tech") pursuant to which Nu-Tech became a wholly owned subsidiary of Gateway International Holdings, Inc. ("Gateway"). According to the Agreement, the shareholders of Nu-Tech received 2,500,000 restricted common stock shares of Gateway in exchange for all of the common shares of Nu-Tech.

Nu-Tech was acquired to add small tool sales and support to the equipment division. The synergy between Nu-Tech, All American and Elite has already added new revenues to all three companies.

A summary of Nu-Tech Industrial Sales, Inc. assets acquired, liabilities assumed and consideration for is as follows:

                                          Allocated
                                            Amount
                                          ---------
     Current assets                     $   920,771
     Fixed assets                           470,625
     Current liabilities                   (982,630)
     Goodwill                             1,966,234
                                        -----------
                                        $ 2,375,000

     Consideration paid                     Amount
     ------------------                   ---------

     Common stock - 2,500,000 shares    $ 2,375,000
                                        ===========

Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:


                                                  For the year ended
                                         September 30, 2004  September 30, 2003
                                         ------------------  ------------------
                                             (Unaudited)         (Unaudited)

     Revenue                              $   3,932,387        $   3,411,592

     Net Income for the period            $     307,217        $      15,937

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Combined proforma information for all the subsequent acquisition

The Unaudited Combined Pro-forma revenue, net income and income per share assuming the transaction had been completed at the beginning of the periods reported, for Gateway International Holdings Inc. and subsidiaries, the pro-forma financial results would be as follows:

                                                  For the year ended
                                         September 30, 2004  September 30, 2003
                                         ------------------  ------------------
                                             (Unaudited)         (Unaudited)

     Revenue                               $ 16,430,166        $ 12,319,131

     Net Income (loss) for the period      $    422,885        $    330,656

     Net Income (loss) per share- Basic    $       0.01        $       0.01

     Net Income (loss) per share-Diluted   $       0.01        $       0.01

Equity

The company filed for approval for the sales of common restricted stock of up to $1,000,000.00. The company has received the sum $ 775,000 for a total share issue of 1,319,299 common shares. The company anticipates closing the subscription no later than June 15, 2005 and expects to complete the full subscription.


NOTE 15 - RECLASSIFICATION

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform to report classifications of the current period.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

                                                YEAR ENDED SEPTEMBER 30, 2004
                                                      QUARTERS ENDED
                                December 31,  March 31,    June 30,   September 30,     Total
                                   2003         2004         2004         2004
Revenues                        1,601,341    1,208,419     2,048,350    2,346,006    7,204,116

Net Income                         26,009      (46,655)      205,172      249,521      434,047

Net Income per share - basic         0.00        (0.00)         0.01         0.01         0.01

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)
                                                YEAR ENDED SEPTEMBER 30, 2003
                                                       QUARTERS ENDED
                                December 31,  March 31,    June 30,   September 30,     Total
                                   2002         2003         2003         2003
Revenues                        1,227,285      735,538       814,131       649,172     3,426,126

Net Income                        128,715      (42,953)      (41,747)      (98,231)      (54,216)

Net Income per share - basic         0.00        (0.00)        (0.00)        (0.00)        (0.00)
