Form 10KSB/A
period 2004-09-30
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2005-06-21
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1
                                 Amendment No. 1

[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003 and for the fiscal year ended September 30, 2004.

[b] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                        Commission file number: 000-26017

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
        (Exact name of Small Business Issuer as specified in its charter)

             Nevada                                       95-3819300
             ------                                       ----------
   (State or other jurisdiction               (IRS Employer Identification No.)
  of incorporation or organization)

       3840 East Eagle Drive
       Anaheim, California                                   92807
      -------------------------------                        -----
  (Address of principal executive offices)                 (Zip Code)

          Issuer's telephone number, including area code: 714-630-6253 Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A-1 or any amendment to this Form 10-KSB/A-1. [ ]

State issuer's revenues for its most recent fiscal year ended September 30, 2003: $3,426,126 State issuer's revenues for its most recent fiscal year ended September 30, 2004: $7,204,116

Based on the closing sale price of $0.11 on September 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,035,188.

Based on the closing sale price of $0.63 on September 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,928,804.

As of May 31, 2005, there were 40,307,254 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                EXPLANATORY NOTE

Gateway International Holdings, Inc. ("us", "we", "our" or "Company") is filing this Form 10-KSB/A-1 to its Annual Report on Form 10-KSB for the fiscal years ended September 30, 2003 and 2004, as filed with the SEC on June 16, 2005, for the purpose of amending Item 7 of Part II of our Annual Report on Form 10-KSB (the "Original Filing") to include a signed copy of the "Report Of Independent Registered Public Accounting Firm" and the accompanying Financial Statements, as certified by our independent auditors, Kabani & Company, Inc. This Form 10-KSB/A-1 only amends and restates the specific portions of the Original Filing identified above, and no other information in the Original Filing is amended hereby. As a result of this amendment, we are filing as exhibits to this Form 10-KSB/A-1 the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Items included in the original Form 10-KSB that are not included herein are not amended and remain in effect as of the date of the original filing. Except as noted above, this Form 10-KSB/A-1 does not update information that was presented in our original Annual Report on Form 10-KSB filed on March 31, 2005 to reflect recent developments that have occurred since that date. Information concerning recent developments since the filing of our Annual Report on March 31, 2005 can be found in other filings we have made with the SEC since March 31, 2005.

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
                                 Form 10-KSB/A-1
          For the Years Ended September 30, 2003 and September 30, 2004

                                TABLE OF CONTENTS

PART II.......................................................................4
   ITEM 7. FINANCIAL STATEMENTS...............................................4
   ITEM 13. EXHIBITS..........................................................4

                                     PART II

ITEM 7. FINANCIAL STATEMENTS

Our financial statements and supplementary data are included beginning immediately following the signature page to this Report. See Item 13 for a list of the financial statements and financial statement schedules included with this filing.

ITEM 13. EXHIBITS.

(a)   Exhibits

Exhibit
Number                                 Description

2.1(5) Agreement and Plan of Reorganization dated December 11, 2001, by and between Gourmet Gifts, Inc., E.M. Tool Company, Inc. and the shareholders of E.M. Tool Company, Inc.

2.2(6) Agreement and Plan of Reorganization dated March 31, 2002 by and between Gateway International Holdings, Inc., GWIH Acquisition Corp., Bechler Cams, Inc. and the shareholders of Bechler Cams, Inc.

2.3(8) Agreement and Plan of Reorganization dated April 26, 2002 by and between Gateway International Holdings, Inc., GWIH Acquisition Corp., Nelson Engineering, Inc. and the shareholders of Nelson Engineering, Inc.

2.4(8) First Amendment to the Agreement and Plan of Reorganization dated October 4, 2002 by and between Gateway International Holdings, Inc., GWIH Acquisition Corp., Nelson Engineering, Inc. and the shareholders of Nelson Engineering, Inc.

2.5(8) First Amendment to the Agreement and Plan of Reorganization dated October 4, 2002 by and between Gateway International Holdings, Inc., GWIH Acquisition Corp., Bechler Cams, Inc. and the shareholders of Bechler Cams, Inc.

2.6(10) Agreement for Purchase and Sale and Escrow Instructions between Gateway International Holdings, Inc. and R&H Investments dated June 30, 2003.

2.7(10) Stock Purchase Agreement between Gateway International Holdings, Inc. and Hans B. Thallmayer and Alice Thallmayer dated June 17, 2003.

3.1(1)(2)       Articles of Incorporation of Gourmet Gifts, Inc., a Nevada
                corporation, filed on September 24, 1997.

3.2(1)(2)       Bylaws of Gourmet Gifts, Inc., a Nevada corporation.

3.3(11)         Amended Articles of Incorporation of Gourmet Gifts, Inc.

4.1(1)(2)       Specimen Common Stock Certificate.

10.1(3) Promissory Note dated August 10, 2000 between Gourmet Gifts, Inc. and Kim Farran.

10.2(4) Promissory Note dated December 11, 2000 between Gourmet Gifts, Inc. and Stanley K. Stilwell.

10.3(11) Lease dated July 1, 2002 between IPERS Brea/Golden State Business Parks, Inc. and Nu-Tech Industrial Sales, Inc.

10.4(11) Promissory Note dated January 1, 2003 issued by Gateway International Holdings, Inc. to Joseph T.W. Gledhill

10.5(11) Mutual Rescission of Contracts and Releases of Claims dated May 15, 2003 by and among Gateway International Holdings, Inc., E.M. Tool Company, Inc. (doing business as Elite Machine Tool Company, Inc.), Lawrence Consalvi, Joseph T.W. Gledhill, Nelson Engineering, Inc., Don Nelson and Rich Lund

10.6(11) Promissory Note dated June 30, 2003 issued by Financial Federal Credit, Inc. to Gateway International Holdings, Inc. and E.M. Tool Company, Inc.

10.7(11) Promissory Note dated September 1, 2003 issued by Gateway International Holdings, Inc. to Joseph T.W. Gledhill

10.8(11) Mutual Rescission of Contracts, Settlement Agreement and Release of Claims dated November 20, 2003 by and among Gateway International Holdings, Inc., E.M. Tool Company, Inc., Lawrence Consalvi and Joseph T.W. Gledhill, Bechler Cams, Inc., Daniel Lennert and Laura Stearman

10.9(11) Promissory Note dated January 1, 2004 issued by Gateway International Holdings, Inc. to Joseph T.W. Gledhill

10.10(11)       Letter Agreement dated April 8, 2004 between Gateway
                International Holdings, Inc. and Nelson Engineering, Inc.

10.11(11)       Standard Industrial/Commercial Multi-Tenant Lease dated August
                20, 2004 between Lawrence A. Consalvi individually doing business as Elite Machine Tool Company and SG&H Partners L.P.

10.12(11)       Addendum to Standard Industrial/Commercial Multi-Tenant Lease
                dated August 20, 2004 between Elite Machine Tool Company and
                SG&H Partners L.P.

10.13(11)       Share Exchange Agreement dated September 28, 2004 between
                Gateway International Holdings, Inc., All American CNC Sales,
                Inc. and the shareholders of All American CNC Sales, Inc.

10.14(11)       Employment Agreement dated September 28, 2004 between All
                American CNC Sales, Inc. and Tim Consalvi

10.15(11)       Share Exchange Agreement dated December 7, 2004 between Gateway
                International Holdings, Inc., Gledhill/Lyons, Inc. (doing business as Accurate Technologies) and the shareholders of Accurate Technologies.

10.16(11)       Employment Agreement dated December 7, 2004 between
                Gledhill/Lyons, Inc., d/b/a Accurate Technologies, Inc. and
                David Lyons.

10.17(11)       Employment Agreement dated December 7, 2004 between
                Gledhill/Lyons, Inc., d/b/a Accurate Technologies, Inc. and
                William Gledhill

10.18(11)       Share Exchange Agreement dated December 23, 2004 between Gateway
                International Holdings, Inc., ESK, Inc., and the shareholders of
                ESK, Inc.

10.19(11)       Share Exchange Agreement effective January 31, 2005 between
                Gateway International Holdings, Inc., Spacecraft Machine
                Products, Inc., Lloyd R. Leavitt, III and the Leavitt Family
                Trust

10.20(11)       Secured Promissory Note effective January 31, 2005 issued by
                Gateway International Holdings, Inc. to the Leavitt Family Trust

10.21(11)       Employment Agreement effective January 31, 2005 between
                Spacecraft Machine Products, Inc. and Lloyd R. Leavitt

10.22(11)       Stock Pledge Agreement effective January 31, 2005 between
                Gateway International Holdings, Inc. and Lloyd R. Leavitt

10.23(11)       Share Exchange Agreement dated March 31, 2005 between Gateway
                International Holdings, Inc., Nu-Tech Industrial Sales, Inc. and the shareholders of Nu-Tech Industrial Sales, Inc.

10.24(11)       Promissory Note dated October 1, 2002 issued by Gateway
                International Holdings, Inc. to Elite Machine Tool Company, Inc.

10.25(11)       Promissory Note dated September 5, 2002 issued by Financial
                Federal Credit, Inc. to Larry A. Consalvi, d/b/a/ Elite Machine
                Tool Company, Inc. and E.M. Tool Company, Inc.

14.1(11)        Code of Ethics for Gateway International Holdings, Inc.

16.1(3)         Letter of Albright, Persing & Associates, Ltd. dated January 9,
                2001.

16.2(5)         Letter of David E. Coffey, CPA, dated February 3, 2001.

16.3(11)        Letter of Squar Milner Reehl and Williamson, LLP dated June 14,
                2005.

31.1* Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1(7) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2(9) Unaudited Pro Forma Combined Balance Sheet for Gateway as of September 30, 2002.

99.3(9) Financial Statements for Nelson Engineering, Inc. as of September 30, 2002.

99.4(9)         Financial Statements for Bechler Cams, Inc. as of September 30,
                2002.

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

      (11) Filed on June 16, 2005 as an exhibit to Gateway's annual report on Form 10-KSB for the fiscal years ended September 30, 2003 and September 30, 2004 and incorporated herein by reference.

Financial Statements
--------------------

                                                                         Page

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

GATEWAY INTERNATIONAL HOLDINGS, INC.

By:    /s/
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Date:  June 21, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Director
     Date:  June 21, 2005

By:    /s/
     -----------------------------------
    Jitu Banker
    Chief Financial Officer and Secretary
    Date:  June 21, 2005

By:    /s/
     -----------------------------------
     Lloyd R. Leavitt, III
     Chief Operating Officer and Director
     Date:  June 21, 2005

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

/s/ KABANI & COMPANY, INC.
Huntington Beach, California

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
