Form 10KSB/A
period 2004-09-30
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2005-06-29
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-KSB/A-2

                                Amendment No. 2

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A-2 or any amendment to this Form 10-KSB/A-2. |_|

State issuer's revenues for its most recent fiscal year ended September 30, 2003: $3,426,126 State issuer's revenues for its most recent fiscal year ended September 30, 2004: $7,204,116

Based on the closing sale price of $0.11 on September 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,035,188.

Based on the closing sale price of $0.63 on September 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,928,804.

As of May 31, 2005, there were 40,307,254 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE

Gateway International Holdings, Inc. ("us", "we", "our" or "Company") is filing this Form 10-KSB/A-2 to its Annual Report on Form 10-KSB for the fiscal years ended September 30, 2003 and 2004, as filed with the SEC on June 16, 2005 (the "Original Filing"). We amended the Original Filing on June 21, 2005 by filing a Form 10-KSB/A-1 to amend Item 7 of Part II of the Original Filing to include a signed copy of the "Report Of Independent Registered Public Accounting Firm" and the accompanying Financial Statements, as certified by our independent auditors, Kabani & Company, Inc.

This filing on Form 10KSB/A-2 amends the Original Filing, as amended on June 21, 2005, to (i) revise Item 8A ("Controls and Procedures") to comply with Item 308(c) of Regulation S-B promulgated under the Securities Act of 1933 (the "Act"); (ii) include proper signatures of our signing officers in accordance with the Securities Exchange Act of 1934 (the "Exchange Act"); (iii) to provide further certifications of our Chief Executive Officer and Chief Financial Officer, attached hereto as Exhibit 31.1 and 31.2, as set forth in Item 601(b)(31) of Regulation S-B; and (iv) to include the proper signatures on the Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The amendment of portions of any Item identified above does not imply that the entirety of such Item has changed since the Original Filing. For the convenience of the reader, this Form 10-KSB/A-2 sets forth the Original Filing in its entirety. However, this Form 10-KSB/A-2 only amends and restates the specific portions of the Original Filing identified above, and no other information in the Original Filing is amended hereby. Furthermore, except as set forth herein, none of the foregoing items, nor any other portion of the Original Filing, has been updated to reflect other events occurring after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Pursuant to the rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-KSB/A-2 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

The Original Filing, as amended on June 21, 2005 and as now amended herewith, was filed with the Securities and Exchange Commission to cover our reporting requirements under the Securities Exchange Act of 1934 (the "1934 Act") for our combined fiscal years ended September 30, 2003 and September 30, 2004, and each fiscal quarter ended within that period. We ceased filing our required reports under the 1934 Act following our fiscal quarter ended December 31, 2002 and on June 15, 2003, we were delisted from the OTC Electronic Bulletin Board to the Pink Sheets for failure to make those filings. The reason why we were unable to make the required filings was that we could not receive the financial information demanded from our then subsidiary, Bechler Cams, Inc., as a result of post-acquisition disputes which developed and culminated in litigation and the ultimate rescission of that transaction in conjunction with a mutual release and settlement of all claims. At the time, we were advised that due to our inability to receive such financial information, an audit of our company could not be completed, which was a pre-requisite to the filing of our annual reports and, hence, we felt we had no other choice but to cease our reporting status. Subsequent to the rescission of the acquisition of Bechler Cams, Inc., we have worked with our current auditors and legal counsel to file those documents with the SEC as are necessary to bring our company back into reporting compliance, including this comprehensive report on Form 10-KSB/A-2 covering the periods missed as described above. Further information pertaining to the acquisition of, disputes with, and rescission with, Bechler Cams, Inc. can be found in this report, and investors are encouraged to review such information carefully, especially the Risk Factor explaining certain risks which we face arising out of our failure to remain fully-reporting during the period described above.

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
                                 Form 10-KSB/A-2
          For the Years Ended September 30, 2003 and September 30, 2004

                                TABLE OF CONTENTS

PART I........................................................................4
   ITEM 1.  BUSINESS..........................................................5
   ITEM 2.  DESCRIPTION OF PROPERTY..........................................22
   ITEM 3. LEGAL PROCEEDINGS.................................................22
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............25
PART II......................................................................25
   ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
   ISSUER PURCHASES OF EQUITY SECURITIES ....................................25
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........28
   ITEM 7. FINANCIAL STATEMENTS..............................................41
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   FINANCIAL DISCLOSURE......................................................42
      ITEM 8A. CONTROLS AND PROCEDURES.......................................42
   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ........................43
   ITEM 10. EXECUTIVE COMPENSATION...........................................46
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...48
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................49
   ITEM 13. EXHIBITS.........................................................51
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................55

                                     PART I

                           FORWARD LOOKING STATEMENTS

This Form 10-KSB/A-2, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

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

RISK FACTORS

Our prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-KSB/A-2 also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results, and our actual results could differ materially from those projected in the forward-looking statements. Such differences may be the result of certain risks, including but not limited to those risk factors set forth below, other one-time events and other important factors previously disclosed or to be disclosed from time to time in our other filings with the Securities and Exchange Commission. The following risk factors should be considered carefully in evaluating the Company and its business because these risks currently have a significant impact or may have a significant impact in the future on our business, operating results and financial condition. Prospective investors should consider carefully the risk factors set out below.

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

ITEM 6.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following presentation of Management's Discussion and Analysis has been prepared by internal management and should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Annual Report on Form 10-KSB/A-2. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the "safe harbor" protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here. Factors that could cause differences include, among the other factors referenced elsewhere in this Report, those discussed under the heading "Risk Factors" earlier in this document.

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

Financial Condition and Results of Operations for the fiscal year ended September 30, 2003

The results of operations for the 2003 fiscal year include our accounts and the accounts of our wholly-owned subsidiaries, E.M. Tool Company, Inc. d.b.a. Elite Machine Tool Company and Eran Engineering, and do not include the accounts of our other wholly-owned subsidiaries. All significant inter-company accounts and transactions were eliminated in consolidation. For an understanding of the significant factors that influenced our performance during the past two fiscal years, the following discussion should be read in conjunction with our consolidated financial statements presented in this Form 10-KSB/A-2. Readers are also directed to the factors set forth in "Risk Factors - Risks Relating to Our Business" for a discussion of certain factors that may adversely affect our business, operations and financial condition.

The following table sets forth certain of our historical statement of operations data for the periods indicated, expressed in dollars and as a percentage of net sales, for our fiscal years ended September 30, 2003 and 2002, respectively.

--------------------------------------------------------------------------------
                                 September 30, 2003        September 30, 2002

Net Sales                       $ 3,426,126      100.0%  $ 2,197,692      100.0%
Cost of Sales                     2,484,565       72.5     2,005,620       91.3
                                -----------      -----                    -----

Gross Profits                       941,561       27.5       192,072        8.7
                                -----------      -----                    -----
Payroll and related                 311,711        9.1       369,530       16.8
Expenses
Selling, General and
Administrative Expenses             682,502       19.9       637,059       29.0
Operating Expenses                  994,213       29.0     1,006,589       45.8
                                -----------      -----                    -----

Income Loss from
Operations                          (52,652)      (1.5)     (814,517)     (37.1)
Interest Income                         264        0.0             0        0.0
Other                                  (228)      (0.0)     (141,376)      (6.4)
Provision for Income Taxes            1,600       (3.0)          800        0.0
                                -----------      -----                    -----

Net Loss                            (54,216)      (1.6)     (956,693)     (43.5)
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

The results of operations for the 2004 fiscal year include our accounts and the accounts of our wholly-owned subsidiaries, E.M. Tool Company, Inc. d.b.a. Elite Machine Tool Company and Eran Engineering, and do not include the accounts of our other subsequently-acquired, wholly-owned subsidiaries. All significant inter-company accounts and transactions were eliminated in consolidation. For an understanding of the significant factors that influenced our performance during the past two fiscal years, the following discussion should be read in conjunction with our consolidated financial statements presented in this Form 10-KSB/A-2. Readers are also directed to the factors set forth in "Risk Factors
- Risks Relating to Our Business" for a discussion of certain factors that may adversely affect our business, operations and financial condition.

The following table sets forth certain of our historical statement of operations data for the periods indicated, expressed in dollars and as a percentage of net sales, for our fiscal years ended September 30, 2004 and 2003, respectively.

--------------------------------------------------------------------------------
                                September 30, 2004          September 30, 2003

Net Sales                     $ 7,204,116     100.0%     $ 3,426,126      100.0%
Cost of Sales                   5,044,866      70.0        2,484,565       72.5
                              -----------     -----                       -----

Gross Profits                   2,159,250      30.0          941,561       27.5
                              -----------     -----                       -----
Payroll and related               706,531       9.8          311,711        9.1
Expenses
Selling, General and
Administrative Expenses         1,017,072      14.1          682,502       19.9
Operating Expenses              1,723,603      23.9          994,213       29.0
                              -----------     -----                       -----

Income Loss from
Operations                        435,647       6.1          (52,652)      (1.5)
Interest Income                         0       0.0              264        0.0
Other                                   0       0.0             (228)      (0.0)
Provision for Income Taxes          1,600       0.0            1,600       (3.0)
                              -----------     -----                       -----

Net Profit (Loss)                 434,047       6.0          (54,216)      (1.6)
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

Lawrence Consalvi and Jitu Banker, serving in their respective capacities as our Chief Executive Officer and Chief Financial Officer, carried out an evaluation,
(i) as of the end of the fiscal quarter ended September 30, 2004, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) and (ii), as of the end of the fiscal year ended September 30, 2004, of the effectiveness of our internal control over financial reporting pursuant to Exchange Act Rule 13a-15(c).

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

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

GATEWAY INTERNATIONAL HOLDINGS, INC.


By:    /s/ Lawrence A. Consalvi
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Date:  June 28, 2005


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ Lawrence A. Consalvi
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Director
     Date:  June 28, 2005


By:    /s/ Jitu Banker
     -----------------------------------
     Jitu Banker
     Chief Financial Officer and Secretary
     Date:  June 28, 2005


By:    /s/ Lloyd R. Leavitt, III
     -----------------------------------
     Lloyd R. Leavitt, III
     Chief Operating Officer and Director
     Date:  June 28, 2005

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
