Form 10QSB
period 2004-12-31
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2005-07-28
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended : December 31, 2004

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period __________to_________

                        Commission File Number: 000-26017

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
        (Exact name of small Business Issuer as specified in its charter)



            Nevada                                          95-3819300
----------------------------------            ---------------------------------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


      3840 East Eagle Drive
       Anaheim, California                                    92807
---------------------------------------       ----------------------------------
(Address of principal executive offices)                   (Zip Code)


          Issuer's telephone number, including area code: 714-630-6253 Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

 As of July 27, 2005, there were 40,307,254 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
                                   Form 10-QSB
               For the Fiscal Three months ended December 31, 2004

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.............................................................3

   ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)......................................3

   ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............19

   ITEM 3.        CONTROLS AND PROCEDURES.................................................41

PART II - OTHER INFORMATION...............................................................42

   ITEM 1.        LEGAL PROCEEDINGS.......................................................42

   ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.............42

   ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.........................................43

   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................43

   ITEM 5.        OTHER INFORMATION.......................................................43

   ITEM 6.        OTHER EXHIBITS..........................................................47

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

                 GATEWAY INTERNATIONAL HOLDINGS AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)
                                                                 December 31,
                                                                    2004
                                                                 ------------
Assets

Current Assets:
Cash and cash equivalents                                        $    521,505
Accounts receivable, net                                              628,427
Inventories                                                         1,158,160
                                                                 ------------
Total current assets                                                2,308,092

Property and equipment,  net                                        2,671,211

Other Assets:
Deposits                                                               82,176
Goodwill                                                           10,375,166
                                                                 ------------
Total Assets                                                     $ 15,436,645
                                                                 ============

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities                         $  1,403,510
Current Portion of notes payable                                    1,247,304
Current portion of notes payable to related parties                   202,677
                                                                 ------------
Total Current Liabilities                                           2,853,501

Notes Payable, less current portion                                 2,320,525
Notes Payable to related parties, less current portion                706,200
                                                                 ------------
Total Liabilities                                                   5,880,226
                                                                 ------------

Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding                               --
Common stock, $0.001 par value; 100,000,000 shares
authorized; 35,976,778 shares issued and outstanding                   35,977
Additional paid in capital                                         10,980,544
Treasury Stock                                                             --
Stockholder note receivable                                           (75,391)
Accumulated deficit                                                (1,384,711)
                                                                 ------------
Total Stockholders' Equity                                          9,556,419
                                                                 ------------
Total Liabilities and Stockholders' Equity                       $ 15,436,645
                                                                 ============

    The accompanying notes are an integral part of these unaudited financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Month Period Ended December 31, 2004 and 2003
                                   (Unaudited)



                                                     December 31,   December 31,
                                                         2004           2003
                                                      -----------    -----------

Net sales                                             $ 2,129,371    $ 1,601,341
Cost of sales                                           1,362,161      1,121,205
                                                      -----------    -----------
        Gross Profit                                      767,210        480,136
Operating expenses:
Selling, general and administrative expenses              513,778        454,127
                                                      -----------    -----------
        Operating (loss) income                           253,432         26,009
Other income (expense):
        Interest Income                                        54             --
Net income before income taxes                            253,486         26,009

Provision for income taxes                                101,394             --
                                                      -----------    -----------
Net income                                            $   152,092    $    26,009
                                                      ===========    ===========


NET INCOME PER SHARE:
Basic and diluted:
Net income per share
                                                      $      0.01    $        --
                                                      ===========    ===========

Weighted average
number of common shares outstanding                    34,451,937     33,242,000
                                                      ===========    ===========

    The accompanying notes are an integral part of these unaudited financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three Month Period Ended December 31, 2004 and 2003
                                   (Unaudited)

                                                                   2004           2003
                                                              -----------    -----------
Cash Flows From Operating Activities:
   Net Income                                                 $   152,092    $    26,009
   Adjustments To Reconcile Net Income To Net Cash
   Provided By (Used In) Operating Activities:
      Depreciation and Amortization                                84,720         78,517
      (Increase) Decrease In Current Assets:
         Accounts Receivable                                      (99,443)       344,081
         Inventories                                             (876,733)       942,223
         Other Assets                                             (50,768)       139,537
      Increase (Decrease) In Current Liabilities:
                                                              -----------    -----------
         Accounts Payable and Accrued Liabilities                 289,056       (250,326)
                                                              -----------    -----------
Net Cash (Used In) Provided By Operating Activities              (501,076)     1,280,041
                                                              -----------    -----------

Cash Flows From Investing Activities:
   Purchases of Property and Equipment                           (167,931)    (1,584,123)
                                                              -----------    -----------

Cash Flows From Financing Activities:
   Issuance of Common Stock                                       908,728             --
   Principal Borrowings on Notes Payable                         (159,469)       317,392
   Principal Borrowings on Notes Payable to Related Parties       345,010        (35,833)
                                                              -----------    -----------
      Net Cash Provided By Financing Activities                 1,094,269        281,559
                                                              -----------    -----------

      Net Increase (Decrease) In Cash & Cash                      425,262        (22,523)
Equivalents
Cash & Cash Equivalents At Beginning Of Year                        96243        118,766
Cash & Cash Equivalents At End Of Year                        $   521,505         96,243

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year For:
      Interest                                                $    29,090          46998
      Income Taxes                                            $       800             --

    The accompanying notes are an integral part of these unaudited financial statement

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gateway International Holdings, Inc. (the "Company") was originally incorporated on September 24, 1997 under the laws of the State of Nevada. The Company and its subsidiaries are engaged in acquiring, refurbishing and selling pre-owned and new Computer Numerically Controlled machine tools, and manufacturing of precision component parts in the fields of defense, aerospace, automotive and medical tools. The Company trades on the Pink Sheet Bulletin Board under the symbol "GWYI.PK".

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. However certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included and the accompanying financial statements present fairly the financial position as of December 31, 2004, and the results of operations for the three months ended December 31, 2004 and 2003 and cash flows for the three months ended December 31, 2004 and 2003. These financial statements should be read in conjunction with the Company's September 30th, 2004 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 16, 2005. The interim results are not necessarily indicative of the results of operations for a full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Gateway International Holdings, Inc., and its wholly-owned subsidiaries, E.M. Tool Company, Inc. (doing business as Elite Machine Tool Company, Inc.), Eran Engineering, Inc., as well as its recently acquired wholly-owned subsidiaries, All American CNC Sales, Inc., acquired on October 1, 2004, Gledhill/Lyons Inc. (doing business as Accurate Technologies, Inc.), acquired on December 7, 2004, ESK, Inc., acquired on December 23, 2004, and A Line Capital Corporation, incorporated in October 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.

Risks and Uncertainties

The Company operates in a highly competitive industry subject to intense competition. There are significant risks and uncertainties associated with Company's financial, operational and technological environment and that includes the potential risk of business failure.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, valuation allowance on deferred tax assets, realization of inventories and collectibility of accounts receivable. Actual results could differ materially from those estimates.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

Intangible Assets

      The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 "goodwill and other intangible assets" and SFAS 144 "accounting for the impairment or disposal of long lived assets". Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates whether the assets are impaired annually or on an interim basis or if an event occurs or circumstances change to suggest that an asset's value has diminished. Under SFAS 144, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under SFAS 142, intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its review, the Company has written off $0 as impairment of its long-lived assets as of December 31, 2004.

Revenue Recognition

The Company records sales when goods are shipped to the customer. Revenue is recognized when all of the following criteria have been met:

      o     persuasive evidence for an arrangement exists:
      o     delivery has occurred:
      o     the fee is fixed or determinable; and
      o     collectibility is reasonably assured.

The Company's revenue recognition policy complies with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). The Company assesses collectibility based on the credit worthiness of the customer and past transaction history. The Company performs initial credit evaluations of its customers and does not require collateral from its customers.

Basic and Diluted Earnings Per Common Share

Under SFAS 128, "Earnings Per Share", basic earnings per common share is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no additional potential common shares to be issued as of December 31, 2004 and 2003, respectively). ` Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts receivables, trade payables, accrued liabilities, obligations under capital leases, and notes payable approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of stockholder notes receivable and notes payable to related parties are not determinable as these transactions are with related parties.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

Segments of Business

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their reports issued to stockholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers. Reportable business segments for the three month period ended December 31, 2004 are from the date of the acquisition of the various subsidiaries.

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

Significant Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first fiscal quarter after the Company's fiscal year ending 2006. The Company is in the process of evaluating the impact of these pronouncements on its consolidated financial position, results of operations and cash flows.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "Accounting In Certain Investments In Debt and Equity Securities." EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has a note payable with a former related party, Nelson Engineering, Inc., that requires monthly payments including interest. The balance of the note is $64,445 at December 31, 2004 and $64,445 at December 31, 2003. The Company has a short-term note from Joseph Gledhill, a stockholder and the Vice President of Gateway International Holdings, Inc. The balance of the note is $80,774 at December 31, 2004 and $100,000 at December 31, 2003. The Company paid $1,211 in interest in connection with these notes payable during the first quarter of fiscal 2005, and $1,468 during the quarter ended December 31, 2003, which the Company has recorded in the accompanying statements of operations.

From time to time, the Company borrows funds from Joseph Gledhill, a stockholder and the Vice President of Gateway International Holdings, Inc. for working capital purposes, which is non-interest bearing. During fiscal 2003, the Company borrowed $100,000 from him for working capital requirements, none of which has been repaid. Also, Joseph Gledhill loaned the Company $160,000 to pay certain prior Gourmet stockholders in connection with the reverse merger. At December 31, 2004, outstanding borrowings on these notes totaled $706,200 and at December 31, 2003, the outstanding borrowings totaled $ 459,000.

At the time of the reverse merger of the Company into Elite Machine in December 2001, the balance owed by Larry Consalvi, CEO of the Company, to Elite Machine on advances made by Elite Machine to Mr. Consalvi was $76,461 . At the time these advances were made and prior to the reverse merger, Mr. Consalvi was a director and shareholder of Elite Machine. Subsequent to the reverse takeover of Elite Machine, the balance owed by Mr. Consalvi to Elite Machine in connection with these advances as of December 31, 2004 and December 31, 2003 is $75,391.

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company's articles of incorporation authorize up to 100,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of December 31, 2004 and 2003, the Company had no shares of preferred stock issued and outstanding.

Common Stock

In August 2004, the Company declared a forward stock split and issued 2 shares of common stock for 1 outstanding share of common stock. All shares and per share data have been retroactively restated to reflect these stock splits.

In October 2004, the Company issued 1,000,000 restricted common stock shares to the shareholders of All American CNC Sales, Inc. ("All American") for the purchase of all of its common stock, pursuant to which All American became a wholly-owned subsidiary of Gateway International Holdings, Inc.

In December 2004, the Company issued 12,000,000 restricted common stock shares to the shareholders of Accurate Technologies, Inc. ("Accurate") for the purchase of all of its common stock, pursuant to which Accurate became a wholly-owned subsidiary of Gateway International Holdings, Inc. Two officers of the Company, Lawrence Consalvi and Joseph Gledhill, surrendered 12,000,000 of their shares to the Company so that the acquisition of this company would not result in any overall dilution to the holdings of the Company's existing shareholders.

In December 2004, the Company issued 200,000 restricted common stock shares to the shareholders of ESK, Inc. (ESK"), together with a cash payment of $50,000 for the purchase of all of the common stock of ESK, pursuant to which ESK became a wholly-owned subsidiary of Gateway International Holdings, Inc.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 4 - BUSINESS SEGMENTS

Reportable business segments for the three month period ended December 31, 2004, are as follows:


                                                                   Quarter ended
                                                                      31-Dec-04
                                                                      ----------

Net sales from continuing operations
  Elite Machine Tool Company, Inc.                                    $  445,100
  Eran Engineering, Inc.                                               1,061,033
  CNC All American Sales, Inc.                                           365,226
  Gledhill/Lyons, Inc. dba Accurate Technology                           258,012
                                                                      ----------
                                                                       2,129,371
                                                                      ==========

Operating Profit from continuing operations:
  Elite Machine Tool Company, Inc.                                           466
  Eran Engineering, Inc.                                                 132,425
  CNC All American Sales, Inc.                                            70,931
  Gledhill/Lyons, Inc. dba Accurate Technology                            49,610
                                                                      ----------
                                                                         253,432
                                                                      ==========

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004



  Depreciation and Amortization - continuing operations
  Elite Machine Tool Company, Inc.                                   $       696
  Eran Engineering, Inc.                                                  76,517
  CNC All American Sales, Inc.                                             1,470
  Gledhill/Lyons, Inc. dba Accurate Technology, Inc.                       6,037
                                                                     -----------
                                                                          84,720
                                                                     ===========

Identifiable assets - continuing operations:
  Elite Machine Tool Company, Inc.                                       607,776
  Eran Engineering, Inc.                                               3,251,670
  CNC All American Sales, Inc.                                           156,978
  Gledhill/Lyons, Inc. dba Accurate Technology, Inc.                     997,931
  Unallocated Assets                                                  10,422,290
                                                                     -----------
                                                                      15,436,645
                                                                     ===========

Capital expenditures/obligations under capital leases:
  Elite Machine Tool Company, Inc.                                            --
  Eran Engineering, Inc.                                                      --
  CNC All American Sales, Inc.                                                --
  Gledhill/Lyons, Inc. dba Accurate Technology                                --
                                                                     ===========

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


Note 5 - ACQUISITIONS COMPLETED IN 2004:

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

The purchase price of $2,500,000 was financed partly through a bank loan of $1.3 million, and partly through a note to the sellers, Alice Thallmayer and Hans Thallmayer of $1.2 million.

The allocation of the purchase price to the assets and liabilities assumed based on their fair values was as follows:


Cash and Cash Equivalents                                           $    55,845
Accounts Receivable                                                     281,717
Fixed Assets                                                          2,162,438
                                                                    -----------
Total Assets Acquired                                                 2,500,000

Note Payable - Bank                                                  (1,300,000)
Note Payable - Seller                                                (1,200,000)
                                                                    -----------
                                                                    $         --
                                                                    ===========

All American CNC Sales, Inc.:

In October 2004, the Company completed the acquisition of All American CNC Sales, Inc., a company engaged in the sale of new equipment through the various distributor relationships held by it.

The shareholders of All American CNC Sales, Inc. received 1,000,000 restricted common stock shares of Gateway International Holdings, Inc. in exchange for all of the outstanding common stock shares of All American Sales, Inc. The purchase price, based on the average share price during the period, was $610,000.00.

The allocation of the purchase price to the assets and liabilities assumed based on their fair values was as follows:

Current Assets                                                     $     65,233
Fixed Assets                                                             58,885
Current Liabilities                                                    (166,067)
Goodwill                                                                651,949
                                                                   ------------
                                                                        610,000
Common Stock Issued                                                    (610,000)
                                                                   $         --
                                                                   ============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


Gledhill/Lyons, Inc., dba Accurate Technology:

In December 2004, the Company completed the acquisition of Gledhill/Lyons, Inc., doing business as Accurate Technology, Inc., a company engaged in the manufacture of precision parts for the automotive, defense and aerospace industries.

The shareholders of Gledhill/Lyons, Inc., doing business as Accurate Technology, Inc., received 12,000,000 restricted common stock shares of Gateway International Holdings, Inc., valued at $9,720,000, in exchange for all of the outstanding common stock shares of Gledhill/Lyons, Inc., doing business as Accurate Technology, Inc. Two of the officers of the Company, Larry Consalvi and Joseph Gledhill, surrendered 12,000,000 of their shares to the Company so the acquisition of this company would result in no overall dilution to the existing shareholders of the Company.

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

Current Assets                                                      $   526,731
Fixed Assets                                                            551,036
Current Liabilities                                                    (871,655)

Goodwill                                                              9,513,888
                                                                    -----------
                                                                    -----------

                                                                      9,720,000
Common Stock issued                                                  (9,720,000)
                                                                    -----------
                                                                    $        --
                                                                    ===========


ESK, Inc.:

In December 2004, the Company completed the acquisition of ESK, Inc., a company engaged in assembly work for Eran Engineering, Inc. This company was the sole source of assembly work for Eran Engineering, Inc., and was acquired so that Eran could control and manage its own parts assembly needs.

The shareholders of ESK, Inc. received 200,000 restricted common stock shares of Gateway International Holdings, Inc., and a sum of $50,000.00 in exchange for all of the common shares of ESK, Inc. The purchase price, based on the average share price during the period and the cash payment was $212,000.00

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

Current Assets                                                        $      --
Fixed Assets                                                                 --
Current Liabilities                                                          --
 Goodwill                                                               212,000
                                                                      ---------
                                                                        212,000
Cash                                                                    (50,000)
Common Stock issued                                                    (162,000)
                                                                      ---------
                                                                      $       --
                                                                      =========

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

A Line Capital Corporation.:

In December 2004, the Company formed A Line Capital Corporation, a company that will be engaged in providing financial services for the Company including the leasing of machinery and equipment.

This company had no assets and liabilities and no revenues or income or losses for any period prior to December 2004.

Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the period reported, on pro-forma financial results would be as follows:

                                               For the three month periods ended
                                               December 31,        December 31,
                                                   2004             2003
                                               ------------      ---------------
Revenue                                        $ 2,822,998.      $     2,727,786

Net Income (loss) for the period               $   204,612.      $        51,838

Earnings per share                             $         --      $            --


NOTE 5 - SUBSEQUENT EVENTS

Acquisitions

Spacecraft Machine Products, Inc.

In January 2005, the Company entered into a definitive Agreement (the "Agreement") with Spacecraft Machine Products, Inc. ("Spacecraft") pursuant to which Spacecraft became a wholly-owned subsidiary of Gateway International Holdings, Inc. ("Gateway"). According to the Agreement, the shareholders of Spacecraft received 600,000 restricted common stock shares of Gateway in exchange for all of the outstanding common stock shares of Spacecraft, plus the right to receive an additional 150,000 restricted common stock shares of Gateway per year for three years if Spacecraft meets certain net income targets before income taxes in exchange for all of the common shares of Spacecraft.

Spacecraft  Machine  Products  specializes in the  manufacturing  of tooling and
prototypes,   an  area  that  will  be  beneficial  to  all  the   manufacturing
subsidiaries of Gateway.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


Nu-Tech Industrial Sales, Inc.

In March 2005, the Company entered into a definitive Agreement (the "Agreement") with Nu-Tech Industrial Sales, Inc. ("Nu-Tech") pursuant to which Nu-Tech became a wholly-owned subsidiary of Gateway International Holdings, Inc. ("Gateway"). Pursuant to the Agreement, the acquisition of Nu-Tech became effective April 1, 2005. According to the Agreement, the shareholders of Nu-Tech received 2,500,000 restricted common stock shares of Gateway in exchange for all of the outstanding common stock shares of Nu-Tech.

Nu-Tech was acquired to add small tool sales and support to the equipment division. The synergy between Nu-Tech, All American and Elite has already added new revenues to all three companies.

Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the period reported, on pro-forma financial results would be as follows:

                                         For  the  three  month  periods ended
                                                     (Unaudited)
                                          31-Dec-04          31-Dec-03
Revenue                                    4,517,738         4,108,981
Net Income (loss) for the period             172,223           105,721
Earnings per
share                                             --                --


NOTE 6 - GOING CONCERN

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2004 the Company had an accumulated deficit of $ 1,384,711 and a working capital deficit of $ 946,210. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company has taken certain restructuring steps to provide the necessary capital to continue its operations, such as the raising of approximately $735,000 through a sale of new restricted shares of its common stock. Further, the Company's management believes that the addition of five new profitable subsidiaries has brought further strength to the Company's financial position.

In April 2005, the SEC instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against the Company's President, Chief Executive Officer and Director, Lawrence
A. Consalvi. The SEC seeks to suspend the registration of the Company's securities for a period not exceeding 12 months or revoke the registration of its securities pursuant to Section 12 of the 1934 Act, and to cause the Company and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. The proceedings arose from the Company's failure to comply with its reporting obligations while its securities were registered with the SEC in that the Company failed to file its annual report on Form 10-K for the fiscal three months ended December 31, 2004, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr.
Consalvi, during his tenure as the Company's President, caused the Company to violate these reporting requirements. The Company's intends to vigorously defend against this action, as more fully described in Note 7.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company leases certain property under operating lease agreements. The lease expires on September 30, 2006, and provides for monthly payments in the amount of $8,233. The Company intends to continue leasing the property subsequent to September 30, 2006, on a month to month basis.

Future minimum rental commitments as of December 31, 2004, are as follows:

                                              Operating Leases
                                         ---------------------

                                2005                  $ 98,796

                                2006                    74,097

                                                      --------
                  Total minimum lease payments        $172,893
                                                      ========

Rent

Rent expense under operating leases for the period ended December 31, 2004, was $19,266 and $23,724 for the period ended December 31, 2003.

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

The Company is currently involved in the following lawsuits:

On October 20, 2004 the Company received correspondence from the Law Office of Joseph R. Campoli, Jr., attorney for James Betor, Raymond Omerza, Phillip Dubsky and Charles Harper, alleging violations of the Telephone Consumer Protection Act, Title 47, United States Code, Section 227 for transmitting the Company's unsolicited facsimile advertisements to certain individuals and seeking $6,800 in settlement of these claims. Subsequently, the Company's attorney contacted Mr. Campoli and advised him that the Company neither paid for nor authorized the sending of the unsolicited facsimiles, and had no knowledge that any third-party was sending unsolicited facsimiles purportedly on the Company's behalf. The plaintiffs have not pursued any further action against the Company with respect to these unsolicited facsimiles.

The Duffy law Firm V Gateway International Holdings, Inc et. al.

On December 8, 2004, a complaint was filed against the Company and some of its principles by the Duffy Law Firm in the matter entitled "The Duffy Law Firm vs. Gledhill, et al." The complaint was filed in Case No. 04CC11981 in the Superior Court of California, County of Orange, and alleges causes of action for breach of contract, open book account, quantum meruit, and declaratory relief related to the plaintiff's claim for unpaid legal services, approximating $100,450, in connection with the plaintiff's representation of the Company in a lawsuit filed by Bechler Cams, Inc. and its principals in 2003, which was eventually settled out of court pursuant to an agreement which rescinded the Company's acquisition of Bechler Cams, Inc. The Company's management has denied that the plaintiffs are owed the amounts sought and intends to vigorously defend this action on the basis brought by the plaintiffs. The potential liability of this suit has been accrued for in the financial statements of the Company in the sum of approximately $100,450 as per paragraph above.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004


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

The Securities and Exchange Commission V. Gateway International Holdings, Inc. and Lawrence A. Consalvi.

In April 2005, the SEC instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against the Company's President, Chief Executive Officer and Director, Lawrence
A. Consalvi. The SEC seeks to suspend the registration of the Company's securities for a period not exceeding 12 months or revoke the registration of its securities pursuant to Section 12 of the 1934 Act, and to cause the Company and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. The proceedings arose from the Company's failure to comply with its reporting obligations while its securities were registered with the SEC in that the Company failed to file its annual report on Form 10-K for the fiscal three months ended December 31, 2004, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr.
Consalvi, during his tenure as the Company's President, caused the Company to violate these reporting requirements. On May 9, 2005, the Company submitted its answer to the Order alleging that its failure to meet its reporting obligations was not intentional but the result its inability to obtain financial information necessary to complete the periodic reports from Bechler Cams, Inc., who had refused to comply with the Company's reasonable requests for such financial information. On July 20, 2005, trial was held on the Order Instituting Proceedings. It is expected that the administrative law judge will issue her initial decision no later than August 18, 2005.


BTL Machine V. Elite Machine Tool Company, Inc

On January 4, 2005, a complaint was filed against the Company's wholly-owned subsidiary, Elite Machine Tool Company, Inc., in the matter entitled "BTL Machine v. Elite Machine Tool Company, Inc." The complaint was filed in Case No. 05CC01842 in the Superior Court of California, County of Orange, and alleges causes of action for breach of contract and implied warranty related to BTL Machine's claim that it received defective products from Elite Machine. BTL Machine seeks to recover approximately $64,000 in damages. The management of Elite Machine has denied any such liability for defective products and intends to vigorously defend the action. Elite Machine has filed a cross-compliant against BTL Machine seeking to recover approximately $5,000 in past due accounts receivable. This matter is currently in the discovery phase and, as such, Elite Machine's counsel has advised it that it is premature to attempt to estimate any potential outcome or loss at this time. Accordingly, no provision has been made in the financial statements of the Company.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $800.00 and provided for $ 101,134 for income tax and paid $29,090 for interest during the three month period ended December 31, 2004.

The Company paid $0 for income tax and $46,998 for interest during the three month period ended December 31, 2003.

The cash flow statements do not include the following non-cash investing and financing activities:

      The Company issued 1,000,000 shares of its common stock for the purchase of CNC All American Sales, Inc., amounting to $610,000, 12,000,000 shares of its common stock for the purchase of Gledhill/Lyons, Inc. dba Accurate Technology, Inc., amounting to $9,720,000, 219,780 shares of its common stock for the purchase of ESK, Inc., amounting to 162,000 and 512,820 shares of its common stock in the reduction of a Note payable to Alice and Hans Thallmayer, which was incurred in connection with the acquisition of Eran Engineering, Inc., amounting to $ 400,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following presentation of Management's Discussion and Analysis should be read in conjunction with the financial statements and notes thereto included in
Item 1 of this Quarterly Report on Form 10-QSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. This cautionary statement about reliance on forward-looking statements should be taken into serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the "safe harbor" protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this Report as well as in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of any future activities will not differ materially from our assumptions.

General Overview

We are a public company whose common stock is quoted on the Pink Sheets under the symbol "GWYI". Prior to December 11, 2001, we were engaged in the business of catalogue retail gifts under the corporate name "Gourmet Gifts." Our principal product then entailed the packaging, sale and delivery of seasonal gourmet food and beverage items. However, due to difficulty in raising additional working capital to execute the business plan, we ceased operations. On December 11, 2001 we entered into a Plan of Reorganization and Merger (the "Plan" or "Merger") with E.M. Tool Company, Inc., a California corporation doing business as Elite Machine Tool Company ("Elite Machine") and principally engaged in the acquisition, refurbishment, distribution and sales of pre-owned Computer Numerically Controlled ("CNC") machine tools to manufacturing customers. Immediately prior to the merger, we had 100,000,000 shares authorized and 3,384,000 shares issued and outstanding. Pursuant to the merger, all of the 21,262 outstanding shares of Elite Machine were exchanged for shares of our common stock on a 1 to 637 basis or into 13,236,000 (net of 300,000 shares subsequently cancelled thereafter) shares of our common stock for a total of 16,620,000 shares of common stock issued and outstanding. Immediately after the merger, all then existing officers and directors of our Company resigned and the management of Elite Machine were elected and appointed to such positions; thereby effecting a change of control. Although Elite Machine became our wholly-owned subsidiary following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a "reverse merger" whereby Elite Machine was considered to be our accounting acquirer. We simultaneously changed our name to Gateway International Holdings, Inc. Thereafter, we began engaging in the acquisition, refurbishment, distribution and sales of pre-owned CNC machine tools to manufacturing customers across the United States of America.

As of July 27, 2005, we are a diversified holding company that operates through our wholly-owned subsidiaries principally in the aerospace and defense markets. We currently have 8 subsidiaries in operation including: Eran Engineering, Inc., Elite Machine Tool Company, Inc., All American CNC Sales, Inc., A-Line Capital Corporation, Accurate Technology, ESK, Inc., Spacecraft Machines, Inc., and Nu-Tech Industrial Sales, Inc. Our strategy has been to seek and acquire profitable, cash flow positive companies that will compliment and diversify our existing portfolio of companies with a focus on potential acquisitions in the aerospace and defense markets.

Recent Acquisitions

Eran Engineering, Inc.

On October 1, 2003 we closed the acquisition of Eran Engineering, Inc. ("Eran Engineering") from its two shareholders, Hans B. Thallmayer and Alice Thallmayer, pursuant to a Stock Purchase Agreement, dated as of June 17, 2003, whereby we purchased all of the issued and outstanding capital stock of Eran Engineering for an aggregate purchase price of $1,250,000. In addition to a cash payment in the amount of $650,000 which was credited to the purchase price, we executed a promissory note in favor of the sellers in the principal amount of $600,000, payable in three equal annual installments of $200,000 and accruing simple interest at the rate of six percent (6%) per annum. Our obligation under the promissory note was secured by the pledge of Lawrence A. Consalvi, our Director, President and Chief Executive Officer and Joseph T.W. Gledhill, our Vice President and Director, of a security interest in certain shares of our common stock worth $4,285,716 as of the date of the pledge. Concurrently with the closing of the acquisition, Eran Engineering purchased from R & H
Investments, a partnership owned by the two selling shareholders of Eran Engineering, the building in which Eran Engineering operates its business. The purchase price for the building was $1,250,000, and was paid as follows:
$650,000 in cash and a promissory note in the principal amount of $600,000, bearing simple interest at the rate of 6% per annum. The cash portion of the purchase price paid by us for Eran Engineering and the building was financed pursuant to a term loan from Financial Federal Credit ("FFC"), in the principal amount of $1,300,000. The loan from FFC is primarily secured by a deed of trust on the building acquired by Eran Engineering and a secured interest in all the equipment owned by Eran Engineering.

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

All American CNC Sales, Inc.

In October 2004, we acquired All American CNC Sales, Inc. ("All American") from its two shareholders, Tim Consalvi and Kathy Consalvi, pursuant to a Share Exchange Agreement whereby we acquired all the outstanding capital stock of All American, aggregating 9,000 shares, for 1,000,000 restricted shares of our common stock. Further and as contingent consideration for the acquisition of All American's capital stock, we agreed to issue an additional 250,000 shares of our common stock to Tim Consalvi and Kathy Consalvi if All American's gross profit equals or exceeds $300,000 in our fiscal year 2005, and another 250,000 shares of our common stock if All American's gross profit equals or exceeds $300,000 in our fiscal year 2006. In connection with the acquisition, All American entered into an employment agreement with Tim Consalvi to serve as an executive officer of All American for a period of one year at an annual base salary of $168,000 plus reimbursement of reasonable expenses. All American currently operates as our wholly-owned subsidiary. Tim Consalvi is the brother of Larry Consalvi, our Director and President and Kathy Consalvi is his wife (See: Related Party Transactions).

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

A-Line Capital Corporation

We established A-Line Capital Corporation ("A-Line") in the 1st quarter of fiscal year ending September 30, 2005 to provide financial services to consumers who seek financing for the purchase and/or lease of machine tools and equipment. Our subsidiaries, particularly Elite Machine and All American, currently arrange for approximately $5,000,000 of equipment lease financing annually for their customers. A-Line was established to capture much of the potential income stream that was lost to equipment lease brokers in prior years and to provide equipment lease financing for transactions for our other subsidiaries. Our management anticipates that initial cash flow at A-Line will likely come from clients of our subsidiary sales organizations, particularly Elite Machine and All American, although A-line may provide equipment leasing services in connection with third-party sales that are wholly unrelated to our business.

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

Rescinded Acquisitions

Nelson Engineering, Inc.

On October 4, 2002, we entered into an Agreement of Merger with Nelson Engineering, Inc. ("NEI"), a first-tier manufacturer of precision machine parts in the electronics, medical and automotive industry sectors, and GWIH Acquisition Corp. II, our wholly-owned subsidiary formed solely for the purpose of effecting the merger with NEI. Pursuant to the Agreement of Merger, we issued 6,175,300 restricted shares of our common stock in exchange for all of the 1,935 common shares of NEI issued and outstanding as of the date of the acquisition. Subsequent to the merger, we filed a Current Report on Form 8-K regarding the merger of NEI with and into our wholly-owned subsidiary, and following the effective date of the merger, NEI continued as our wholly-owned subsidiary. In the months following the merger, disputes arose between the President and former controlling shareholder of NEI, and our management over significant apparent differences in our respective business objectives and policies, such that the parties each determined that they could not work together and that the merger of NEI should be rescinded. Accordingly, the parties amicably negotiated a Mutual Rescission of Contracts and Release of Claims, effective January 1, 2003, pursuant to which the merger transaction was rescinded. In connection with the rescission, we returned to the former shareholders of NEI their shares of NEI acquired in the merger, in exchange for their return of the shares of our stock they received in the merger, and the immediate resignation of Don Nelson from our Board of Directors. The agreement also contained mutual releases of claims. Accordingly, NEI no longer operates as our subsidiary or affiliate.

Bechler Cams, Inc.

On November 15, 2002, we closed the acquisition of 100% of the outstanding capital stock of Bechler Cams, Inc., a California corporation ("BCI"), pursuant to an Agreement and Plan of Reorganization dated as of March 31, 2002, as amended on October 4, 2002, among us, BCI, and GWIH Acquisition Corp., our wholly-owned subsidiary formed solely for the purpose of effecting the merger with BCI (the "Bechler Agreement"). BCI is a machine shop specializing in the manufacturing of precision component parts for customers in the aerospace and defense sectors and surgical instruments and components in the medical sector. Pursuant to the Bechler Agreement, we issued 11,837,500 shares of our common stock in exchange for all of the capital stock of BCI issued and outstanding capital as of the date of the merger. The merger became effective on November
15, 2002 upon the filing of the Articles of Merger with the Nevada and California Secretaries of State. Subsequent to the merger, we filed a Current Report on Form 8-K regarding the merger of BCI with and into our wholly-owned subsidiary, and following the effective date of the merger, BCI continued as our wholly-owned subsidiary.

Subsequent to the merger, Daniel Lennert and Laura Stearman, the former owners and executive officers of BCI (the "BCI parties") commenced litigation against us, our executives, the executive officers of E.M. Tool Company, Inc. (our wholly-owned subsidiary), and the Securities and Exchange Commission ("SEC") alleging that the agreement of the BCI parties to enter into the merger with and into GWIH Acquisition Corp., was obtained by fraud, misrepresentation, deceptive business practices, violations of rules 10(b) and 10b-5 of the Exchange Act, breach of fiduciary duty, and dishonesty by our principals. The case was subsequently settled pursuant to a Mutual Rescission of Contracts, Settlement Agreement and Release of Claims, signed as of November 20, 2003 and effective as of January 1, 2003, pursuant to which the merger transaction was formally rescinded. In connection with the rescission, we returned to the former shareholders of BCI, their shares of BCI acquired in the merger, in exchange for their return of the shares of our stock acquired in the merger, and the immediate resignation of Daniel Lennert from our Board of Directors. The agreement also contained mutual releases of claims. Accordingly, BCI no longer operates as our subsidiary or affiliate.

Subsequent Events

Spacecraft Machine Products, Inc.

In January 2005, we acquired Spacecraft Machine Products, Inc., a California corporation ("Spacecraft") from its two shareholders, Lloyd R. Leavitt, III and the Leavitt Family Trust, pursuant to a Share Exchange Agreement whereby we acquired all of the outstanding capital stock of Spacecraft, aggregating 100,000 shares, in exchange for a total of 600,000 restricted shares of our common stock, 500,000 shares of which were distributed to Lloyd R. Leavitt, III, and the remaining 100,000 shares of which were distributed to the Leavitt Family Trust. The Share Exchange Agreement also provided for the additional payment of 150,000 restricted shares of our common stock in each year that Spacecraft meets certain annual profit goals as follows: $200,000 gross profits by December 31, 2005, $300,000 gross profits by December 31, 2006, and $350,000 by December 31, 2007. In addition, in connection with the transaction, Lloyd R. Leavitt, III entered into an employment with Spacecraft at an annual base salary of $115,050. Further, we engaged Lloyd R. Leavitt, III to serve as our Chief Operating Officer on a part-time basis during the six months following the closing of the acquisition, for no additional consideration, after which the parties may consider entering into a formal employment contract to provide for a salary and stock options. Spacecraft currently operates as our wholly-owned subsidiary out of its facilities located in Torrance, California.

In connection with the acquisition of Spacecraft, we executed a non-interest bearing promissory note in favor of the Leavitt Family Trust in the principal amount of $220,000, which is to be paid in equal monthly installments over a 60-month period. This note is in full satisfaction of our obligation to repay a loan in the amount of $300,000 which was previously made to us by the Leavitt Family Trust. Pursuant to a Pledge and Security Agreement, dated January 31, 2005, our obligation to make payments under this promissory note is secured by our pledge of a security interest in the Spacecraft stock we acquired pursuant to the Share Exchange Agreement.

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

Nu-Tech Industrial Sales, Inc.

In April 2005, we closed the acquisition of Nu-Tech Industrial Sales, Inc., a California Corporation ("Nu-Tech"), from its two shareholders, Robert Page and Kathy Page, pursuant to a Share Exchange Agreement, dated March 31, 2005, whereby we acquired all of the outstanding capital stock of Nu-Tech, aggregating 2,500 shares, in exchange solely for 2,500,000 restricted shares of our common stock. Nu-Tech currently operates as our wholly-owned subsidiary.

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

Revenue Recognition

Our net sales consist of revenue from sales of products net of trade discounts and allowances. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Accordingly, we record sales when goods are shipped to our customers, and recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred; the fee is fixed or determinable, and collectibility is reasonably assured. We believe our revenue recognition policy complies with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). We assess collectibility based on the credit worthiness of our customer and our past transaction history.

Accounts Receivable

Our sales are generally made on an open account basis unless specific experience or knowledge, or the customer's potential inability or unwillingness to meet the payment terms, dictate secured payments. Our international sales are generally made based on secure payments including cash wire advance payments and letters of credit. Management's ability to manage the credit terms and take advantage of the leverage or the need for our services is critical to the effective application of credit terms and minimization of accounts receivable losses. We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to insure that it is adequate to the best of management's knowledge. We believe that we have demonstrated the ability to make reasonable and reliable estimates of product returns and of allowances for doubtful accounts based on significant historical experience.

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

Results of Operations for the Three Months Ended December 31, 2004 and 2003.

                                   December 31, 2004                           December 31, 2003

Net Sales                   $ 2,129,371            100.0  %          $ 1,601,341             100.0  %
Cost of Sales                 1,362,161            63.97               1,121,205             70.02
                             -----------        ---------                                ----------

Gross Profits                   767,210            36.03                480,136              29.98
                             -----------        ---------                                ----------
Selling, General and            513,778            24.13                 454,127             28.36
Administrative Expenses
Operating Expenses              513,778            24.13                 454,127             28.36
                             -----------        ---------                                ----------

Income from Operations          253,432            11.90                  26,009              1.62
Interest Income                      54              0.0                       0               0.0
Net Profit before Income
Taxes                           253,486            11.90                  26,009              1.62
                             -----------        ---------                                ----------
Provision for Income Taxes      101,394            4.76                        0                 -

Net Profit after Income
Taxes                           152,092             7.14                  26,009              1.62


Revenues

Net Revenues for the three months ended December 31, 2004 increased to $2,129,371 from $1,601,341 for the three months ended December 31, 2003. The increase in net sales of $528,030, or approximately 32.97%, over the 2003 period is due primarily an increase in the revenues of our operating subsidiary, Eran Engineering, and to our acquisition of All American and Accurate Technology during the same period. In addition, the increase in our net revenues is also attributable to an increase in demand for manufactured goods which have likewise increased the demand for manufactured products and our machine tools.

Cost of Sales

Cost of sales for the three months ended December 31, 2004 increased to $1,362,161 from $1,121,205 for the three months ended December 31, 2003. The overall increase in cost of sales of $240,956, or approximately 21.49%, over the 2003 period is directly attributable to costs associated with our acquisition of All American and Accurate Technology during the same period. In addition, the increase in our purchasing activities to meet the increased demand for manufactured goods also contributed to an increase in our gross margins for the same period.

Gross Profits

Overall gross profits for the three months ended December 31, 2004 increased to $767,210 from $480,136 for the three months ended December 31, 2003. The overall increase in gross profits of $287,074 or approximately 59.79% over the 2003 period, is directly attributable to the inclusion of the results of the subsidiaries we acquired during this period as well as the improved margins from the existing subsidiaries.

Operating Expenses

Total operating expenses for the three months ended December 31, 2004 increased to $513,778 from $454,127 for the three months ended December 31, 2003. The overall decrease in expenses of approximately $59,651 or approximately 13.14%, over the 2003 period is covered below in our discussions of Payroll Expenses, and Selling, General, and Administrative Expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2004 increased to $513,778 from $454,127 for the three months ended December 31, 2003. The increase in selling, general and administrative expenses of $59,651, or approximately 13.14% over the prior period is due primarily to the inclusion of the selling, general and administrative expenses of the subsidiaries we acquired during this period.

Income from Operations

Income from operations for the three months ended December 31, 2004 increased to $253,432 from $26,009 for the three months ended December 31, 2003. The increase in income from operations of $227,423, or approximately 874.40% over the prior period, is directly attributable to the inclusion of the results of the subsidiaries we acquired during this period as well as the improved margins of those subsidiaries that were acquired prior to the beginning of this period.

Interest Income

Interest income for the three months ended December 31, 2004 was $54 and we had no interest income for the three months ended December 31, 2003. Interest income for the three months ended December 31, 2004 was interest earned from funds held on deposit for short periods of time.

Net Profit after Income Tax Provision

Net Profit after income tax provision for the three months ended December 31, 2004 increased to $152,092 from $26,009 for the three months ended December 31, 2003. This increase in Net Profit of $126,083 or approximately 484.77% over the prior period, is directly attributable to the inclusion of the results of the subsidiaries we acquired during this period as well as the improved margins of those subsidiaries that were acquired prior to the beginning of this period.

Liquidity and Capital Resources

                                                                   December 31
                                                                          2004
                                                             ------------------
Net cash provided by (used in) operating activities          $        (501,076)
Net cash provided by (used in) investing activities                   (167,931)
Net cash provided by (used in)  financing activities                 1,094,269


General

For the three months ended December 31, 2004, we had positive cash flows resulting from $501,076 of cash used in our operating activities, $167,931 of cash used in our investing activities, and $1,094,269 provided by our financing activities. Accordingly, for the three months ended December 31, 2004, our funds from operations were sufficient to cover our daily operations as further explained below.

Cash Flows from Operating Activities

Net cash used in operating activities of $501,076 for the three months ended December 31, 2004 was primarily attributable to a net income of $152,092, adjustments to reconcile net income to net cash provided by operating activities, principally depreciation and amortization expense of $84,720, offset by changes in operating assets and liabilities of accounts receivable of $(99,443), inventories of $(876,733), other assets of $(50,768) and accounts payable and accrued liabilities of $289,056.

Cash Flows from Investing Activities

Net cash used in investing activities of $167,931 for the three months ended December 31, 2004 funded our purchase of property and equipment during this period.

Cash Flows from Financing Activities

Net cash of $1,094,269 provided by our financing activities in the three months ended December 31, 2004 was due primarily to issuances of our common stock in connection with the acquisitions of our wholly-owned subsidiaries during this period of $908,728, principal repayments notes payable of $159,469, and principal borrowings on notes payable to related parties of $345,010.

LIQUIDITY

Internal Sources of Liquidity

For the three months ended December 31, 2004, the funds generated from our operations were sufficient to fund our daily operations. Our gross profit for this period was $767,210, which was sufficient to meet our operating expenses of $513,778 for the same period. There is no assurance that funds from our operations will continue to meet the requirements of our daily operations. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity. (See Risk Factors - Risks Related To Our Business).

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

In November 2003, we had debt owing to an unrelated individual, Daisuke Murikami, in the principal amount of $19,831 and accruing interest at the rate of 10% per annum. At September 30, 2003, the outstanding principal balance and interest due under this note was $22,447 and at September 30, 2003, the principal remaining balance on the loan was $22,447 and at September 30, 2004, the principal remaining balance on the loan was $19,831.

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

In August 2003, our wholly-owned subsidiary, E.M. Tool Company, Inc. executed a promissory note in favor of Austin D. Lucas, Inc. in the principal amount of $131,529, payable in thirteen consecutive monthly installments of approximately $10,000 and bearing interest at the rate of 10%. At September 30, 2003, the principal balance on this note was $112,083, and at September 30, 2004, the principal remaining balance on this note was $13,333.

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

Inflation

Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2005, except that rising oil and gas prices may materially and adversely impact the economy generally.

RISK FACTORS

Our prospects are subject to certain uncertainties and risks. This Quarterly Report on Form 10-QSB for the three months ending December 31, 2004, also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results, and our actual results could differ materially from those projected in the forward-looking statements. Such differences may be the result of certain risks, including but not limited to those risk factors set forth below, other one-time events and other important factors previously disclosed or to be disclosed from time to time in our other filings with the Securities and Exchange Commission. The following risk factors should be considered carefully in evaluating the Company and its business because these risks currently have a significant impact or may have a significant impact in the future on our business, operating results and financial condition. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business.

Our auditors have expressed "substantial doubt" about our ability to continue as a going concern.

As reported by our auditor in Note 6 to our Unaudited Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB for our fiscal quarter ended December 31, 2004, our independent auditor has expressed "substantial doubt" about our ability to continue as a going concern, due to our substantial accumulated deficits of $1,384,711 and working capital deficits of $946,210 at December 31, 2004. We have taken certain restructuring steps to provide the necessary capital to continue our operations, such as the raising of approximately $735,000 through a sale of new restricted shares of common stock of our Company. Further, our management believes that the addition of five new profitable subsidiaries has brought further strength to our financial position. However, there can be no assurance whether, or when, these steps will resolve our accumulated and working capital deficits and we may continue to incur net losses through 2005 and possibly beyond. Additionally, we expect to incur significant expenses as we focus on our business strategy. As a result, we will need to generate significant revenue to achieve profitability, which may not occur. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve and maintain profitability our business will be materially impacted and the value of our stockholders' investments may decline.

The SEC has instituted administrative proceedings against us because we have failed to meet our reporting requirements under the Securities Exchange Act of 1934.

In April 2005, the SEC instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against our President, Chief Executive Officer and Director, Lawrence A. Consalvi. The SEC seeks to suspend the registration of our securities for a period not exceeding 12 months or revoke the registration of our securities pursuant to Section 12 of the 1934 Act, and to cause us and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. The proceedings arose from our failure to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual report on Form 10-K for the fiscal three months ended December 31, 2004, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as our President, caused us to violate these reporting requirements. Although we intend to vigorously defend against these actions and to bring all our delinquent filings up to date, there can be no assurance that the SEC will not pursue this action even after these filings have been made. If the registration of our securities is either suspended or revoked, our stockholders will not be able to publicly sell our securities unless and until, whatever the case may be, the period of suspension is over or we are able to have a new registration statement declared effective by the SEC, and there is no assurance that we would be able to accomplish that, or that any private market for our securities can or will develop.

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

In April 2005, the SEC instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against our President, Chief Executive Officer and Director, Lawrence A. Consalvi. The SEC seeks to suspend the registration of our securities for a period not exceeding 12 months or revoke the registration of our securities pursuant to Section 12 of the 1934 Act, and to cause us and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. The proceedings arose from our failure to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual report on Form 10-K for the fiscal three months ended December 31, 2004, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as our President, caused us to violate these reporting requirements. Although we intend to vigorously defend against these actions and to bring all our delinquent filings up to date, there can be no assurance that the SEC will not pursue this action even after these filings have been made. If the registration of our securities is either suspended or revoked, our stockholders will not be able to publicly sell our securities unless and until, whatever the case may be, the period of suspension is over or we are able to have a new registration statement declared effective by the SEC, and there is no assurance that we would be able to accomplish that, or that any private market for our securities can or will develop.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, December 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Lawrence A. Consalvi, and our Chief Financial Officer, Mr. Jitu Banker (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, December 31, 2004, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our periodic reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended December 31, 2004. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or publicly reporting company. Below is a brief summary of our existing, pending and known threatened litigation as of the date of this report.

o On December 8, 2004, a complaint was filed against us and some of our principles by the Duffy Law Firm in the matter entitled "The Duffy Law Firm vs. Gledhill, et al." The complaint was filed in Case No. 04CC11981 in the Superior Court of California, County of Orange, and alleges causes of action for breach of contract, open book account, quantum meruit, and declaratory relief related to the plaintiff's claim for unpaid legal services. Our management has denied that the plaintiffs are owed the amounts sought and we intend to vigorously defend this action on the basis brought by the plaintiffs. This matter is currently in the discovery phase and, as such, our counsel has advised us that it is premature to attempt to estimate any potential outcome or loss at this time.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2004, we issued 12,000,000 shares of our restricted common stock pursuant to a Share Exchange Agreement with David Lyons and William Gledhill in connection with our acquisition of Accurate Technology, Inc. We believe the issuance of our common stock was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On December 31, 2004, we closed an exchange of shares pursuant to a Share Exchange Agreement, dated December 13, 2004 with two of our existing shareholders, Alice Thallmayer and Hans Thallmayer. Pursuant to this Share Exchange Agreement, Alice Thallmayer and Hans Thallmayer agreed to convert $400,000 of an outstanding debt in the principal amount of $1,158,374 into 8 shares of the our common stock at a 15% discount based upon the average price of our common stock throughout the month of November 2004. Additionally, we agreed pay off the remainder of this debt at a rate of $30,000 per month commencing January 1, 2005. We incurred this debt in connection with our purchase of Eran Engineering, Inc. in June 2003. We believe the issuance of our common stock was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In December 2004, we issued 200,000 shares of our restricted common stock pursuant to a Share Exchange Agreement with Erich Thallmayer in connection with our acquisition of ESK, Inc. We believe the issuance of our common stock was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In October 2004, we issued 1,000,000 shares of our restricted common stock pursuant to a Share Exchange Agreement with Tim Consalvi and Kathie Consalvi in connection with our acquisition of All American CNC Sales, Inc. We believe the issuance of our common stock was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a)  Information  Required  To Be  Disclosed  In A Report On Form  8-K,  But Not
Reported

Items 1.01(Material Definitive Agreements), 2.01 (Acquisition or Disposition of Assets), and 3.02 (Unregistered Sales of Equity Securities).

On December 7, 2004, we closed the acquisition of Accurate Technology, from its two shareholders, William Gledhill and David Lyons, pursuant to a Share Exchange Agreement whereby we acquired all the outstanding capital stock of Accurate, aggregating 1,000 shares, in exchange for 12,000,000 restricted shares of our common stock. In connection with the acquisition, Accurate entered into employment agreements with David Lyons to serve as its President at an annual base salary of $192,000 and with William Gledhill to serve as its Vice President at an annual base salary of $192,000. Mr. William Gledhill is the son of our Vice President and Director, Joseph T.W. Gledhill. We believe the issuance of our common stock was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On December 23, 2004, we closed the acquisition of ESK Engineering Inc. from its sole shareholder and the former President and Chief Operating Officer of Eran Engineering, Mr. Eric Thallmayer. The acquisition was accomplished pursuant to a Share Exchange Agreement whereby we acquired all of the issued and outstanding capital stock of ESK solely in exchange for 200,000 restricted shares of our common stock. Mr. Erich Thallmayer is the son of two of our existing shareholders, Alice Thallmayer and Hans Thallmayer, from whom we earlier acquired Eran Engineering. In addition, Erich Thallmayer had previously served as the President of Eran Engineering for a period of one year immediately following our acquisition of Eran Engineering. He was subsequently replaced by Joseph T.W. Gledhill as the President of Eran Engineering. We believe the issuance of our common stock was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

On October 1, 2004, we closed the acquisition of All American CNC Sales, Inc. from its two shareholders, Tim Consalvi and Kathy Consalvi, pursuant to a Share Exchange Agreement whereby we acquired all the outstanding capital stock of All American, aggregating 9,000 shares, for 1,000,000 restricted shares of our common stock. Further and as contingent consideration for the acquisition of All American's capital stock, we agreed to issue an additional 250,000 shares of our common stock to Tim Consalvi and Kathy Consalvi if All American's gross profit equals or exceeds $300,000 in our fiscal year 2005, and another 250,000 shares of our common stock if All American's gross profit equals or exceeds $300,000 in our fiscal year 2006. In connection with the acquisition, All American entered into an employment agreement with Tim Consalvi to serve as an executive officer of All American for a period of one year at an annual base salary of $168,000 plus reimbursement of reasonable expenses. Tim Consalvi is the brother of our director and president, Lawrence A. Consalvi, and Kathy Consalvi (the wife of Tim Consalvi), is the sister-in-law of Lawrence A. Consalvi. We believe the issuance of our common stock was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Item 2.02 (Results of Operations and Financial Condition)

On November 8, 2004, we issued a press release wherein we announced our unaudited financial results for our fiscal year ended September 30, 2004. Our results were reported on both a consolidated and subsidiary basis. For our 2004 financial results that were reported in the press release, only Elite Machine Tool and Eran Engineering were included. On a consolidated basis, we reported record annual sales totaling $7,445,240, and record net income before taxes of $726,990, a pre-tax margin of 9.8%. On a subsidiary basis, Elite Machine Tool posted total sales for the year of $4,015,587, and profit, before taxes, of $289,551, a net pre-tax margin of 7.2%. Eran Engineering reported annual sales of $3,426,653, and net income before taxes of $437,439, a net pre-tax margin of 12.8%. We reported pre-tax earnings per share for our 2004 fiscal year of 2.3 cents per share, based on 31,966,000 shares outstanding. A copy of this press release is attached to this filing as Exhibit 99.5.

Item 3.02. (Unregistered Sales of Equity Securities).

See Item 2, "UNREGISTERED SALES OF EQUITY SECURITIES" beginning on page 40, above.

Item 3.03 (Material Modification to Rights of Security Holders)

On August 18, 2004, we announced that our Board of Directors approved a two-for-one stock split of our common stock. The stock split entitled each stockholder of record on the later of the close of business April 20, 2004 or approval from NASDAQ, to receive one additional share for every outstanding share of our common stock. The split is a mandatory exchange payable upon surrender. Therefore, stockholders entitled to receive split shares were required to remit their pre-split stock certificates to our transfer agent, Pacific Stock Transfer, to receive their split shares. Upon the completion of the stock split, we had approximately 32 million shares of our common stock issued and outstanding.

Item 4.01 (Changes in Registrant's Certifying Accountant)

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

Item 5.02. (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers).

Mr. Tim Consalvi

In connection with our acquisition of All American from Tim Consalvi and his wife, Kathie Consalvi, on October 1, 2004, All American entered into an employment agreement with Tim Consalvi to serve as the President of All American at a compensation rate of $168,000 per annum. The initial term of this employment agreement is for one year commencing on October 1, 2004, and automatically renews for successive one year terms unless earlier terminated by either party. The employment agreement provides that the Mr. Consalvi may be terminated for cause. Subsequently, on February 2, 2004, we appointed Mr. Consalvi to our Board of Directors. Prior to his appointment to our Board of Directors, Mr. Consalvi has never held a directorship in a publicly reporting company.

Mr. Consalvi is currently responsible for the overall management of All American's operations, including strategic planning, working directly with new equipment supplies, managing orders, deliveries and repair problems. Mr. Consalvi has been involved in the machine tool industry since June 1978, and has specialized in the sale of new CNC machine tools since 1983. Prior to this, Mr. Consalvi sold CNC Tooling and accessories to customers in the machine tool industry.

Mr. Consalvi is the brother of our director and president, Lawrence A. Consalvi, and Kathy Consalvi (the wife of Tim Consalvi), is the sister-in-law of Lawrence
A. Consalvi.

Mr. William Gledhill

In connection with our acquisition of Gledhill/Lyons, Inc. d.b.a. Accurate Technology from David Lyons and William Gledhill, in December 2004, Accurate Technology entered into an employment agreement with William Gledhill to serve as the Vice President of Accurate Technology at a compensation rate of $192,000 per annum. The initial term of this employment agreement is for one year commencing on December 7, 2004, and automatically renews for successive one year terms unless earlier terminated by either party. Subsequently, on February 2, 2005, we appointed Mr. Gledhill to our Board of Directors. Prior to his appointment to our Board of Directors, Mr. Gledhill has never held a directorship in a publicly reporting company.

Mr. Gledhill currently serves as the Vice President of Accurate Technology, where he is responsible for managing the machine tool shop, production and deliveries of Accurate Technology. Prior to establishing Accurate Technology in January 2000 with Mr. David Lyons, Mr. Gledhill worked as the shop manager of DJ Industries, a company specializing in the manufacture of precision machine parts and founded by his father and our Vice President and Director, Joseph T.W. Gledhill.

Mr.  Gledhill  is the  son of our  Vice  President  and  Director,  Joseph  T.W.
Gledhill.

Mr. David Lyons

In connection with the acquisition of Gledhill/Lyons, Inc. d.b.a. Accurate Technology from David Lyons and William Gledhill, in December 2004, Accurate Technology entered into an employment agreement with David Lyons to serve as the President of Accurate Technology at a compensation rate of $192,000 per annum. The initial term of this employment agreement is for one year commencing on December 7, 2004, and automatically renews for successive one year terms unless earlier terminated by either party. The employment agreement provides that Mr. Lyons may be terminated for cause. Subsequently, on February 2, 2005, we appointed Mr. Lyons to our Board of Directors. Prior to his appointment to our Board of Directors, Mr. Lyons has never held a directorship in a publicly reporting company.

Mr. Lyons currently serves as the President of Accurate Technology, where he manages the sales and finances of the company. Prior to this and for a total of 16 years, Mr. Lyons worked as the purchasing manager and sales manager at DJ Industries, a company specializing in the manufacture of precision machine parts and founded by our Vice President and Director, Joseph T.W. Gledhill.

Item 8.01 (Other Events)

We established A-Line Capital Corporation ("A-Line") in the 1st quarter of fiscal year ending September 31, 2005 to provide financial services to consumers who seek financing for the purchase and/or lease of machine tools and equipment. Our subsidiaries, particularly Elite Machine and All American, currently arrange for approximately $5,000,000 of equipment lease financing annually for their customers. A-Line was established to capture much of the potential income stream that was lost to equipment lease brokers in prior years and to provide equipment lease financing for transactions for our other subsidiaries. Our management anticipates that initial cash flow at A-Line will likely come from clients of our subsidiary sales organizations, particularly Elite Machine and All American, although A-line may provide equipment leasing services in connection with third-party sales that are wholly unrelated to our business.

(b) Item 401(g) of Regulation S-B

During our fiscal quarter covered by this Quarterly Report on Form 10-QSB, there have not been any material change to the procedures by which our security holders may recommend nominees to our Board of Directors.

ITEM 6.  OTHER EXHIBITS


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

2.6 (10)          Agreement for Purchase and Sale and Escrow Instructions between Gateway International Holdings, Inc. and
                  R&H Investments dated June 30, 2003.

2.7(10)           Stock Purchase  Agreement  between Gateway  International  Holdings,  Inc. and Hans B. Thallmayer and Alice
                  Thallmayer dated June 17, 2003.

3.1 (1) (2)       Articles of Incorporation of Gourmet Gifts, Inc., a Nevada corporation, filed on September 24, 1997.

3.2 (1) (2)       Bylaws of Gourmet Gifts, Inc., a Nevada corporation.

3.3 (11)          Amended Articles of Incorporation of Gourmet Gifts, Inc.

4.1 (1) (2)       Specimen Common Stock Certificate.

10.1 (3)          Promissory Note dated August 10, 2000 between Gourmet Gifts, Inc. and Kim Farran.

10.2 (4)          Promissory Note dated December 11, 2000 between Gourmet Gifts, Inc. and Stanley K. Stilwell.

10.3 (11)         Lease dated July 1, 2002 between  IPERS  Brea/Golden  State  Business  Parks,  Inc. and Nu-Tech  Industrial
                  Sales, Inc.

Exhibit Number                                                    Description
--------------                                                    -----------

10.4 (11)         Promissory  Note dated  January 1, 2003  issued by Gateway  International  Holdings,  Inc.  to Joseph  T.W.
                  Gledhill

10.5 (11)         Mutual  Rescission  of  Contracts  and  Releases  of  Claims  dated  May  15,  2003  by and  among  Gateway
                  International  Holdings,  Inc.,  E.M. Tool  Company,  Inc.  (doing  business as Elite Machine Tool Company,
                  Inc.), Lawrence Consalvi, Joseph T.W. Gledhill, Nelson Engineering, Inc., Don Nelson and Rich Lund

10.6 (11)         Promissory  Note dated June 30, 2003 issued by  Financial  Federal  Credit,  Inc. to Gateway  International
                  Holdings, Inc. and E.M. Tool Company, Inc.


10.7 (11)         Promissory  Note dated  September  1, 2003 issued by Gateway  International  Holdings,  Inc. to Joseph T.W.
                  Gledhill

10.8 (11)         Mutual Rescission of Contracts,  Settlement  Agreement and Release of Claims dated November 20, 2003 by and among Gateway  International  Holdings,  Inc., E.M. Tool Company,  Inc.,  Lawrence Consalvi and Joseph T.W.
                  Gledhill, Bechler Cams, Inc., Daniel Lennert and Laura Stearman

10.9 (11)         Promissory  Note dated  January 1, 2004  issued by Gateway  International  Holdings,  Inc.  to Joseph  T.W.
                  Gledhill

10.10 (11)        Letter Agreement dated April 8, 2004 between Gateway International  Holdings,  Inc. and Nelson Engineering,
                  Inc.
10.11             (11) Standard Industrial/Commercial Multi-Tenant Lease dated
                  August 20, 2004 between Lawrence A. Consalvi individually
                  doing business as Elite Machine Tool Company and SG&H Partners
                  L.P.

10.12 (11)        Addendum to Standard  Industrial/Commercial  Multi-Tenant Lease dated August 20, 2004 between Elite Machine
                  Tool Company and SG&H Partners L.P.

10.13 (11)        Share  Exchange  Agreement  dated  September 28, 2004 between  Gateway  International  Holdings,  Inc., All
                  American CNC Sales, Inc. and the shareholders of All American CNC Sales, Inc.

10.14 (11)        Employment Agreement dated September 28, 2004 between All American CNC Sales, Inc. and Tim Consalvi

10.15 (11)        Share  Exchange  Agreement  dated  December  7,  2004  between  Gateway   International   Holdings,   Inc.,
                  Gledhill/Lyons,   Inc.  (doing  business  as  Accurate  Technologies)  and  the  shareholders  of  Accurate
                  Technologies.

10.16 (11)        Employment  Agreement dated December 7, 2004 between  Gledhill/Lyons,  Inc.,  d/b/a Accurate  Technologies,
                  Inc. and David Lyons.

10.17 (11)        Employment  Agreement dated December 7, 2004 between  Gledhill/Lyons,  Inc.,  d/b/a Accurate  Technologies,
                  Inc. and William Gledhill

10.18 (11)        Share Exchange Agreement dated December 23, 2004 between Gateway International  Holdings,  Inc., ESK, Inc., and the shareholders of ESK, Inc.


Exhibit Number                                                    Description
--------------                                                    -----------

10.19 (11)        Share  Exchange  Agreement  effective  January 31,  2005  between  Gateway  International  Holdings,  Inc.,
                  Spacecraft Machine Products, Inc., Lloyd R. Leavitt, III and the Leavitt Family Trust

10.20 (11)        Secured Promissory Note effective January 31, 2005 issued by Gateway  International  Holdings,  Inc. to the
                  Leavitt Family Trust

10.21 (11)        Employment  Agreement  effective January 31, 2005 between  Spacecraft  Machine Products,  Inc. and Lloyd R.
                  Leavitt

10.22 (11)        Stock Pledge Agreement effective January 31, 2005 between Gateway  International  Holdings,  Inc. and Lloyd
                  R. Leavitt

10.23 (11)        Share  Exchange  Agreement  dated March 31, 2005 between  Gateway  International  Holdings,  Inc.,  Nu-Tech
                  Industrial Sales, Inc. and the shareholders of Nu-Tech Industrial Sales, Inc.

10.24 (11)        Promissory Note dated October 1, 2002 issued by Gateway International  Holdings, Inc. to Elite Machine Tool
                  Company, Inc.

10.25 (11)        Promissory  Note dated  September 5, 2002 issued by Financial  Federal  Credit,  Inc. to Larry A. Consalvi,
                  d/b/a/ Elite Machine Tool Company, Inc. and E.M. Tool Company, Inc.

14.1 (11)         Code of Ethics for Gateway International Holdings, Inc.

16.1 (3)          Letter of Albright, Persing & Associates, Ltd. dated January 9, 2001.

16.2 (5)          Letter of David E. Coffey, CPA, dated February 3, 2001.

16.3 (11)         Letter of Squar Milner Reehl and Williamson, LLP dated June 14, 2005.

31.1*             Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*             Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*             Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*             Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (7)          Certification of Chief Executive  Officer and Chief Financial  Officer Pursuant to 18 U.S.C.  Section 1350,
                  as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number                                                    Description
--------------                                                    -----------

99.2 (9)          Unaudited Pro Forma Combined Balance Sheet for Gateway as of September 30, 2002.

99.3 (9)          Financial Statements for Nelson Engineering, Inc. as of September 30, 2002.

99.4 (9)          Financial Statements for Bechler Cams, Inc. as of September 30, 2002.

99.5*             Press release dated November 8, 2004 regarding the unaudited financial results for 2004.

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

             (11) Filed on June 16, 2005 as an exhibit to Gateway's annual report on Form 10-KSB for the fiscal year ended September 30, 2003 and for the fiscal year ended September 30, 2004 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY INTERNATIONAL HOLDINGS, INC.


By: /s/ Lawrence A. Consalvi
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Date:  July 27, 2005


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Lawrence A. Consalvi
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Director
     Date:  July 27, 2005


By:  /s/Jitu Banker
     -----------------------------------
    Jitu Banker
    Chief Financial Officer and Secretary
    Date:  July 27, 2005


By:   /s/ Lloyd R. Leavitt, III
     -----------------------------------
     Lloyd R. Leavitt, III
     Chief Operating Officer and Director
     Date:  July 27, 2005