Form 10QSB
period 2005-03-31
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2005-08-03
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2005

      |_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period __________to_________

                        Commission File Number: 000-26017

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
        (Exact name of small Business Issuer as specified in its charter)

            Nevada                                          95-3819300
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                       Identification No.)

      3840 East Eagle Drive
       Anaheim, California                                    92807
(Address of principal executive offices)....................(Zip Code)

          Issuer's telephone number, including area code: 714-630-6253 Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

As of August 2, 2005, there were 40,307,254 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
                                   Form 10-QSB

                For the Fiscal Three months ended March 31, 2005

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.................................................3
   ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).................................3
   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........5
   ITEM 3.    CONTROLS AND PROCEDURES.........................................44
PART II - OTHER INFORMATION...................................................45
   ITEM 1.    LEGAL PROCEEDINGS...............................................45
   ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....46
   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.................................46
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............46
   ITEM 6.    OTHER EXHIBITS..................................................50

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                 GATEWAY INTERNATIONAL HOLDINGS AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                                  March 31, 2005
Assets

Current Assets:
Cash and cash equivalents                                          $    789,499
Accounts receivable, net                                              2,221,938
Inventories                                                           1,174,573
                                                                   ------------
Total current assets                                                  4,186,010

Property and equipment, net                                           2,823,721

Removed other assets:
Deposits                                                                 95,925
Goodwill                                                             11,556,817
                                                                   ------------
Removed total assets                                               $ 18,662,473
                                                                   ============

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities                           $  2,465,180
Current Portion of notes payable                                      1,296,396
Current portion of notes payable to related parties                     102,205
                                                                   ------------
Total Current Liabilities                                             3,863,781

Notes Payable, less current portion                                   2,581,001
Notes Payable to related parties, less current portion                  706,200
                                                                   ------------
Total Liabilities                                                  $  7,150,982
                                                                   ============

Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding                                 --
Common stock, $0.001 par value; 100,000,000 shares
authorized; 37,807,254 shares issued and outstanding                     37,807
Additional paid in capital                                           12,150,714
Stockholder note receivable                                             (75,391)
Accumulated deficit                                                    (601,639)
                                                                   ------------
Total stockholders' equity                                           11,511,491
                                                                   ------------
Total Liabilities and Stockholders' Equity                         $ 18,662,473
                                                                   ============

                   The accompanying notes are an integral part
                    of these unaudited financial statements.

              GATEWAY INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three month and six month periods ended March 31, 2005 and 2004
                                   (Unaudited)

                                                    2005              2004              2005              2004

Net sales                                        $ 6,112,312.00    $ 1,208,419.00    $ 8,241,683.00    $ 2,809,760.00
Cost of sales                                      4,060,921.00        809,640.00      5,423,082.00      1,901,924.00
                                                 --------------------------------------------------------------------
Gross Profit                                       2,051,391.00        398,779.00      2,818,601.00        907,836.00
Operating expenses:
Selling, general and administrative                1,260,985.00        445,434.00      1,774,763.00        926,882.00
                                                 --------------------------------------------------------------------
Operating income (loss)                              790,406.00        (46,655.00)     1,043,838.00        (19,046.00)
Other income (expense):
        Interest Income                                   31.00                               85.00                --
        Other                                        518,781.00                --        518,781.00                --
                                                 --------------------------------------------------------------------
           Total other income (expense)              518,812.00                --        518,866.00                --
                                                 --------------------------------------------------------------------
Net Income (loss) before income taxes              1,309,218.00        (46,655.00)     1,562,704.00        (19,046.00)
                                                                                     --------------    --------------
Provision for income taxes                           526,153.00        627,547.00          1,600.00
                                                 --------------------------------------------------------------------
Net Income (loss)                                $   783,065.00    $   (46,655.00)   $   935,157.00    $   (20,646.00)
                                                 ====================================================================

NET INCOME (LOSS) PER SHARE:

Basic and diluted
Net Income (loss) per share
                                                 $         0.02    $        (0.00)   $         0.03    $        (0.01)
                                                 ====================================================================

Weighted average
number of common shares outstanding                  36,911,085        33,242,000        35,667,999        33,242,000
                                                 ====================================================================

                   The accompanying notes are an integral part
                    of these unaudited financial statements.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                                 March 31, 2005       March 31, 2004
Cash flows from operating activities:
   Net Income (Loss)                                               $  935,157         $  (20,646)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                   198,146            141,571
     Gain on disposal of Property and Equipment                      (518,781)                --
      Bad Debt expense                                                    194                 --
     (Increase) decrease in current assets:
         Accounts receivable                                         (753,649)          (505,983)
         Inventories                                                 (884,567)            91,441
         Other assets                                                   7,001            (21,315)
      Increase (decrease) in current liabilities:
         Accounts payable and accrued liabilities                     303,668            253,338
                                                                   ----------         ----------
Net cash (used in) operating activities                              (712,831)           (61,594)
                                                                   ----------         ----------

Cash flows from investing activities:
   Purchases of property and equipment                               (178,796)        (2,598,664)
    Proceeds from sale of assets                                      560,000           (199,191)
cash received from subsidiaries on acquisitions                        48,532                 --
                                                                   ----------         ----------
Net cash (used in) provided by investing activities                   429,736         (2,797,855)
                                                                   ----------         ----------

Cash flows from financing activities:
   Issuance of common stock for cash                                  710,000                 --
   Principal borrowings on notes payable                              241,036          2,730,316
   Principal payments on notes payable to related parties             (65,504)            28,015
                                                                   ----------         ----------
Net cash provided by financing activities                             885,532          2,839,949
                                                                   ----------         ----------

Net Increase (decrease) in cash and cash equivalents                  602,437            (19,500)

Cash at beginning of year                                             187,062              7,964
Cash at end of year                                                $  789,499         $  (11,536)
Supplemental disclosure of cash flow information
   Cash paid during the year for:
      Interest                                                     $   91,392         $   47,838
      Income taxes                                                 $      800         $      800

                   The accompanying notes are an integral part
                    of these unaudited financial statements.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

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

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. However certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included and the accompanying financial statements present fairly the financial position as of March 31, 2005, and the results of operations for the six months ended March 31, 2005 and 2004 and cash flows for the six months ended March 31, 2005 and 2004. These financial statements should be read in conjunction with the Company's September 30th, 2004 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 16, 2005. The interim results are not necessarily indicative of the results of operations for a full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Gateway International Holdings, Inc., and its initial wholly owned subsidiaries, E.M.
Tool Company, Inc. (doing business as Elite Machine Tool Company, Inc.), Eran Engineering, Inc., as well as its recently acquired wholly owned subsidiaries, All American CNC Sales, Inc., acquired on October 1, 2004, Gledhill/Lyons Inc. (doing business as Accurate Technologies, Inc.), acquired on December 7, 2004, ESK, Inc., acquired on December 23, 2004, A Line Capital Corporation, incorporated in October 2004, and Spacecraft Machine Products, Inc., acquired in January 2005. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

Intangible Assets

      The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 "goodwill and other intangible assets" and SFAS 144 "accounting for the impairment or disposal of long lived assets". Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates whether the assets are impaired annually or on an interim basis or if an event occurs or circumstances change to suggest that an asset's value has diminished. Under SFAS 144, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under SFAS 142, intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its review, the Company has written off $0 as impairment of its long-lived assets as of March 31, 2005 and 2004.

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

Basic and Diluted Earnings Per Common Share

Under SFAS 128, "Earnings Per Share", basic earnings per common share is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no additional potential common shares to be issued as of March 31, 2005 and 2004, respectively).

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

Segments of Business

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their reports issued to stockholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers. Reportable business segments for the six month period ended March 31, 2005 are from the date of the acquisition of the various subsidiaries.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has a note payable with a former related party, Nelson Engineering, Inc., that requires monthly payments including interest. The balance of the note is $64,445 at March 31, 2005 and $64,445 at March 31, 2004. The company has a short-term note from Joseph Gledhill, a stockholder and the Vice President of Gateway International Holdings, Inc. The balance of the note is $75,810 at March 31, 2005 and $100,000 at March 31, 2004. The Company paid $2,433 in interest in connection with these notes payable during the six month period ended March 31, 2005 and $2,886 during the half year period ended March 31, 2004, which the Company has recorded in the accompanying statements of operations.

From time to time, the Company borrows funds from Joseph Gledhill, a stockholder and the Vice President of Gateway International Holdings, Inc. for working capital purposes, which is non-interest bearing. During fiscal 2003, the Company borrowed $100,000 from the stockholder for working capital requirements, none of which has been repaid. Also, Joseph Gledhill loaned the Company $160,000 to pay certain prior Gourmet stockholders in connection with the reverse merger. At March 31, 2005, the Company owes Joseph Gledhill $706,200 in outstanding loans and at March 31, 2004, the Company owes $595,500 in outstanding loans to Joseph Gledhill.

At the time of our reverse merger of Elite Machine in December 2001, the balance owed by Larry Consalvi, CEO of our Company, to Elite Machine on advances made by Elite Machine to Mr. Consalvi was $76,461 . At the time these advances were made and prior to the reverse merger, Mr. Consalvi was a director and shareholder of Elite Machine. Subsequent to our reverse takeover of Elite Machine, the balance owed by Mr. Consalvi to Elite Machine in connection with these advances as of March 31, 2005 and March 31, 2004 is $75,391.

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of March 31, 2005 and 2004, the Company had no shares of preferred stock issued and outstanding.

Common Stock

The Company's articles of incorporation authorize up to 100,000,000 shares of $0.001 par value common stock. As of March 31, 2005 and 2004, the Company had 37,807,254 and 33,242,000 of stock issued and outstanding.

In August 2004, the Company declared a forward stock split and issued 2 shares of common stock for 1 outstanding share of common stock. All shares and per share data have been retroactively restated to reflect these stock splits.

In October 2004, the Company issued 1,000,000 restricted common stock shares to the shareholders of All American CNC Sales, Inc. ("All American") for the purchase of all of its common stock, pursuant to which All American became a wholly owned subsidiary of Gateway International Holdings, Inc.

In December 2004, the Company issued 12,000,000 restricted common stock shares to the shareholders of Accurate Technologies, Inc. ("Accurate") for the purchase of all of its common stock, pursuant to which Accurate became a wholly-owned subsidiary of Gateway International Holdings, Inc. Two officers of the Company, Lawrence Consalvi and Joseph Gledhill, each surrendered 6,000,000 of their shares to the Company so that the acquisition of this company would not result in any overall dilution to the holdings of the Company's existing shareholders.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

In December 2004, the Company issued 219,780 restricted common stock shares to the shareholders of ESK, Inc. (ESK"), together with a cash payment of $50,000 for the purchase of all of the common stock of ESK, pursuant to which ESK became a wholly-owned subsidiary of Gateway International Holdings, Inc.

In December 2004 the company issued 512,820 shares of common stock for the part payment a note payable value $400,000 and also issued 833,378 of common stock as a security to cover the balance against the note.

In January 2005, the Company issued 600,000 restricted common stock shares to the shareholders of Spacecraft Machine Products, Inc., for the purchase of all of the common stock of Spacecraft, pursuant to which Spacecraft became a wholly-owned subsidiary of Gateway International Holdings, Inc.

During the quarter ended March 31, 2005, the Company had issued common shares for cash as follows:

o     740,000 shares of common stock at the rate of $0.49 per share

o     133,334 shares of common stock at the rate of $0.75 per share and

o     357,142 shares of common stock at the rate of $0.70 per share

NOTE 4 - BUSINESS SEGMENTS

Reportable business segments for the six month period ended March 31, 2005, are as follows:

                                                           6 month period ended
                                                              March 31, 2005
                                                              --------------

Net Sales from continuing operations:
 Elite Machine Tool Company, Inc.                                $ 2,037,541
 Eran Engineering, Inc.                                            2,157,276
 All American CNC Sales, Inc.                                      2,038,522
 Gledhill & Lyons, Inc. dba Accurate Technology                    1,714,260
 ESK, Inc.                                                             3,000
 A Line Capital Corporation                                               --
Spacecraft Machine Products, Inc.                                    291,084
                                                                 -----------
                                                                 $ 8,241,683
                                                                 ===========

Operating income from continuing operations:
Elite Machine Tool Company, Inc./Gateway
International Holdings, Inc.                                     $    (5,652)
 Eran Engineering, Inc.                                              399,240
 All American CNC Sales, Inc.                                        240,563
 Gledhill & Lyons, Inc. dba Accurate Technology                      317,249
 ESK, Inc.                                                             3,000
 A Line Capital Corporation                                               --
Spacecraft Machine Products, Inc.                                    608,304
                                                                 -----------
                                                                 $ 1,562,704
                                                                 ===========

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

Depreciation and amortization - continuing operations:
 Elite Machine Tool Company, Inc.                                    $     1,068
 Eran Engineering, Inc.                                                  153,035
 All American CNC Sales, Inc.                                              2,940
 Gledhill & Lyons, Inc. dba Accurate Technology                           41,103
 ESK, Inc.                                                                    --
 A Line Capital Corporation                                                   --
Spacecraft Machine Products, Inc.                                             --
                                                                     -----------
                                                                     $   198,146
                                                                     ===========

Identifiable assets - continuing operations:
 Elite Machine Tool Company, Inc.                                    $   606,240
 Eran Engineering, Inc.                                                3,808,967
 All American CNC Sales, Inc.                                            677,757
 Gledhill & Lyons, Inc. dba Accurate Technology                        1,490,506
 ESK, Inc.                                                                    --
 A Line Capital Corporation                                                   --
Spacecraft Machine Products, Inc.                                        443,841

Unallocated Assets                                                    11,635,162
                                                                     -----------
                                                                     $18,662,473
                                                                     ===========

Capital expenditures/obligations under capital lease:
 Elite Machine Tool Company, Inc.                                    $        --
 Eran Engineering, Inc.                                                   24,051
 All American CNC Sales, Inc.                                                 --
 Gledhill & Lyons, Inc. dba Accurate Technology                          242,295
 ESK, Inc.                                                                    --
 A Line Capital Corporation                                                   --
                                                                     -----------
                                                                     $   266,346
                                                                     ===========

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

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

The allocation of the purchase price to the assets and liabilities assumed based on their fair values was as follows:

      Cash and cash equivalents                               $    55,845
      Accounts receivable                                         281,717
      Fixed assets                                              2,162,438
      Total Assets acquired                                     2,500,000

      Note payable - Bank                                      (1,300,000)

      Note payable - Seller                                    (1,200,000)
                                                              $        --
                                                              -----------

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

The allocation of the purchase price to the assets and liabilities assumed based on their fair values was as follows:

      Current Assets                                            $  65,233
      Fixed Assets                                                 58,885
      Current Liabilities                                        (166,067)
      Goodwill                                                    651,949
                                                                ---------
                                                                  610,000
      Common Stock issued                                        (610,000)
                                                                ---------
                                                                $      --
                                                                =========

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

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

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

      Current Assets                                          $   526,731
      Fixed Assets                                                551,036
      Current Liabilities                                        (871,655)

      Goodwill                                                  9,513,888
                                                              -----------
                                                                9,720,000
                                                              -----------
      Common Stock issued                                      (9,720,000)
                                                              -----------
                                                              $        --
                                                              ===========

ESK, Inc.:

In December 2004, the Company completed the acquisition of ESK, Inc., a company engaged in assembly work for Eran Engineering, Inc. This company was the sole source of assembly work for Eran Engineering, Inc., and was acquired so that Eran could control and manage its own parts assembly needs.

The shareholders of ESK, Inc. received 219,780 restricted common stock shares of Gateway International Holdings, Inc., and a sum of $50,000.00 in exchange for all of the common shares of ESK, Inc. The purchase price, based on the average share price during the period and the cash payment was $212,000.00

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2005 A Line Capital Corporation.:

In December 2004, the Company formed A Line Capital Corporation, a company that will be engaged in providing financial services for the Company including the leasing of machinery and equipment.

This company had no assets and liabilities and no revenues or income or losses for any period prior to December 2004.

Spacecraft Machine Products, Inc.:

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

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows;

      Current Assets                           $    348,098
      -----------------------------------------------------
      Fixed Assets                                   41,219
      -----------------------------------------------------
      Current Liabilities                          (751,297)
      -----------------------------------------------------
      Long Term Liabilities                        (357,663)
      -----------------------------------------------------
      Goodwill                                    1,181,643
      -----------------------------------------------------
                                                    462,000
      -----------------------------------------------------
      Common Stock issued                          (462,000)
      -----------------------------------------------------
                                               $         --
      -----------------------------------------------------

Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the periods reported, on a pro-forma financial results would be as follows:

                                             For the six month periods ended
                                          March 31, 2005          March 31, 2004
                                           (Unaudited)             (Unaudited)
Revenue                                      9,601,890              5,539,655
Net Income (loss) for period                   913,134              (165,747)
Earnings (loss) per share                         0.03                 (0.00)

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

NOTE 5 - SUBSEQUENT EVENTS

Acquisitions

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

Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the periods reported, on a pro-forma financial results would be as follows:

                                             For the six month periods ended
                                          March 31, 2005         March 31, 2004
                                           (Unaudited)             (Unaudited)
Revenue                                     11,502,233              6,812,712
Net Income (loss) for period                   860,650               (28,568)
Earnings per share                                0.02                 (0.00)


A summary of Nu-Tech Industrial Sales, Inc. assets acquired, liabilities assumed and consideration is as follows:

                                        Allocated Amount

Current Assets                           $   920,771
Fixed Assets                                 470,625
Current Liabilities                         (982,630)
Goodwill                                   1,966,231
                                         -----------
                                         $ 2,375,000
                                         -----------
 Consideration Paid
   Common Stock                            2,375,000
                                         -----------

NOTE 6 - GOING CONCERN

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2005 the Company had an accumulated deficit of $601,639. This matter raises substantial doubt about the Company's ability to continue as a going concern. The Company has taken certain restructuring steps to provide the necessary capital to continue its operations, such as the raising of approximately $735,000 through a sale of new restricted shares of its common stock. Further, the Company's management believes that the addition of five new profitable subsidiaries has brought further strength to the Company's financial position.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

Future minimum rental commitments as of March 31, 2005 are as follows:

                                               Operating Leases
                                               ----------------

                                          2005   $     49,398

                                          2006         74,097

                                                 ------------
                  Total minimum lease payments   $    123,495
                                                 ============

Rent

Rent expense under operating leases for the period ended March 31, 2005 was $49,398 and $34,059 for the period ended March 31, 2003

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

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

The Securities and Exchange Commission V. Gateway International Holdings, Inc. and Lawrence A. Consalvi.

In April 2005, the SEC instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against the Company's President, Chief Executive Officer and Director, Lawrence
A. Consalvi. The SEC seeks to suspend the registration of the Company's securities for a period not exceeding 12 months or revoke the registration of its securities pursuant to Section 12 of the 1934 Act, and to cause the Company and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. The proceedings arose from the Company's failure to comply with its reporting obligations while its securities were registered with the SEC in that the Company failed to file its annual report on Form 10-K for the fiscal three months ended December 31, 2004, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr.
Consalvi, during his tenure as the Company's President, caused the Company to violate these reporting requirements. On May 9, 2005, the Company submitted its answer to the Order alleging that its failure to meet its reporting obligations was not intentional but the result of its inability to obtain financial information necessary to complete the periodic reports from Bechler Cams, Inc., who had refused to comply with the Company's reasonable requests for such financial information. On July 20, 2005, trial was held on the Order Instituting Proceedings. It is expected that the administrative law judge will issue her initial decision no later than August 18, 2005.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $800 for income tax and $ 91,392 for interest during the six month period ended March 31, 2005.

The Company paid $1,600 for income tax and $132,306 for interest during the year ended March 31, 2004.

The cash flow statements do not include following non-cash investing and financing activities:

The Company issued 1,000,000 shares of common stock for the purchase of CNC All American Sales, Inc., amounting to $610,000, 12,000,000 shares of common stock for the purchase of Gledhill/Lyons, Inc., dba Accurate Technology, amounting to $9,720,000.00, 219,780 shares of common stock for the purchase of ESK, Inc., amounting to $162,000 , 512,820 shares of common stock in the reduction of a Note Payable to Alice and Hans Thallmayer, which was incurred in connection with the acquisition of Eran Engineering, Inc., amounting to $400,000, and 600,000 shares of common stock for the purchase of Spacecraft Machine Products, Inc., amounting to $462,000.

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

As of August 2, 2005, we are a diversified holding company that operates through our wholly-owned subsidiaries principally in the aerospace and defense markets. We currently have 8 subsidiaries in operation including: Eran Engineering, Inc., Elite Machine Tool Company, Inc., All American CNC Sales, Inc., A-Line Capital Corporation, Accurate Technology, ESK, Inc., Spacecraft Machines, Inc., and Nu-Tech Industrial Sales, Inc. Our strategy has been to seek and acquire profitable, cash flow positive companies that will compliment and diversify our existing portfolio of companies with a focus on potential acquisitions in the aerospace and defense markets.

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

Further in connection with the acquisition, Eran Engineering entered into employment agreements with Erich Thallmayer to serve as the President and Chief Executive Officer of Eran Engineering at a annual base salary of $105,600 and with Hans Thallmayer to serve as its Operating Manager at an annual base salary of $90,000. Our Director and Vice President, Joseph T.W. Gledhill, subsequently replaced Erich Thallmayer as the company's President and Chief Executive Officer. Hans Thallmayer is no longer employed as the Operating Manager of Eran Engineering.

Eran Engineering was incorporated under the laws of the State of California on July 1, 1983 and today is primarily involved in the manufacture and assembly of specialized, precision components used in equipment and machinery by clients in the aerospace and defense industry. Eran Engineering maintains approximately 40 Computer Numerically Controlled (CNC) machines. Some of Eran Engineering's customers include: Matsushita Avionic Systems (in-flight entertainment), Monogram Systems (aerospace infrastructures) and Meggitt Defense Systems (un-manned tow targets). Eran also manufactures satellite, medical and connector equipment for Malibu Research (satellites for the U.S. Navy) and Therox (blood and oxygen equipment).

All American CNC Sales, Inc.

In October 2004, we acquired All American CNC Sales, Inc. ("All American") from its two shareholders, Tim Consalvi and Kathy Consalvi, pursuant to a Share Exchange Agreement whereby we acquired all the outstanding capital stock of All American, aggregating 9,000 shares, for 1,000,000 restricted shares of our common stock. Further and as contingent consideration for the acquisition of All American's capital stock, we agreed to issue an additional 250,000 shares of our common stock to Tim Consalvi and Kathy Consalvi if All American's gross profit equals or exceeds $300,000 in our fiscal year 2005, and another 250,000 shares of our common stock if All American's gross profit equals or exceeds $300,000 in our fiscal year 2006. In connection with the acquisition, All American entered into an employment agreement with Tim Consalvi to serve as an executive officer of All American for a period of one year at an annual base salary of $168,000 plus reimbursement of reasonable expenses. All American currently operates as our wholly-owned subsidiary. Tim Consalvi is the brother of Larry Consalvi, our Director and President and Kathy Consalvi is his wife.

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

SUBSEQUENT EVENTS

Acquisition of Nu-Tech Industrial Sales, Inc.

In April 2005, we closed the acquisition of Nu-Tech Industrial Sales, Inc., a California Corporation ("Nu-Tech"), from its two shareholders, Robert Page and Kathy Page, pursuant to a Share Exchange Agreement, dated as of March 31, 2005, whereby we acquired all of the outstanding capital stock of Nu-Tech, aggregating 2,500 shares, in exchange solely for 2,500,000 restricted shares of our common stock. Nu-Tech currently operates as our wholly-owned subsidiary.

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

In the Matter of Gateway International Holdings, Inc. and Lawrence A. Consalvi, Administrative Proceeding File No. 3-11894

In April 2005, the Securities and Exchange Commission ("SEC") instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against our President, Chief Executive Officer and Director, Lawrence A. Consalvi, in Administrative Proceeding File No. 3-11894. The SEC seeks to suspend the registration of our securities for a period not exceeding 12 months or revoke the registration of our securities pursuant to Section 12 of the 1934 Act, and to cause us and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. The proceedings arose from our failure to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual report on Form 10-K for the fiscal three months ended December 31, 2004, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as our President, caused us to violate these reporting requirements. Although we intend to vigorously defend against these actions and to bring all our delinquent filings up to date, there can be no assurance that the SEC will not pursue this action even after these filings have been made. If the registration of our securities is either suspended or revoked, our stockholders will not be able to publicly sell our securities unless and until, whatever the case may be, the period of suspension is over or we are able to have a new registration statement declared effective by the SEC, and there is no assurance that we would be able to accomplish that, or that any private market for our securities can or will develop. (See Risk Factors - Risks Related to Our Business and Risks Related to Our Stock).

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

Revenue Recognition

t 0 0 Our net sales consist of revenue from sales of products net of trade discounts and allowances. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Accordingly, we record sales when goods are shipped to our customers, and recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred; the fee is fixed or determinable, and collectibility is reasonably assured. We believe our revenue recognition policy complies with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). We assess collectibility based on the credit worthiness of our customer and our past transaction history.

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

    Results of Operations for the Three Months Ended March 31, 2005 and 2004.

---------------------------------------------------------------------------------------------------------------------------
                                          March 31, 2005                                     March 31, 2004
Net Sales                             $6,112,312            100.0%                       $1,208,419             100.0%
Cost of Sales                          4,060,921            66.44                           809,640             67.00
                                ----------------         --------                                           ---------

Gross Profits                          2,051,391            33.56                          398,779              33.00
                                ----------------         --------                                           ---------
Selling, General and                   1,260,985            20.63                           445,434             36.86
Administrative Expenses
Operating Expenses                     1,260,985            20.63                           445,434             36.86
                                ----------------         --------                                           ---------

Income (Loss) from
Operations                               790,406            12.93                           (46,655)            (3.86)
Interest Income                               31              0.0                                 0               0.0
Other Income                             518,781            12.77                                 0               0.0
Net Income (Loss) before
Income Taxes                           1,309,218            21.42                           (46,655)            (3.86)
                                ----------------         --------                                           ---------
Provision for Income Taxes               526,153            8.61                                  0                --

Net Profit after Income
Taxes                                    783,065            12.81                           (46,655)            (3.86)

Revenues

Net Revenues for the three months ended March 31, 2005 increased to $6,112,312 from $1,208,419 for the three months ended March 31, 2004. The increase in net sales of $4,903,893, or approximately 405.81%, over the 2004 period is due primarily to the inclusion of the results of our new subsidiaries acquired in December 2004 and February 2005 as well as an increase in the revenues of our other subsidiary companies.


Cost of Sales

Cost of sales for the three months ended March 31, 2005 increased to $4,060,921 from $809,640 for the three months ended March 31, 2004. The overall increase in cost of sales of $3,251,281, or approximately 401.57%, over the 2004 period is directly attributable to the inclusion of the results of our new subsidiaries acquired in December 2004 and February 2005 as well as an increase in the cost of sales directly relating to the increased revenues of our other subsidiary companies.

Gross Profits

Overall gross profits for the three months ended March 31, 2005 increased to $2,051,391 from $398,779 for the three months ended March 31, 2004. The overall increase in gross profits of $1,652,612 or approximately 414.42% over the 2004 period, is directly attributable to the inclusion of the results of our new subsidiaries acquired in December 2004 and February 2005 as well as an increase in the gross profits of our other subsidiary companies.

Operating Expenses

Total operating expenses for the three months ended March 31, 2005 increased to $1,260,985 from $445,434 for the three months ended March 31, 2004. The overall decrease in expenses of approximately $815,551, or approximately 183.09%, over the 2004 period is covered below in our discussions of Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2005 increased to $1,260,985 from $445,434 for the three months ended March 31, 2004. The increase in selling, general and administrative expenses of $815,551, or approximately 183.09% over the prior period is due primarily to the inclusion of the results of our new subsidiaries acquired in December 2004 and February 2005 as well as an increase in the selling, general and administrative expenses of our other subsidiary companies.

Income (Loss) from Operations

Income from operations for the three months ended March 31, 2005 increased to $709,406 from $(46,655) for the three months ended March 31, 2004. The increase in income from operations of $837,061, or approximately 1794.15% over the prior period, is directly attributable to the inclusion of the results of our new subsidiaries acquired in December 2004 and February 2005 as well as an increases in the income from operations of our other subsidiary companies.

Interest Income

Interest income for the three months ended March 31, 2005 was $31 and we had no interest income for the three months ended March 31, 2004. Interest income for the three months ended March 31, 2005 was interest earned from a savings account maintained by a subsidiary.

Other Income

Other income for the three months ended March 31, 2005 was $518,781 and we had no Other Income for the three months ended March 31, 2004. Other Income for the three months ended March 31, 2005 was income from the sale of equipment of one of the subsidiaries.

Net Income/Loss after Income Tax Provision

Net Profit after income tax provision for the three months ended March 31, 2005 increased to $783,065 from $(46,655) for the three months ended March 31, 2004. This increase in Net Profit of $829,720 or approximately 1,778.42% was due primarily to the inclusion of the results of our new subsidiaries acquired in December 2004 and February 2005 as well as an increases in the net profit after tax of the other Companies in the group.

     Results of Operations for the Six Months Ended March 31, 2005 and 2004.

---------------------------------------------------------------------------------------------------------------------------
                                          March 31, 2005                                     March 31, 2004

Net Sales                             $8,241,683            100.0%                       $2,809,760             100.0%
Cost of Sales                          5,423,082            65.80                         1,901,924             67.69
                                ----------------         --------                                           ---------

Gross Profits                          2,818,601            34.20                           907,836             32.31
                                ----------------         --------                                           ---------
Selling, General and                   1,774,763            21.53                           926,882             32.99
Administrative Expenses
Operating Expenses                     1,774,763            21.53                           926,882             32.99
                                ----------------         --------                                           ---------

Income (Loss) from
Operations                             1,043,838            12.67                           (19,046)            (0.68)
Interest Income                               85                0                                 0               0.0
Other Income                             518,781             9.57                                 0               0.0
Net Income (Loss) before
Income Taxes                           1,562,704            18.96                           (19,046)            (0.68)
                                ----------------         --------                                           ---------
Provision for Income Taxes               627,547            7.61                               1600                --

Net Profit after Income
Taxes                                    935,157            11.35                           (20,646)            (0.73)

Revenues

Net Revenues for the six months ended March 31, 2005 increased to $8,241,683 from $2,809,760 for the six months ended March 31, 2004. The increase in net sales of $5,431,923 or approximately 193.32%, over the 2004 period is due primarily to the inclusion of the results of our new subsidiaries acquired in December 2004 and February 2005 as well as an increases in the net revenues of our other subsidiary companies.

Cost of Sales

Cost of sales for the six months ended March 31, 2005 increased to $5,423,082 from $1,901,924 for the six months ended March 31, 2004. The overall increase in cost of sales of $3,521,158 or approximately 185.14%, over the 2004 period is directly attributable to is directly attributable to the inclusion of the results of our new subsidiaries acquired in December 2004 and February 2005 as well as an increase in the cost of sales directly relating to the increased revenues of our other subsidiary companies.

Gross Profits

Overall gross profits for the six months ended March 31, 2005 increased to $2,818,601 from $907,836 for the six months ended March 31, 2004. The overall increase in gross profits of $1,910,765 or approximately 210.47% over the 2004 period is directly attributable to the inclusion of the results of our new subsidiaries acquired in December 2004 and February 2005 as well as an increase in the gross profits of our other subsidiary companies.

Operating Expenses

Total operating expenses for the six months ended March 31, 2005 increased to $1,774,763 from $926,882 for the six months ended March 31, 2004. The overall increase in expenses of approximately $847,881 or approximately 91.48%, over the 2004 period is covered below in our discussions of Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2005 increased to $1,774,763 from $926,882 for the six months ended March 31, 2004. The increase in selling, general and administrative expenses of $847,881, or approximately 91.48%, over the prior period is due primarily to the inclusion of the selling, general and administrative expenses of the subsidiaries we acquired in our fiscal quarter ended December 31, 2004.

Income from Operations

Income from operations for the six months ended March 31, 2005 increased to $1,562,704 from $(19,046) for the six months ended March 31, 2004. The increase in income from operations of $1,581,750 is directly attributable to the inclusion of the results of the subsidiaries we acquired in our fiscal quarter ended December 31, 2004, results of the subsidiaries we acquired during this period, as well as the improved margins from our existing subsidiaries.

Interest Income

Interest income for the six months ended March 31, 2005 was $85 and we had no interest income for the six months ended March 31, 2004. Interest income for the six months ended March 31, 2005 was interest earned from a savings account maintained by one of our subsidiaries.

Other Income

Other income for the six months ended March 31, 2005 was $518,781 and we had no Other Income for the six months ended March 31, 2004. Other Income for the six months ended March 31, 2005 was income from the sale of equipment by one of our subsidiaries.

Net Profit after Income Tax Provision

Net Profit after income tax provision for the six months ended March 31, 2005 increased to $935,157 from $(20,646) for the six months ended March 31, 2004. This increase in Net Profit of $955,803 was due primarily to the inclusion of the net profits of those subsidiaries that we acquired during the six month period ended March 31, 2005, as well as improved net profits from our existing subsidiaries.

Liquidity and Capital Resources

----------------------------------------------------------------------------------
                                                        March  31,      March 31,
                                                           2005           2004
                                                       -----------    -----------
Net cash provided by (used in)  operating activities   $  (712,831)   $   (61,594)
Net cash provided by (used in) investing activities        429,736     (2,797,855)
Net cash provided by (used in) financing activities        885,532      2,839,949
--------------------------------------------------------------------------------

General

For the six months ended March 31, 2005, we had negative cash flows resulting from $(712,831) of cash used in our operating activities, $429,736 of cash provided by our investing activities, and $885,532 provided by our financing activities. Accordingly, for the six months ended March 31, 2005, our funds from operations were not sufficient to cover our daily operations as further explained below.

Cash Flows from Operating Activities

Net cash used in operating activities of $(712,831) for the six months ended March 31, 2005 was primarily attributable to a net profit of $935,157, adjustments to reconcile net income to net cash provided by operating activities, principally depreciation and amortization expense of $198,146, offset by changes in operating assets and liabilities of accounts receivable of $(753,649), inventories of $(884,567), other assets of $7,001 and accounts payable and accrued liabilities of $303,668.

Cash Flows from Investing Activities

Net cash provided by investing activities of $429,736 for the six months ended March 31, 2005 was primarily due to the gain on sale of equipment and cash received on acquisitions of various subsidiaries. This cash is used for the purchase of property and equipment during this period of (178,796).

Cash Flows from Financing Activities

Net cash of $885,532 provided by our financing activities in the six months ended March 31, 2005 was due to the issuance of common stock for cash and borrowings through notes payable. Principal borrowings on notes payable amounting to $241,036, and principal payments to notes payable to related parties amounting to $(65,504).

LIQUIDITY

Internal Sources of Liquidity

For the six months ended March 31, 2005, the funds generated from our operations were sufficient to fund our daily operations. Our gross profit for this period was $2,818,601, which was sufficient to meet our operating expenses of $1,774,763 for the same period. There is no assurance that funds from our operations will continue to meet the requirements of our daily operations. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity. (See Risk Factors - Risks Related To Our Business).

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

On January 1, 2004, we executed a non-interest bearing promissory note in favor of our Vice President and Director, Joseph T.W. Gledhill, in the principal amount of $246,500, which is due and payable on or before September 30, 2006. At March 31, 2005, $246,500 was due and owing to Mr. Gledhill.

In our fiscal year 2004, we executed a non-interest bearing promissory note in favor of our Director, President and Chief Executive Officer, Larry Consalvi, in the principal amount of $62,241, which is due and payable on demand. At March 31, 2005, $17,641 was due and owing to Mr. Consalvi.

On December 26, 2003, our wholly-owned subsidiary, Eran Engineering, entered into a Master Lease Agreement with U.S. Bancorp pursuant to which it financed approximately $135,479 from U.S. Bancorp to purchase certain equipment described as "three (3) Mori Seiki MV-40M CNC Vertical Machine Centers." The loan is collateralized by this equipment. Pursuant to the terms of the Master Lease Agreement, Eran Engineering is obligated to make 32 rental payments in the amount of $4,536.99. At March 31, 2005, the principal remaining balance on the loan was $76,077

On November 5, 2003, our wholly-owned subsidiary, Eran Engineering, entered into an Equipment Lease Agreement, pursuant to which it financed a total of $35,000 and accruing interest at 7.45% per annum from Intech Funding Corp. These funds were used towards the purchase of equipment described as "1-Used Mori-Seiki TU-30 Vertical Turning Machine Center". The loan is collateralized by this equipment and is guaranteed by our Vice President and Director, Joseph T.W.
Gledhill. The loan matures in November 2006. Pursuant to the terms of the Equipment Lease Agreement, Eran Engineering is to repay the loan by making monthly payments of $1,088 to Intech Funding Corp. At March 31, 2005, the principal remaining balance on the loan was $0.

On November 5, 2003, our wholly-owned subsidiary, Eran Engineering entered into a Lease Agreement, pursuant to which Eran Engineering financed a total of $100,000 and accruing interest at 7% per annum from Intech Funding Corp. These funds were to be used towards the purchase of equipment described as "1-Used Mori-Seiki SV-500 with APC Fanuc MSC 501". The loan is collateralized by this equipment and is guaranteed by our Vice President and Director, Joseph T.W.
Gledhill. The loan matures in November 2006. Pursuant to the terms of the Equipment Lease Agreement, Eran Engineering is to repay the loan by making monthly payments of $2,003 to Intech Funding Corp. At March 31, 2005, the principal remaining balance on the loan was $70,027.

In November 2003, we had debt owing to an unrelated individual, Daisuke Murikami, in the principal amount of $19,831 and accruing interest at the rate of 10% per annum. At March 31, 2005, the outstanding principal balance and interest due under this note was $2,138.

In connection with the closing of our acquisition of Eran Engineering from its two shareholders, Hans B. Thallmayer and Alice Thallmayer on October 1, 2003, we executed a promissory note in favor of the sellers in the principal amount of $600,000, payable in three equal annual installments of $200,000 and accruing simple interest at the rate of 6% per annum. Our obligation under the promissory note was secured by the pledge by Lawrence A. Consalvi, our Director, President and Chief Executive Officer and Joseph T.W. Gledhill, our Vice President and Director, of a security interest in certain shares of our common stock owned by them and worth $4,285,716 as of the date of the pledge. At March 31, 2005, the principal balance on the note was $324,452.

In connection with the closing of our acquisition of Eran Engineering on October 1, 2003, and the contemporaneous purchase of a building by Eran Engineering from R & H Investments, a partnership owned by the two selling shareholders, Eran Engineering executed a promissory note in the principal amount of $600,000, bearing simple interest at the rate of 6% per annum. At March 31, 2005, the principal balance on the note was $324,452.

On September 1, 2003 we executed a non-interest bearing promissory note in favor of our Vice President and Director, Joseph T.W. Gledhill for the principal amount of $459,700, which is due and payable on or before September 30, 2006. We made no payments to Mr. Gledhill under this note during our fiscal years 2003 and 2004. At March 31, 2005, the outstanding principal due under this note was $459,700.

In August 2003, our wholly-owned subsidiary, E.M. Tool Company, Inc. executed a promissory note in favor of Austin D. Lucas, Inc. in the principal amount of $131,529, payable in thirteen consecutive monthly installments of approximately $10,000 and bearing interest at the rate of 10%. At March 31, 2005, the principal balance on this note was $13,333.

On June 30, 2003, we and our wholly-owned subsidiary, E.M. Tool Company, Inc., executed a promissory note in favor of Financial Federal Credit, Inc. in the amount of $2,059,868, payable in consecutive monthly installments commencing on September 1, 2003 and maturing in May 2008 as follows: 6 installments, each in the amount of $10,000, then 53 installments, each in the amount of $21,000, and a balloon payment at maturity in the amount of $886,886. The obligations to make payment under the note is secured by our grant of a security interest in favor of Financial Federal Credit, Inc. in our goods, inventory, equipment, accounts, accounts receivables, documents, instruments, chattel paper, contract rights, general intangibles, investment property, securities entitlements, deposit accounts, fixtures and other property belonging to us or in which we have any interest (collectively, the "Collateral"). In addition, the obligations of E.M. Tool Company, Inc. to make payments under the note are likewise secured by its grant of a security interest in its Collateral to Financial Federal Credit, Inc. At March 31, 2005, the principal remaining balance on the note was $1,393,400.

On January 1, 2003, we executed a promissory note in favor our Vice President and Director, Joseph T.W. Gledhill, for the principal amount of $100,000 and accruing simple interest at the rate of 6% per annum. The principal and accrued interest under this note became due on January 20, 2003. Although we have not repaid this note when due, Mr. Gledhill has not called us in default under the note, and we have agreed to make payments on it as funds become available. At March 31, 2005, the outstanding principal and interest due under the note was $75,810.

In September 5, 2002, our wholly-owned subsidiary, Elite Machine, executed a secured promissory note in the amount of $1,037,683.95 in favor of Financial Federal Credit, Inc., and bearing interest at the rate of 8.25%. The note is payable in monthly installments of $8,250 for a period of 60 months, and a balloon payment on the 61st month of $542,683.96. This note is secured by the assets of Elite Machine and guaranteed by our Director, President and Chief Executive Officer, Lawrence A. Consalvi. At March 31, 2005, the balance on this note was $652,550.

Inflation

Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2005, except that rising oil and gas prices may materially and adversely impact the economy generally.

RISK FACTORS

Our prospects are subject to certain uncertainties and risks. This Quarterly Report on Form 10-QSB for the three months ending March 31, 2005, also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results, and our actual results could differ materially from those projected in the forward-looking statements. Such differences may be the result of certain risks, including but not limited to those risk factors set forth below, other one-time events and other important factors previously disclosed or to be disclosed from time to time in our other filings with the Securities and Exchange Commission. The following risk factors should be considered carefully in evaluating the Company and its business because these risks currently have a significant impact or may have a significant impact in the future on our business, operating results and financial condition. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business.

Our auditors have expressed "substantial doubt" about our ability to continue as a going concern.

As reported by our auditor in Note 6 to our Unaudited Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB for our fiscal quarter ended March 31, 2005, our independent auditor has expressed "substantial doubt" about our ability to continue as a going concern, due to our substantial accumulated deficits of $601,639 at March 31, 2005. We have taken certain restructuring steps to provide the necessary capital to continue our operations, such as the raising of approximately $735,000 through a sale of new restricted shares of common stock of our Company. Further, our management believes that the addition of five new profitable subsidiaries has brought further strength to our financial position. However, there can be no assurance whether, or when, these steps will resolve our accumulated and working capital deficits and we may continue to incur net losses through 2005 and possibly beyond. Additionally, we expect to incur significant expenses as we focus on our business strategy. As a result, we will need to generate significant revenue to achieve profitability, which may not occur. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve and maintain profitability our business will be materially impacted and the value of our stockholders' investments may decline.

The SEC has instituted administrative proceedings against us because we have failed to meet our reporting requirements under the Securities Exchange Act of 1934.

In April 2005, the Securities and Exchange Commission ("SEC") instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against our President, Chief Executive Officer and Director, Lawrence A. Consalvi, in Administrative Proceeding File No. 3-11894. The SEC seeks to suspend the registration of our securities for a period not exceeding 12 months or revoke the registration of our securities pursuant to Section 12 of the 1934 Act, and to cause us and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. The proceedings arose from our failure to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual report on Form 10-K for the fiscal three months ended December 31, 2004, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as our President, caused us to violate these reporting requirements. Although we intend to vigorously defend against these actions and to bring all our delinquent filings up to date, there can be no assurance that the SEC will not pursue this action even after these filings have been made. If the registration of our securities is either suspended or revoked, our stockholders will not be able to publicly sell our securities unless and until, whatever the case may be, the period of suspension is over or we are able to have a new registration statement declared effective by the SEC, and there is no assurance that we would be able to accomplish that, or that any private market for our securities can or will develop.

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

For the six month period ended March 31, 2005, our sales to two customers represented 22.28% of net sales, and for the period ended March 31, 2004 our sales to two customers represent approximately 16.770% of net sales. At March 31, 2005, two of our customers accounted for approximately 16.48% of accounts receivable and at March 31, 2004, two of our customers accounted for approximately 63.81% of accounts receivable. The loss of any of these key customers would have a materially adverse impact on our future results of operations and financial condition.

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

In April 2005, the Securities and Exchange Commission ("SEC") instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against our President, Chief Executive Officer and Director, Lawrence A. Consalvi, in Administrative Proceeding File No. 3-11894. The SEC seeks to suspend the registration of our securities for a period not exceeding 12 months or revoke the registration of our securities pursuant to Section 12 of the 1934 Act, and to cause us and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. The proceedings arose from our failure to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual report on Form 10-K for the fiscal three months ended December 31, 2004, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as our President, caused us to violate these reporting requirements. Although we intend to vigorously defend against these actions and to bring all our delinquent filings up to date, there can be no assurance that the SEC will not pursue this action even after these filings have been made. If the registration of our securities is either suspended or revoked, our stockholders will not be able to publicly sell our securities unless and until, whatever the case may be, the period of suspension is over or we are able to have a new registration statement declared effective by the SEC, and there is no assurance that we would be able to accomplish that, or that any private market for our securities can or will develop.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Lawrence A. Consalvi, and our Chief Financial Officer, Mr. Jitu Banker (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2005, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings.

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

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2005. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or publicly reporting company. Below is a brief summary of our existing, pending and known threatened litigation as of the date of this report:

o On January 4, 2005, a complaint was filed against our wholly-owned subsidiary, Elite Machine Tool Company, Inc., in the matter entitled "BTL Machine v. Elite Machine Tool Company, Inc." The complaint was filed in Case No. 05CC01842 in the Superior Court of California, County of Orange, and alleges causes of action for breach of contract and implied warranty related to BTL Machine's claim that it received defective products from Elite Machine. BTL Machine seeks to recover approximately $64,000 in damages. The management of Elite Machine has denied any such liability for defective products and intends to vigorously defend the action. Elite Machine has filed a cross-compliant against BTL Machine seeking to recover approximately $5,000 in past due accounts receivable. This matter is currently in the discovery phase and, as such, our counsel has advised us that it is premature to attempt to estimate any potential outcome or loss at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In January 2005, we issued 600,000 shares of our restricted common stock pursuant to a Share Exchange Agreement with Lloyd R. Leavitt, III and the Leavitt Family Trust, in connection with our acquisition of Spacecraft Machine Products, Inc. We believe the issuance of our common stock was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In March 2004, we filed a Notice of Sale of Securities on Form D for the sale of restricted shares of our common stock to accredited investors at a purchase price of $0.75 per share for up to an aggregate of $1,000,000. The sale of our restricted common shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 506 of Regulation D, promulgated under the Securities Act. At May 31, 2005, we have received the sum of $775,000 for a total issuance of 1,319,299 shares of restricted common stock.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during the three months ending March 31, 2005. We did not repurchase any of our securities during the three months ending March 31, 2005, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a)  Information  Required  To Be  Disclosed  In A Report On Form  8-K,  But Not
Reported

Items 1.01(Material Definitive Agreements),  2.01 (Acquisition or Disposition of
Assets),   2.02  (Results  of  Operations  and  Financial  Condition)  and  3.02
(Unregistered Sales of Equity Securities).

Acquisition of Spacecraft Machine Products, Inc.

In January 2005, we acquired Spacecraft Machine Products, Inc. from its two shareholders, Lloyd R. Leavitt, III and the Leavitt Family Trust, pursuant to a Share Exchange Agreement whereby we acquired all of the outstanding capital stock of Spacecraft, aggregating 100,000 shares, in exchange for a total of 600,000 restricted shares of our common stock, 500,000 shares of which were distributed to Lloyd R. Leavitt, III, and the remaining 100,000 shares of which were distributed to the Leavitt Family Trust. The Share Exchange Agreement also provided for the additional payment of 150,000 restricted shares of our common stock in each year that Spacecraft meets certain annual profit goals as follows:
$200,000 gross profits by December 31, 2005, $300,000 gross profits by December 31, 2006, and $350,000 by December 31, 2007. In connection with and subsequent to our acquisition of Spacecraft, Spacecraft entered into an employment agreement with Lloyd R. Leavitt, III, to serve as its President at a compensation rate of $115,050 per annum. The initial term of this employment agreement is for one year commencing on January 31, 2005, and automatically renews for successive one year terms unless earlier terminated by either party. The employment agreement provides that the Mr. Leavitt may be terminated for cause. In addition, we engaged Lloyd R. Leavitt, III to serve as our Chief Operating Officer on a part-time basis during the six months following the closing of the acquisition, for no additional consideration, after which the parties may consider entering into a formal employment contract to provide for a salary and stock options. Spacecraft currently operates as our wholly-owned subsidiary out of its facilities located in Torrance, California. We believe the issuance of our common stock was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

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

Entry Into Definitive Agreement for the Acquisition of Nu-Tech Industrial Sales, Inc.

In March 2005, we entered into an agreement to purchase all of the outstanding capital stock of Nu-Tech Industrial Sales, Inc., a California Corporation ("Nu-Tech"), from its two shareholders, Robert Page and Kathy Page, pursuant to a Share Exchange Agreement whereby we will acquire all of the outstanding capital stock of Nu-Tech, aggregating 2,500 shares, in exchange solely for 2,500,000 restricted shares of our common stock. In connection with and subsequent to our acquisition of Nu-Tech, Nu-Tech is obligated to enter into an employment agreement with Robert Page and Kathy Page to serve as principal executive officers of Nu-Tech, at a joint compensation rate of $200,004 per annum. The term of their employment shall be for at least 2 years. The acquisition became effective as of April 1, 2005, and as of the date of the filing of this quarterly report on form 10-QSB for the fiscal quarter ended March 31, 2005, Nu-Tech operates as our wholly-owned subsidiary. The parties are currently negotiating the terms of a definitive employment agreement. We believe the issuance of our common stock was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Item 3.02. (Unregistered Sales of Equity Securities).

See Item 2, "UNREGISTERED SALES OF EQUITY SECURITIES" beginning on page 44, above.

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

ITEM 6.  OTHER EXHIBITS

--------------------------------------------------------------------------------
Exhibit
Number                                     Description
--------------------------------------------------------------------------------
2.1 (5)         Agreement and Plan of Reorganization dated December 11, 2001, by and between Gourmet Gifts, Inc., E.M. Tool Company, Inc.
                and the shareholders of E.M. Tool Company, Inc.
--------------------------------------------------------------------------------
2.2 (6)         Agreement  and  Plan  of  Reorganization  dated  March 31,
                2002  by and between Gateway  International  Holdings,  Inc.,
                GWIH Acquisition Corp., Bechler Cams,  Inc. and the
                shareholders of Bechler Cams, Inc.
--------------------------------------------------------------------------------
2.3 (8)         Agreement  and  Plan of  Reorganization  dated  April  26,
                2002 by and between Gateway International  Holdings, Inc.,
                GWIH Acquisition Corp., Nelson Engineering,  Inc. and the
                shareholders of Nelson Engineering, Inc.
--------------------------------------------------------------------------------
2.4 (8)         First  Amendment  to the  Agreement  and Plan of
                Reorganization  dated October 4, 2002 by and between Gateway
                International  Holdings,  Inc., GWIH Acquisition Corp.,
                Nelson  Engineering,  Inc. and the shareholders of Nelson
                Engineering, Inc.
--------------------------------------------------------------------------------
2.5 (8)         First  Amendment  to the  Agreement  and Plan of
                Reorganization  dated October 4, 2002 by and between Gateway
                International Holdings, Inc., GWIH  Acquisition  Corp.,
                Bechler Cams, Inc. and the shareholders of Bechler Cams, Inc.
--------------------------------------------------------------------------------
2.6 (10)        Agreement for Purchase and Sale and Escrow Instructions
                between Gateway International Holdings, Inc. and R&H
                Investments dated June 30, 2003.
--------------------------------------------------------------------------------
2.7(10)         Stock  Purchase   Agreement   between   Gateway   International
                Holdings,  Inc.  and Hans B.  Thallmayer  and Alice  Thallmayer
                dated June 17, 2003.
--------------------------------------------------------------------------------
3.1 (1) (2)     Articles of  Incorporation  of Gourmet  Gifts,  Inc.,  a Nevada
                corporation, filed on September 24, 1997.
--------------------------------------------------------------------------------
3.2 (1) (2)     Bylaws of Gourmet Gifts, Inc., a Nevada corporation.
--------------------------------------------------------------------------------
3.3 (11)        Amended Articles of Incorporation of Gourmet Gifts, Inc.
--------------------------------------------------------------------------------
4.1 (1) (2)     Specimen Common Stock Certificate.
--------------------------------------------------------------------------------
10.1 (3)        Promissory  Note dated August 10, 2000 between  Gourmet  Gifts,
                Inc. and Kim Farran.
--------------------------------------------------------------------------------
10.2 (4)        Promissory  Note dated December 11, 2000 between Gourmet Gifts,
                Inc. and Stanley K. Stilwell.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.3 (11)       Lease  dated  July 1,  2002  between  IPERS  Brea/Golden  State
                Business Parks, Inc. and Nu-Tech Industrial Sales, Inc.
--------------------------------------------------------------------------------
10.4 (11)       Promissory  Note  dated  January  1,  2003  issued  by  Gateway
                International Holdings, Inc. to Joseph T.W. Gledhill
--------------------------------------------------------------------------------
10.5 (11)       Mutual  Rescission  of  Contracts  and Releases of Claims dated
                May  15,  2003 by and  among  Gateway  International  Holdings,
                Inc., E.M. Tool Company,  Inc. (doing business as Elite Machine
                Tool Company,  Inc.), Lawrence Consalvi,  Joseph T.W. Gledhill,
                Nelson Engineering, Inc., Don Nelson and Rich Lund
--------------------------------------------------------------------------------
10.6 (11)       Promissory  Note  dated  June  30,  2003  issued  by  Financial
                Federal Credit, Inc. to Gateway  International  Holdings,  Inc.
                and E.M. Tool Company, Inc.
--------------------------------------------------------------------------------
10.7 (11)       Promissory  Note  dated  September  1, 2003  issued by  Gateway
                International Holdings, Inc. to Joseph T.W. Gledhill
--------------------------------------------------------------------------------
10.8 (11)       Mutual  Rescission  of  Contracts,   Settlement  Agreement  and
                Release of Claims dated  November 20, 2003 by and among Gateway
                International   Holdings,   Inc.,  E.M.  Tool  Company,   Inc.,
                Lawrence  Consalvi  and Joseph  T.W.  Gledhill,  Bechler  Cams,
                Inc., Daniel Lennert and Laura Stearman
--------------------------------------------------------------------------------
10.9 (11)       Promissory  Note  dated  January  1,  2004  issued  by  Gateway
                International Holdings, Inc. to Joseph T.W. Gledhill
--------------------------------------------------------------------------------
10.10 (11)      Letter   Agreement   dated  April  8,  2004   between   Gateway
                International Holdings, Inc. and Nelson Engineering, Inc.
--------------------------------------------------------------------------------
10.11 (11)      Standard Industrial/Commercial  Multi-Tenant Lease dated August
                20,  2004  between  Lawrence  A.  Consalvi  individually  doing business as Elite Machine Tool Company and SG&H Partners L.P.
--------------------------------------------------------------------------------
10.12 (11)      Addendum to Standard  Industrial/Commercial  Multi-Tenant Lease
                dated  August 20, 2004 between  Elite  Machine Tool Company and
                SG&H Partners L.P.
--------------------------------------------------------------------------------
10.13 (11)      Share  Exchange  Agreement  dated  September  28, 2004  between
                Gateway International  Holdings,  Inc., All American CNC Sales,
                Inc. and the shareholders of All American CNC Sales, Inc.
--------------------------------------------------------------------------------
10.14 (11)      Employment  Agreement  dated  September  28,  2004  between All
                American CNC Sales, Inc. and Tim Consalvi
--------------------------------------------------------------------------------
10.15 (11)      Share  Exchange   Agreement  dated  December  7,  2004  between
                Gateway  International  Holdings,  Inc.,  Gledhill/Lyons,  Inc.
                (doing business as Accurate  Technologies) and the shareholders of Accurate Technologies.
--------------------------------------------------------------------------------
10.16 (11)      Employment   Agreement   dated   December   7,   2004   between
                Gledhill/Lyons,  Inc.,  d/b/a Accurate  Technologies,  Inc. and
                David Lyons.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.17 (11)      Employment   Agreement   dated   December   7,   2004   between
                Gledhill/Lyons,  Inc.,  d/b/a Accurate  Technologies,  Inc. and
                William Gledhill
--------------------------------------------------------------------------------
10.18 (11)      Share  Exchange  Agreement  dated  December  23,  2004  between
                Gateway  International  Holdings,  Inc.,  ESK,  Inc.,  and  the
                shareholders of ESK, Inc.
--------------------------------------------------------------------------------
10.19 (11)      Share  Exchange  Agreement  effective  January 31, 2005 between
                Gateway  International   Holdings,   Inc.,  Spacecraft  Machine
                Products,  Inc.,  Lloyd R. Leavitt,  III and the Leavitt Family
                Trust
--------------------------------------------------------------------------------
10.20 (11)      Secured  Promissory  Note effective  January 31, 2005 issued by
                Gateway  International  Holdings,  Inc. to the  Leavitt  Family
                Trust
--------------------------------------------------------------------------------
10.21 (11)      Employment   Agreement   effective  January  31,  2005  between
                Spacecraft Machine Products, Inc. and Lloyd R. Leavitt
--------------------------------------------------------------------------------
10.22 (11)      Stock  Pledge  Agreement  effective  January 31,  2005  between
                Gateway International Holdings, Inc. and Lloyd R. Leavitt
--------------------------------------------------------------------------------
10.23 (11)      Share Exchange  Agreement  dated March 31, 2005 between Gateway
                International  Holdings,  Inc.,  Nu-Tech Industrial Sales, Inc.
                and the shareholders of Nu-Tech Industrial Sales, Inc.
--------------------------------------------------------------------------------
10.24 (11)      Promissory  Note  dated  October  1,  2002  issued  by  Gateway
                International  Holdings,  Inc. to Elite  Machine Tool  Company,
                Inc.
--------------------------------------------------------------------------------
10.25 (11)      Promissory  Note dated  September  5, 2002 issued by  Financial
                Federal  Credit,  Inc.  to  Larry  A.  Consalvi,  d/b/a/  Elite
                Machine Tool Company, Inc. and E.M. Tool Company, Inc.
--------------------------------------------------------------------------------
14.1 (11)       Code of Ethics for Gateway International Holdings, Inc.
--------------------------------------------------------------------------------
16.1 (3)        Letter of Albright,  Persing & Associates,  Ltd.  dated January
                9, 2001.
--------------------------------------------------------------------------------
16.2 (5)        Letter of David E. Coffey, CPA, dated February 3, 2001.
--------------------------------------------------------------------------------
16.3 (11)       Letter of Squar  Milner  Reehl and  Williamson,  LLP dated June
                14, 2005.
--------------------------------------------------------------------------------
31.1*           Certification  of Chief Executive  Officer  Pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
31.2*           Certification  of Chief Financial  Officer  Pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
32.1*           Certification  of Chief Executive  Officer  Pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
32.2*           Certification  of Chief Financial  Officer  Pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
99.1 (7)        Certification  of Chief  Executive  Officer and Chief Financial
                Officer  Pursuant  to  18  U.S.C.   Section  1350,  as  Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
99.2 (9)        Unaudited Pro Forma Combined Balance Sheet for Gateway as of
                September 30, 2002.
--------------------------------------------------------------------------------
99.3 (9)        Financial  Statements  for  Nelson  Engineering,   Inc.  as  of
                September 30, 2002.
--------------------------------------------------------------------------------
99.4 (9)        Financial  Statements  for Bechler  Cams,  Inc. as of September
                30, 2002.
--------------------------------------------------------------------------------
99.5 (12)       Press release dated November 8, 2004 regarding the unaudited financial results for 2004.
--------------------------------------------------------------------------------

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

(12) Filed on July 22, 2005 as an exhibit to Gateway's quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 2004 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY INTERNATIONAL HOLDINGS, INC.


By:  /s/ Lawrence A. Consalvi
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Date:  August 2, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Lawrence A. Consalvi
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Director
     Date:  August 2, 2005

By:  /s/Jitu Banker
     -----------------------------------
     Jitu Banker
     Chief Financial Officer and Secretary
     Date:  August 2, 2005

By:  /s/ Lloyd R. Leavitt, III
     -----------------------------------
     Lloyd R. Leavitt, III
     Chief Operating Officer and Director
     Date:  August 2, 2005