Form 10QSB
period 2003-03-31
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2005-08-12
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: March 31, 2003

      |_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period __________to_________

                        Commission File Number: 000-26017

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                     95-3819300
  ---------------------------------          ---------------------------------
    (State or other jurisdiction             (IRS Employer Identification No.)
  of incorporation or organization)


      3840 East Eagle Drive
       Anaheim, California                                92807
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

          Issuer's telephone number, including area code: 714-630-6253 Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

As of August 5, 2005, there were 40,307,254 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): |_| Yes |X| No

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
                                   Form 10-QSB

                For the Fiscal Three months ended March 31, 2003

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.................................................3

   ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED).............................3

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS .......................19

   ITEM 3.        CONTROLS AND PROCEDURES.....................................43

PART II - OTHER INFORMATION...................................................44

   ITEM 1.        LEGAL PROCEEDINGS...........................................44

   ITEM 2.        UNREGISTERED SALES OF EQUITY..................................

                  SECURITIES AND USE OF PROCEEDS..............................46

   ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.............................47

   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........47

   ITEM 6.        OTHER EXHIBITS..............................................48

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                                  March 31, 2003
Assets

Current Assets:
Cash and cash equivalents                                           $    20,045
Accounts receivable, net                                                130,944
Inventories                                                             159,071
                                                                    -----------
Total current assets                                                    310,060

Deposits                                                                 13,395
                                                                    -----------
Total Assets                                                        $   323,455
                                                                    ===========


Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities                            $   594,234
Current Portion of notes payable                                        251,484
Current portion of notes payable to related parties                           0
                                                                    -----------
Total Current Liabilities                                               845,718

Notes Payable, less current portion                                     720,524
Notes Payable to related parties, less current portion                  559,700
                                                                    -----------
Total Liabilities                                                   $ 2,125,942
                                                                    ===========

Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding                                 --
Common stock, $0.001 par value; 100,000,000 shares
authorized; 15,921,000 shares issued and outstanding                     15,921
Additional paid in capital                                               91,979
Stockholder note receivable                                             (70,461)
Accumulated deficit                                                  (1,839,926)
                                                                    -----------
Total stockholders' deficit                                          (1,802,487)
                                                                    -----------
Total Liabilities and Stockholders' Deficit                         $   323,455
                                                                    ===========

              The accompanying notes are an integral part of these
                         unaudited financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three month and six month periods ended March 31, 2003 and 2002
                                   (Unaudited)

                                              For the three month              For the six month
                                                 periods ended                   periods ended
                                         March 31, 2003  March 31, 2002  March 31, 2003  March 31, 2002
                                           (3 months)      (3 months)      (6 months)      (6 months)
Net sales                                 $    735,538         426,936       1,962,823       1,183,928
Cost of sales                                  498,533         363,699       1,400,342       1,083,055
                                          ------------    ------------    ------------    ------------
Gross Profit                                   237,005          63,237         562,481         100,873
Operating expenses:

Selling, general and administrative            278,958         242,736         501,594         536,177
                                          ------------    ------------    ------------    ------------

Income(Loss) from continuing operations
before income taxes and discontinued
operations                                     (41,953)       (179,499)         60,887        (435,304)
Provision for income taxes                         800             800             800             800
--------------------------                         ---             ---             ---             ---
Income(Loss) from continuing operations        (42,753)       (180,299)         60,087        (436,104)

Income from subsidaries disposed               161,456              --         161,456              --
Loss on disposal of subsidiaries              (161,456)             --        (161,456)             --
                                          ------------    ------------    ------------    ------------
Income (Loss) from discontinued
operations                                          --              --              --              --
                                          ============    ============    ============    ============

Net Income (Loss)                              (42,753)       (180,299)         60,087        (436,104)
                                          ------------    ------------    ------------    ------------

NET INCOME PER SHARE:
Basic and diluted
Net Income per share                      $       0.00           (0.01)           0.00           (0.03)
                                          ============    ============    ============    ============

Weighted average
number of common shares outstanding         16,827,652      17,021,000      21,025,712      15,615,945
                                          ============    ============    ============    ============

                 The accompanying notes are an integral part of
                      these unaudited financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the six month period ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                  March 31,    March 31,
                                                                                    2003         2002
Cash flows from operating activities:
   Net Income (Loss)                                                              $  60,087    $(436,104)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                                  16,470       14,515
      Bad Debt expense                                                                2,373           --
       (Increase) decrease in current assets:
         Accounts receivable                                                       (124,111)     116,242
         Inventories                                                                 43,214      165,073
         Other assets                                                                (3,954)       4,000
       Increase (decrease) in current liabilities:
         Accounts payable and accrued liabilities                                    69,057      100,017
                                                                                  ---------    ---------
Net cash (used in) provided by operating activities                                  63,136      (36,257)
                                                                                  ---------    ---------

Cash flows from investing activities:
   Purchases of property and equipment                                                    0       (1,282)
                                                                                  ---------    ---------
Net cash used in investing activities                                                     0       (1,282)
                                                                                  ---------    ---------

Cash flows from financing activities:
   Issuance of common stock                                                              --       91,900
   Repayment of Stockholder Note Receivable                                           6,000
   Principal borrowings (repayments) on notes payable                               (38,052)    (155,966)
   Principal borrowings (repayments) on notes payable to related parties            (36,456)      22,000
                                                                                  ---------    ---------
Net cash provided by (used in) financing activities                                 (68,508)     (42,066)
                                                                                  ---------    ---------

Net Increase decrease in cash and cash equivalents                                   (5,372)     (79,605)
Cash at beginning of year                                                            25,417      106,150
                                                                                  ---------    ---------
Cash at end of year                                                               $  20,045    $  26,545
                                                                                  ---------    ---------

Supplemental disclosure of cash flow information Cash paid during the year for:
      Interest                                                                    $  47,838    $  28,121
                                                                                  =========    =========
      Income taxes                                                                $     800    $     800
                                                                                  =========    =========

                 The accompanying notes are an integral part of
                      these unaudited financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003


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

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. However certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included and the accompanying financial statements present fairly the financial position of the Company as of March 31, 2003, and the results of operations of the Company for the six months ended March 31, 2003 and 2002 and cash flows of the Company for the six months ended March 31, 2003 and 2002. These financial statements should be read in conjunction with the Company's September 30th, 2004 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 16, 2005. The interim results are not necessarily indicative of the results of operations for a full year.

Principles of Consolidation

The  consolidated   financial   statements   include  the  accounts  of  Gateway
International Holdings, Inc., and its wholly-owned subsidiary, E.M. Tool Company, Inc. (doing business as Elite Machine Tool Company, Inc.),

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

Intangible Assets

      The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 "goodwill and other intangible assets" and SFAS 144 "accounting for the impairment or disposal of long lived assets". Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates whether the assets are impaired annually or on an interim basis or if an event occurs or circumstances change to suggest that an asset's value has diminished. Under SFAS 144, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under SFAS 142, intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its review, the Company has written off $0 as impairment of its long-lived assets as of March 31, 2003 and 2002.

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

Basic and Diluted Earnings Per Common Share

Under SFAS 128, "Earnings Per Share", basic earnings per common share is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no additional potential common shares to be issued as of March 31, 2003 and 2002, respectively).

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

Segments of Business

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their reports issued to stockholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers. Reportable business segments for the six month period ended March 31, 2003 are from the date of the acquisition of the various subsidiaries.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has a note payable with a former related party, Nelson Engineering, Inc., that requires monthly payments including interest. The balance of the note is $107,472 at March 31, 2003 and $0 at March 31, 2002. The Company paid $2,675 in interest in connection with these notes payable during the six month period ended March 31, 2003 and $0 during the half year period ended March 31, 2002, which the Company has recorded in the accompanying statements of operations.

From time to time, the Company borrows funds from Joseph Gledhill, a stockholder and the Vice President of Gateway International Holdings, Inc. for working capital purposes, which is non-interest bearing. Also, Joseph Gledhill loaned the Company $160,000 to pay certain prior Gourmet stockholders in connection with the reverse merger. At March 31, 2003, outstanding borrowings on these notes totaled $559,700 and at March 31, 2002, the outstanding borrowings totaled $224,700.

At the time of our reverse merger of Elite Machine in December 2001, the balance owed by Larry Consalvi, CEO of our Company, to Elite Machine on advances made by Elite Machine to Mr. Consalvi was $76,461 . At the time these advances were made and prior to the reverse merger, Mr. Consalvi was a director and shareholder of Elite Machine. Subsequent to our reverse takeover of Elite Machine, the balance owed by Mr. Consalvi to Elite Machine in connection with these advances as of March 31, 2003 was $70,461 and March 31, 2002 is $76,461.

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company's articles of incorporation authorize up to 100,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of March 31, 2003 and 2002, the Company had no shares of preferred stock issued and outstanding.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

Common Stock

The Company's articles of incorporation authorize up to 100,000,000 shares of $0.001 par value common stock. preferred. At March 31, 2003 and 2002, the Company had 15,921,000 and 17,021,000 shares of common stock issued and outstanding.

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

In December 2004, the Company issued 219,800 restricted common stock shares to the shareholders of ESK, Inc. (ESK"), together with a cash payment of $50,000 for the purchase of all of the common stock of ESK, pursuant to which ESK became a wholly-owned subsidiary of Gateway International Holdings, Inc.

In January 2005, the Company issued 600,000 restricted common stock shares to the shareholders of Spacecraft Machine Products, Inc., for the purchase of all of the common stock of Spacecraft, pursuant to which Spacecraft became a wholly-owned subsidiary of Gateway International Holdings, Inc.

During the quarter ended March 31, 2005, the company issued shares of common stock for cash as follows:

      o     740,000 shares of common stock at the rate of $0.49 cents per share.
      o     133,354 shares of common stock at the rate of $0.75 cents per share.
      o     357,142 shares of common stock at the rate of $0.70 cents per share.

NOTE 4 - BUSINESS SEGMENTS

The Company operated in one segment in the period ended March 31, 2002 and 2003.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

Note 5 (a) - ACQUISITIONS COMPLETED IN 2004:

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

The allocation of the purchase price to the assets and liabilities assumed based on their fair values was as follows:


Cash and cash equivalents                                  $       55,845
Accounts receivable                                               281,717
Fixed assets                                                    2,162,438
Total Assets acquired                                           2,500,000

Note payable - Bank                                            (1,300,000)

Note payable - Seller                                          (1,200,000)
                                                           --------------
                                                           $           --
                                                           ==============

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

The allocation of the purchase price to the assets and liabilities assumed based on their fair values was as follows:

Current Assets                                             $       65,233
Fixed Assets                                                       58,885
Current Liabilities                                              (166,067)
Goodwill                                                          651,949
                                                           --------------
                                                                  610,000
Common Stock issued                                              (610,000)
                                                           --------------
                                                           $           --
                                                           ==============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

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

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

Current Assets                                             $      526,731
Fixed Assets                                                      551,036
Current Liabilities                                              (871,655)
Goodwill                                                        9,513,888
                                                           --------------
                                                                9,720,000
                                                           --------------
Common Stock issued                                            (9,720,000)
                                                           --------------
                                                           $           --

ESK, Inc.:

In December 2004, the Company completed the acquisition of ESK, Inc., a company engaged in assembly work for Eran Engineering, Inc. This company was the sole source of assembly work for Eran Engineering, Inc., and was acquired so that Eran could control and manage its own parts assembly needs.

The shareholders of ESK, Inc. received 219,800 restricted common stock shares of Gateway International Holdings, Inc., and a sum of $50,000.00 in exchange for all of the common shares of ESK, Inc. The purchase price, based on the average share price during the period and the cash payment was $212,000.00

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

Current Assets                                             $           --
Fixed Assets                                                           --
Current Liabilities                                                    --
 Goodwill                                                         212,000
                                                           --------------
                                                                  212,000
Cash                                                              (50,000)
Common Stock issued                                              (162,000)
                                                           --------------
                                                           $           --
                                                           ==============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

A Line Capital Corporation.:

In December 2004, the Company formed A Line Capital Corporation, a company that will be engaged in providing financial services for the Company including the leasing of machinery and equipment.

This company had no assets and liabilities and no revenues or income or losses for any period prior to December 2004.

Note 5 (b) - SUBSEQUENT EVENTS FOR ACQUISITIONS COMPLETED IN 2005:

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

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows;

Current Assets                                             $      348,098
Fixed Assets                                               $       41,219
Current Liabilities                                        $     (751,297)
Long Term Liabilities                                      $     (357,663)
Goodwill                                                   $    1,181,643
                                                           --------------
                                                           $      462,000
                                                           --------------

Common Stock issued                                        $      462,000
                                                           --------------

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

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

A summary of the Nu-Tech Industrial Sales, Inc. assets acquired, liabilities assumed and consideration paid is as follows:

                                                          Allocated Amount
                                                          ----------------
Current Assets                                             $      920,771
Fixed Assets                                                      470,625
Current Liabilities                                              (982,630)
Goodwill                                                        1,966,234
                                                           --------------
                                                                2,375,000
                                                           ==============
Consideration:
Common Stock issued                                        $    2,375,000
                                                           ==============

Unaudited Pro-forma revenue and net income assuming all the acquisitions in 2004 and 2005 had been completed at the beginning of the periods reported, on a pro-forma financial results would be as follows:

                                             For the 6 month periods ended
                                            March 31, 2003    March 31, 2002
                                             (Unaudited)       (Unaudited)

Revenue                                       7,198,282         6,430,742
Net Income (loss) for period                    448,390           211,229
Earnings per share                                 0.02              0.01

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

NOTE 6 - GOING CONCERN

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2003 the Company had an accumulated deficit of $(1,839,926). This matter raises substantial doubt about the Company's ability to continue as a going concern. The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. Since the year ended September 30, 2004 the Company, being well aware of the need to find additional capital, has raised $735,000 through a subscription of new restricted shares of the Company. Furthermore the addition of five new subsidiaries has further strengthened the Company.

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

Independent Accountants Scope Limitation

Our independent accountants were unable to review the income from operations of Nelson Engineering, Inc. and Bechler Cams, Inc. for the period October 1, 2002 through December 31, 2002 amounting to $161,456 which was included in the Consolidated Statement of Operations for the six months ended March 31, 2003 nor were they able to verify the loss on disposal of these subsidiaries amounting to $161,456 through other review procedures.

It is the opinion of our Management that the income from operations that is offset by the loss on disposal is immaterial as it has no effect on our income, net worth or earnings per share. The auditors have initiated consultation with the Securities and Exchange Commission regarding the removal of its scope limitation on that basis.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company leases certain property under operating lease agreements. The lease expires on September 30, 2006 and provide for monthly payments of $8,233. The company intends to continue leasing the property subsequent to September 30, 2006 on a month to month basis.

Future minimum rental commitments as of March 31, 2003 are as follows:

                                                          Operating Leases
                                                          ----------------

                                          2003             $       49,398
                                          2004                     98,796
                                          2005                     98,796
                                          2006                     98,796
                                                           --------------
                  Total minimum lease payments             $      345,786
                                                           ==============

Rent

Rent expense under operating leases for the period ended March 31, 2003 was $21,745 and $42,500 for the period ended March 31, 2002

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

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

The Company paid $800 for income tax and $ 47,838 for interest during the six month period ended March 31, 2003.

The Company paid $800 for income tax and $28,121 for interest during the year ended March 31, 2002.

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

As of August 8, 2005, we are a diversified holding company that operates through our wholly-owned subsidiaries principally in the aerospace and defense markets. We currently have 8 subsidiaries in operation including: Eran Engineering, Inc., Elite Machine Tool Company, Inc., All American CNC Sales, Inc., A-Line Capital Corporation, Accurate Technology, ESK, Inc., Spacecraft Machines, Inc., and Nu-Tech Industrial Sales, Inc. Our strategy has been to seek and acquire profitable, cash flow positive companies that will compliment and diversify our existing portfolio of companies with a focus on potential acquisitions in the aerospace and defense markets.

SUBSEQUENT EVENTS.

Acquisition of Eran Engineering, Inc.

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

Acquisition of All American CNC Sales, Inc.

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

Acquisition of Gledhill/Lyons, Inc. d.b.a. Accurate Technology

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

Incorporation of A-Line Capital Corporation

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

Acquisition of ESK, Inc.

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

Rescission of Acquisition of Nelson Engineering, Inc.

On October 4, 2002, we entered into an Agreement of Merger with Nelson Engineering, Inc. ("NEI"), a first-tier manufacturer of precision machine parts in the electronics, medical and automotive industry sectors, and GWIH Acquisition Corp. II, our wholly-owned subsidiary formed solely for the purpose of effecting the merger with NEI. Pursuant to the Agreement of Merger, we issued 6,175,300 restricted shares of our common stock in exchange for all of the 1,935 common shares of NEI issued and outstanding as of the date of the acquisition. Subsequent to the merger, we filed a Current Report on Form 8-K regarding the merger of NEI with and into our wholly-owned subsidiary, and following the effective date of the merger, NEI continued as our wholly-owned subsidiary. In the months following the merger, disputes arose between the President and former controlling shareholder of NEI, and our management over significant apparent differences in our respective business objectives and policies, such that the parties each determined that they could not work together and that the merger of NEI should be rescinded. Accordingly, the parties amicably negotiated a Mutual Rescission of Contracts and Release of Claims, dated May 15, 2003, pursuant to which the merger transaction was rescinded effective January 1, 2003. In connection with the rescission, we returned to the former shareholders of NEI their shares of NEI acquired in the merger, in exchange for their return of the shares of our stock they received in the merger, and the immediate resignation of Don Nelson from our Board of Directors. The agreement also contained mutual releases of claims. Accordingly, NEI no longer operates as our subsidiary or affiliate.

Rescission of Acquisition of Bechler Cams, Inc.

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

Independent Accountants Scope Limitation

Our independent accountants were unable to review the income from operations of Nelson Engineering, Inc. and Bechler Cams, Inc. for the period October 1, 2002 through December 31, 2002 amounting to $161,456 which was included in the Consolidated Statement of Operations for the six months ended March 31, 2003 nor were they able to verify the loss on disposal of these subsidiaries amounting to $161,456 through other review procedures.

It is the opinion of our Management that the income from operations that is offset by the loss on disposal is immaterial as it has no effect on our income, net worth or earnings per share. The auditors have initiated consultation with the Securities and Exchange Commission regarding the removal of its scope limitation on that basis.

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

   Results of Operations for the Three Months Ended March 31, 2003 and 2002.

                                   March 31, 2003             March 31, 2002
                              ----------------------     ----------------------

Net Sales                     $ 735,538          100%    $ 426,936          100%
Cost of Sales                   498,533        67.78       363,699        85.19
                              ---------    ---------     ---------    ---------

Gross Profits                   237,005        32.22        63,237        14.81
Selling, General and
Administrative Expenses         278,958        37.93       242,736        56.86
Operating Expenses              278,958        37.93       242,736        56.86
                              ---------    ---------     ---------    ---------

Income (Loss) from
Operations                      (41,953)       (5.70)     (179,499)      (42.04)
                              ---------    ---------     ---------    ---------
Income (Loss) from
continuing operations before
income taxes and
discontinued operations         (41,953)       (5.70)     (179,499)      (42.04)
Provision for Income Taxes          800          .11           800          .19

Income (Loss) from
continuing operations after
income tax provision and
before discontinued
operations                      (42,753)       (5.81)     (180,299)      (42.23)
Income from subsidiaries
disposed of                     161,456        21.95             0            0
Loss on disposal of
subsidiaries                   (161,456)      (21.95)            0            0
                              ---------    ---------     ---------    ---------
Net Income (Loss)               (42,753)       (5.81)     (180,299)      (42.23)


Revenues

Net Revenues for the three months ended March 31, 2003 increased to $735,538 from $426,936 for the three months ended March 31, 2002. The increase in net sales of $308,602, or approximately 72.28%, over the 2002 period is due primarily to an increase in demand for machine tool equipment.

Cost of Sales

Cost of sales for the three months ended March 31, 2003 increased to $498,533 from $363,699 for the three months ended March 31, 2002. The overall increase in cost of sales of $134,834, or approximately 37.07%, over the 2002 period is directly attributable to an increase in sales during this period.

Gross Profits

Overall gross profits for the three months ended March 31, 2003 increased to $237,005 from $63,237 for the three months ended March 31, 2002. The overall increase in gross profits of $173,768 or approximately 274.79% over the 2002 period, is directly attributable to an increase in sales and gross margins of the machine tool equipment sold during this period.

Operating Expenses

Total operating expenses for the three months ended March 31, 2003 increased to $278,958 from $242,736 for the three months ended March 31, 2002. The overall increase in expenses of approximately $36,222, or approximately 14.92% over the 2002 period is covered below in our discussions of Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses

Selling,  general and  administrative  expenses for the three months ended March
31, 2003 increased to $278,958 from $242,736 for the three months ended March 31, 2002. The increase in selling, general and administrative expenses of $36,222, or approximately 14.92% over the prior period is due primarily to costs associated with an increase in sales of machine tool equipment during this period.

Income (Loss) from Operations

Loss from operations for the three months ended March 31, 2003 decreased to $(41,953) from $(179,499) for the three months ended March 31, 2002. The decrease in the loss from our operations of $137,546, or approximately 76.63% over the prior period, is directly attributable to an increase in sales and gross margins of equipment sold during this period.

Interest Income

We had no interest income during the three months ended March 31, 2003, and we had no interest income for the three months ended March 31, 2002.

Other Income

We had no other income during the three months ended March 31, 2003, and we had no other income for the three months ended March 31, 2002.

Income (Loss) from Continuing Operations Before Income Taxes and Discontinued Operations.

The loss from our continuing operations before income taxes and discontinued operations for the three months ended March 31, 2003 decreased to $(42,753) from ($180,299) for the three months ended March. This decrease in losses from continuing operations before income taxes and discontinued operations of $137,546 or 76.29% over the prior period was due primarily to an increase in sales and gross margins of equipment sold during this period.

Income (Loss) from Discontinued Operations

For the three months ended March 31, 2002, we had income from the operations of our wholly-owned subsidiaries, Nelson Engineering, Inc. and Bechler Cams, Inc. of $161,456. Upon rescission of the acquisitions of Nelson Engineering, Inc. and Bechler Cams, Inc. described elsewhere in this report, we reported losses of ($161,456) resulting from the discontinued operations of these former, wholly-owned subsidiaries.

Net Income (Loss)

Net Loss for the three months ended March 31, 2003 decreased to $(42,753) from $(180,299) for the three months ended March 31, 2002. This decrease in Net Loss of $137,546 or approximately 76.29% was due primarily to an increase in sales and gross margins of equipment sold during this period.

     Results of Operations for the Six Months Ended March 31, 2003 and 2002.

                                     March 31, 2003                 March 31, 2002
                               --------------------------     --------------------------
Net Sales                      $ 1,962,823            100%    $ 1,183,928            100%
Cost of Sales                    1,400,342          71.34       1,083,055          91.48
                               -----------    -----------     -----------    -----------
Gross Profits                      562,481          28.66         100,873           8.52
Selling, General and
Administrative Expenses            501,594          25.55         536,177          45.29
Operating Expenses                 501,594          25.55         536,177          45.29
                               -----------    -----------     -----------    -----------
Income (Loss) from
Operations                          60,887           3.10        (435,304)        (36.77)
                               -----------    -----------     -----------    -----------
Income (Loss) from
continuing operations before
income taxes and
discontinued operations             60,887           3.10        (435,304)        (36.77)
Provision for Income Taxes             800            .04             800            .07

Income (Loss) from
continuing operations after
income tax provision and
before discontinued
operations                          60,887           3.10        (436,104)        (36.84)
Income from subsidiaries
disposed of                        161,456           8.23               0              0
Loss on disposal of
subsidiaries                      (161,456)         (8.23)              0              0
                               -----------    -----------     -----------    -----------
Net Income (Loss)                   60,887           3.06        (436,104)        (36.84)

Revenues

Net Revenues for the six months ended March 31, 2003 increased to $1,962,823 from $1,183,928 for the six months ended March 31, 2002. The increase in net sales of $778,895, or approximately 65.79%, over the 2002 period is due primarily to an increase in demand for machine tool equipment.

Cost of Sales

Cost of sales for the six months ended March 31, 2003 increased to $1,400,342 from $1,083,055 for the six months ended March 31, 2002. The overall increase in cost of sales of $317,287, or approximately 29.30%, over the 2002 period is directly attributable to an increase in sales during this period.

Gross Profits

Overall gross profits for the six months ended March 31, 2003 increased to $562,481 from $100,873 for the six months ended March 31, 2002. The overall increase in gross profits of $461,608 or approximately 457.61% over the 2002 period, is directly attributable to an increase in sales and gross margins of the machine tool equipment sold during this period.

Operating Incomes (Expenses)

Total operating expenses for the six months ended March 31, 2003 decreased to $501,594 from $536,177 for the six months ended March 31, 2002. The overall decrease in expenses of approximately $(34,583), or approximately (6.45%) over the 2002 period is covered below in our discussions of Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2003 decreased to $501,594 from $536,177 for the six months ended March 31, 2002. The decrease in selling, general and administrative expenses of $(34,583), or approximately (6.45%) over the 2002 period over the prior period is due primarily to our ability to control our costs of sales, general and administrative expenses during this period.

Income (Loss) from Operations

Income from operations for the six months ended March 31, 2003 was $60,887, compared to a loss from operations of ($436,104) for the six months ended March 31, 2002. This increase in the income from operations of $496,191 over the prior period, is directly attributable to an increase in sales and gross margins of equipment sold during this period.

Interest Income

We had no interest income during the six months ended March 31, 2003, and we had no interest income for the six months ended March 31, 2002.

Other Income

We had no other income during the six months ended March 31, 2003, and we had no other income for the six months ended March 31, 2002.

Income (Loss) from Continuing Operations Before Income Taxes and Discontinued Operations.

Income from our continuing operations before income taxes and discontinued operations for the six months ended March 31, 2003 was $60,887, compare to a loss from continuing operations before income taxes and discontinued operations for the six months ended March 31, 2002 of $435,305. This increase in income from continuing operations before income taxes and discontinued operations of $496,191 over the prior period was due primarily to an increase in sales and gross margins of equipment sold during this period.

Income (Loss) from Discontinued Operations

For the six months ended March 31, 2002, we had income from the operations of our wholly-owned subsidiaries, Nelson Engineering, Inc. and Bechler Cams, Inc. of $161,456. Upon rescission of the acquisitions of Nelson Engineering, Inc. and Bechler Cams, Inc. described elsewhere in this report, we reported losses of ($161,456) resulting from the discontinued operations of these former, wholly-owned subsidiaries.

Net Income (Loss)

Net Income for the six months ended March 31, 2003 was $60,087 compared to a Net Loss of $(436,104) for the six months ended March 31, 2002. This increase in Net Income of $496,191 over the prior period was due primarily to an increase in sales and gross margins of equipment sold during this period.

Liquidity and Capital Resources

                                                  March 31,    March 31,
                                                    2003         2002
                                                    ----         ----
Net cash provided by (used in)
  operating activities                            $ 63,136    $(36,257)
Net cash used in
  investing activities                                   0      (1,282)
Net cash used in
  financing activities                             (68,508)    (42,066)

General

For the six months ended March 31, 2003, we had positive cash flows resulting from $63,136 of cash provided in our operating activities, $0 of cash provided in our investing activities, and $(68,508) used in our financing activities. Accordingly, for the six months ended March 31, 2003, our funds from operations were sufficient to cover our daily operations as further explained below.

Cash Flows from Operating Activities

Net cash provided (used) in operating activities of $63,136 for the six months ended March 31, 2003 was primarily attributable to a net profit of $60,087, adjustments to reconcile net income to net cash provided by operating activities, principally depreciation and amortization expense of $16,470, bad debt expense of $2,373, offset by changes in operating assets and liabilities of accounts receivable of $(124,111), inventories of $43,214, other assets of $(3,954) and accounts payable and accrued liabilities of $69,057.

Cash Flows from Investing Activities

Net cash provided (used) in investing activities of $0 for the six months ended March 31, 2003.

Cash Flows from Financing Activities

Net cash of $(68,508) provided (used) by our financing activities in the six months ended March 31, 2003 was due primarily to repayment of stockholder note payable of $6,000, principal borrowings (repayments) on notes payable of $(38,052), and principal borrowings (repayments) on notes payable to related parties of $(36,456).

Internal Sources of Liquidity

For the six months ended March 31, 2003, the funds generated from our operations were sufficient to fund our daily operations. Our gross profit for this period was $562,481, which was sufficient to meet our operating expenses of $501,594 for the same period. There is no assurance that funds from our operations will continue to meet the requirements of our daily operations. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity. (See Risk Factors - Risks Related To Our Business).

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

On January 1, 2003, we executed a promissory note in favor our Vice President and Director, Joseph T.W. Gledhill, for the principal amount of $100,000 and accruing simple interest at the rate of 6% per annum. The principal and accrued interest under this note became due on January 20, 2003. Although we have not repaid this note when due, Mr. Gledhill has not called us in default under the note, and we have agreed to make payments on it as funds become available. At September 30, 2003, the outstanding principal and interest due under the note was $100,000. At March 31, 2003, the outstanding principal and interest due under the note was $100,000.

In our fiscal quarter ended March 31, 2003, we had outstanding debt as evidenced by a promissory note in favor of Blaga Precision, which was payable in monthly installments of $10,000, including interest at 10% per annum. The balance outstanding at March 31, 2002 was $72,178, and at March 31, 2003 the balance outstanding was $32,519.

In our fiscal quarter ended March 31, 2003, we had outstanding debt as evidenced by a promissory note in favor of an individual, Mr. Daisuke Mikami, which was payable in 6 monthly installments of $3,500, including interest at 10% per annum. At March 31, 2002, the principal remaining balance on the loan was $58,146, and at March 31, 2003, the outstanding principal balance and interest due under this note was $41,634.

In September 5, 2002, our wholly-owned subsidiary, Elite Machine, executed a secured promissory note in the amount of $1,037,683.95 in favor of Financial Federal Credit, Inc., and bearing interest at the rate of 8.25%. The note is payable in monthly installments of $8,250 for a period of 60 months, and a balloon payment on the 61st month of $542,683.96. This note is secured by the assets of Elite Machine and guaranteed by our Director, President and Chief Executive Officer, Lawrence A. Consalvi. At March 31, 2003, the principal balance on the note was $759,282.

In our fiscal year 2003, we executed a non-interest bearing promissory note in favor of our Vice President and Director, Joseph T.W. Gledhill for the principal amount of $459,700, which is due and payable on or before September 30, 2006. We made no payments to Mr. Gledhill under this note during our fiscal years 2003. At March 31, 2003, the outstanding principal due under this note was $459,700.

Inflation

Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year ending September 30, 2003, except that rising oil and gas prices may materially and adversely impact the economy generally.

RISK FACTORS

Our prospects are subject to certain uncertainties and risks. This Quarterly Report on Form 10-QSB for the three months ending March 31, 2003, also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results, and our actual results could differ materially from those projected in the forward-looking statements. Such differences may be the result of certain risks, including but not limited to those risk factors set forth below, other one-time events and other important factors previously disclosed or to be disclosed from time to time in our other filings with the Securities and Exchange Commission. The following risk factors should be considered carefully in evaluating the Company and its business because these risks currently have a significant impact or may have a significant impact in the future on our business, operating results and financial condition. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business.

Our auditors have expressed "substantial doubt" about our ability to continue as a going concern.

As reported by our auditor in Note 6 to our Unaudited Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB for our fiscal quarter ended March 31, 2003, our independent auditor has expressed "substantial doubt" about our ability to continue as a going concern, due to our substantial accumulated deficits of $1,839,926 at March 31, 2003. We have taken certain restructuring steps to provide the necessary capital to continue our operations, such as the raising of approximately $735,000 through a sale of new restricted shares of common stock of our Company. Further, our management believes that the addition of five new profitable subsidiaries has brought further strength to our financial position. However, there can be no assurance whether, or when, these steps will resolve our accumulated and working capital deficits and we may continue to incur net losses through 2005 and possibly beyond. Additionally, we expect to incur significant expenses as we focus on our business strategy. As a result, we will need to generate significant revenue to achieve profitability, which may not occur. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve and maintain profitability our business will be materially impacted and the value of our stockholders' investments may decline.

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

During the six month period ended March 31, 2003, our sales to two customers represented 12.99% of net sales, and in six month period ended March 31, 2002, our sales to three customers represented approximately 42.1% of net sales. At March 31, 2003, two of our customers accounted for approximately 64% of accounts receivable and at March 31, 2002, two of our customers accounted for approximately 46% of accounts receivable. The loss of any of these key customers would have a materially adverse impact on our future results of operations and financial condition.

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

As of the date of the filing of this Report, a limited number of persons and their affiliates, including current and past management, own approximately 71% of our outstanding voting stock (on a pro forma, fully diluted basis, after giving effect to the above-mentioned acquisitions). Accordingly, these stockholders, if acting together, would be able to control virtually all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations. These actions could adversely affect the market price of our common stock and impact the value of our stockholders' investments.

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

Risks Related To Our Stock

The registration of our securities may be suspended for a period not exceeding 12 months or the registration of our securities may be revoked by the Securities and Exchange Commission.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Lawrence A. Consalvi, and our Chief Financial Officer, Mr. Jitu Banker (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2003, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings.

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

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2003. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

NONE.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during the three months ending March 31, 2003. We did not repurchase any of our securities during the three months ending March 31, 2003, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a)  Information  Required  To Be  Disclosed  In A Report On Form  8-K,  But Not
Reported

Item 8.01. Other Events (Certain Relationships And Related Transactions).

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

ITEM 6. OTHER EXHIBITS

Exhibit
Number                                  Description
------                                  -----------

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

10.26* Stock Purchase Agreement dated February 6, 2003 between Gateway International Holdings, Inc. and Joe Thomas.

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

GATEWAY INTERNATIONAL HOLDINGS, INC.


By: /s/ Lawrence A. Consalvi
    -----------------------------------------------
    Lawrence A. Consalvi
    President, Chief Executive Officer and Director
    Date:  August 11, 2005


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Lawrence A. Consalvi
    -----------------------------------------------
    Lawrence A. Consalvi
    President, Chief Executive Officer and Director
    Date:  August 11, 2005


By: /s/Jitu Banker
    -----------------------------------------------
    Jitu Banker
    Chief Financial Officer and Secretary
    Date:  August 11, 2005


By: /s/ Lloyd R. Leavitt, III
    -----------------------------------------------
    Lloyd R. Leavitt, III
    Chief Operating Officer and Director
    Date:  August 11, 2005