Form 10QSB/A
period 2003-03-31
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2005-08-12
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1
                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

Gateway International Holdings, Inc. ("us", "we", "our" or "Company") is filing this Form 10-QSB/A-1 to its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, as filed with the SEC on August 12, 2005 (the "Original Filing"). We are amending the Original Filing by filing a Form 10-QSB/A-1 to include an exhibit that was inadvertently not filed with the Original Filing.

The amendment of the Original Filing does not imply that any other part of the Original Filing has changed since the Original Filing. For the convenience of the reader, this Form 10-QSB/A-1 sets forth the Original Filing in its entirety. However, this Form 10-QSB/A-1 is only being amended to include an exhibit which was inadvertently not filed with the Original Filing, and no other information in the Original Filing is amended hereby. Furthermore, no other portion of the Original Filing has been updated to reflect other events occurring after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events.

Pursuant to the rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-QSB/A-1 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
                                 Form 10-QSB/A-1

                For the Fiscal Three months ended March 31, 2003

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.................................................3

   ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED).............................3

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS .......................18

   ITEM 3.        CONTROLS AND PROCEDURES.....................................42

PART II - OTHER INFORMATION...................................................43

   ITEM 1.        LEGAL PROCEEDINGS...........................................43

   ITEM 2.        UNREGISTERED SALES OF EQUITY..................................

                  SECURITIES AND USE OF PROCEEDS..............................45

   ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.............................46

   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........46

   ITEM 6.        OTHER EXHIBITS..............................................47

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following presentation of Management's Discussion and Analysis should be read in conjunction with the financial statements and notes thereto included in
Item 1 of this Quarterly Report on Form 10-QSB/A-1. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. This cautionary statement about reliance on forward-looking statements should be taken into serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the "safe harbor" protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this Report as well as in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of any future activities will not differ materially from our assumptions.

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

RISK FACTORS

Our prospects are subject to certain uncertainties and risks. This Quarterly Report on Form 10-QSB/A-1 for the three months ending March 31, 2003, also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results, and our actual results could differ materially from those projected in the forward-looking statements. Such differences may be the result of certain risks, including but not limited to those risk factors set forth below, other one-time events and other important factors previously disclosed or to be disclosed from time to time in our other filings with the Securities and Exchange Commission. The following risk factors should be considered carefully in evaluating the Company and its business because these risks currently have a significant impact or may have a significant impact in the future on our business, operating results and financial condition. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business.

Our auditors have expressed "substantial doubt" about our ability to continue as a going concern.

As reported by our auditor in Note 6 to our Unaudited Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB/A-1 for our fiscal quarter ended March 31, 2003, our independent auditor has expressed "substantial doubt" about our ability to continue as a going concern, due to our substantial accumulated deficits of $1,839,926 at March 31, 2003. We have taken certain restructuring steps to provide the necessary capital to continue our operations, such as the raising of approximately $735,000 through a sale of new restricted shares of common stock of our Company. Further, our management believes that the addition of five new profitable subsidiaries has brought further strength to our financial position. However, there can be no assurance whether, or when, these steps will resolve our accumulated and working capital deficits and we may continue to incur net losses through 2005 and possibly beyond. Additionally, we expect to incur significant expenses as we focus on our business strategy. As a result, we will need to generate significant revenue to achieve profitability, which may not occur. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve and maintain profitability our business will be materially impacted and the value of our stockholders' investments may decline.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or publicly reporting company. Below is a brief summary of our existing, pending and known threatened litigation as of the date of this report:

o On March 17, 2003 we were served with a complaint filed by Daniel Lennert and Laura Stearman, the owners and executive officers of Bechler Cams, Inc. ("BCI"). At the time we were served, BCI was our wholly-owned subsidiary which we had acquired in a merger transaction, effective November 15, 2002. The Complaint, which was filed in the Superior Court of California for the County of Orange as Case No. 03CC04435, sought, among other claims, to rescind the merger in order to return BCI to the plaintiffs, and other monetary relief. The complaint also named as defendants our executive officers and the executive officers of E.M. Tool Company, Inc., as well as the Securities and Exchange Commission (the "SEC"). The SEC subsequently removed the action to the United States District Court for the Central District of California, as Case No. SA CV 03-367 AHS (MLGx), following which it was dismissed on its own motion. Subsequent to being served with the Complaint, we filed responsive pleadings in which we denied the claims alleged by the BCI related parties, which allegations we contended were without merit and based on misstatements and false characterizations of fact and law. We engaged independent counsel to vigorously defend us against the BCI claims, and to file a cross-complaint against BCI and its officers, seeking damages and other relief due to BCI's withholding of financial information necessary for us to complete our quarterly report on Form 10-QSB/A-1 for the period ending March 31, 2003 and our subsequent audit for fiscal year 2003. The officers of BCI also refused, despite our several demands, to deliver to us BCI's financial information for the quarter ended March 31, 2003, which prevented us from timely filing our Form 10-QSB/A-1 for the quarter then ended. The case was subsequently settled pursuant to a Mutual Rescission of Contracts, Settlement Agreement and Release of Claims, effective as of November 20, 2003, pursuant to which the merger transaction was rescinded. In connection with the rescission, we returned to the former shareholders of BCI their shares of BCI acquired in the merger, in exchange for the return of their shares of our stock received in the merger (aggregating 11,837,500 shares), and the immediate resignation of Daniel Lennert from our Board of Directors. The agreement also contained mutual releases of claims.

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

(b) Item 401(g) of Regulation S-B

During our fiscal quarter covered by this Quarterly Report on Form 10-QSB/A-1, there have not been any material change to the procedures by which our security holders may recommend nominees to our Board of Directors.

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