Form 10QSB
period 2003-06-30
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2005-08-15
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2003

      |_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period __________to_________

                        Commission File Number: 000-26017


                      GATEWAY INTERNATIONAL HOLDINGS, INC.
        (Exact name of small Business Issuer as specified in its charter)


              Nevada                               95-3819300
          --------------                        ---------------
     (State or other jurisdiction                (IRS Employer
   of incorporation or organization)           Identification No.)


       3840 East Eagle Drive
        Anaheim, California                               92807
     -------------------------                         -----------
 (Address of principal executive offices)               (Zip Code)


          Issuer's telephone number, including area code: 714-630-6253 Securities registered under Section 12(b) of the Exchange Act: None


         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No


As of August 12, 2005, there were 40,307,254 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
                                   Form 10-QSB

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION.................................................3

   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)...................................3

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATION........................................................17

   ITEM 3.  CONTROLS AND PROCEDURES...........................................41

PART II - OTHER INFORMATION...................................................42

   ITEM 1.  LEGAL PROCEEDINGS.................................................42

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
             PROCEEDS.........................................................44

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................44

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS..........................................................44

   ITEM 5.  OTHER INFORMATION.................................................44

   ITEM 6.  OTHER EXHIBITS....................................................45

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                             June 30, 2003
   Assets

   Current Assets:
   Cash and cash equivalents                               $            302
   Accounts receivable, net                                          66,742
   Inventories                                                      147,275
                                                           ----------------
   Total current assets                                             214,319

   Other Assets:
   Deposits                                                          31,647

                                                           ----------------
   Total Assets                                            $        245,966
                                                           ================

   Liabilities and Stockholders' Deficit

   Current Liabilities:
   Accounts payable and accrued liabilities                $        605,810
   Current Portion of notes payable                                 218,294
   Current portion of notes payable to related parties                   --
                                                           ----------------
   Total Current Liabilities                                        824,104

   Notes Payable, less current portion                              710,895
   Notes Payable to related parties, less current portion           559,700
                                                           ----------------
   Total Liabilities                                              2,094,699

   Commitments and Contingencies

   Stockholders' Deficit
   Preferred stock, $0.001 par value; 10,000,000 shares
   authorized; no shares issued and outstanding                          --
   Common stock, $0.001 par value; 100,000,000 shares
   authorized; 15,921,000 shares issued and outstanding              15,921
   Additional paid in capital                                        91,979
   Stockholder note receivable                                      (74,961)
   Accumulated deficit                                           (1,881,672)
                                                           ----------------
   Total stockholders' deficit                                   (1,848,733)
                                                           ----------------
   Total Liabilities and Stockholders' Deficit             $        245,966
                                                           ================

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS AND NINE MONTHS PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                        For the three                   For the nine
                                                      month periods ended             month periods ended
                                                 June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002

NET SALES                                        $     814,131   $     524,179   $   2,776,955   $   1,708,107
Cost of sales                                          616,934         455,779       2,017,276       1,538,834
                                                 -------------   -------------   -------------   -------------
GROSS PROFIT                                           197,197          68,400         759,679         169,273
OPERATING EXPENSES:

Selling, general and administrative expenses           238,943         257,060         740,538         793,237
INCOME(LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS        (41,746)       (188,660)         19,141        (623,964)
Provision for income taxes                                  --             437             800           1,237
                                                 -------------   -------------   -------------   -------------
INCOME (LOSS) FROM CONTINUING OPERATION                (41,746)       (189,097)         18,341        (625,201)

Income from subsidiaries disposed                      161,456              --         161,456              --

Loss on disposal of subsidiaries                      (161,456)             --         161,456)             --
                                                 -------------   -------------   -------------   -------------
Income (Loss) from discontinued operations                  --              --              --              --
                                                 -------------   -------------   -------------   -------------

Net Income (Loss)                                $     (41,746)  $    (189,097)  $      18,314   $    (625,201)
                                                 =============   =============   =============   =============

NET INCOME (LOSS) PER SHARE:
Basic and diluted
Net Income (loss) per share
                                                 $        0.00   $       (0.01)  $        0.00   $       (0.04)
                                                 =============   =============   =============   =============

Weighted average
number of common shares outstanding                 16,827,652      17,021,000      19,603,738      16,084,297
                                                 =============   =============   =============   =============

                   The accompanying notes are an integral part
                    of these unaudited financial statements.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                           June 30, 2003   June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                       $      18,341   $    (625,201)
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization                               16,470          29,030
      Bad Debt expense                                            (1,273)             --
     (Increase) decrease in current assets:
         Accounts receivable                                     (59,909)        104,378
         Inventories                                              55,010         329,577
         Other assets                                            (22,208)         (8,500)
      Increase in current liabilities:
         Accounts payable and accrued liabilities                 84,281         208,771
                                                           -------------   -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         90,712          38,055
                                                           -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                --          (1,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                           --          91,900
   Repayment of Stockholder Note Receivable                         1500              --
   Principal repayments on notes payable                         (80,871)       (245,576)
   Principal borrowings (repayments) on notes
     payable to related parties                                  (36,456)         22,000
                                                           -------------   -------------
NET CASH USED IN FINANCING ACTIVITIES                           (115,827)       (131,676)
                                                           -------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (25,115)        (94,903)

CASH AT BEGINNING OF YEAR                                         25,417         106,150
                                                           -----------------------------
CASH AT END OF YEAR                                        $         302   $      11,247
                                                           =============================

Supplemental disclosure of cash flow information
   Cash paid during the year for:

      Interest                                             $      70,675   $      57,308
                                                           =============================
      Income taxes                                         $         800   $       1,237
                                                           =============================

                   The accompanying notes are an integral part
                    of these unaudited financial statements.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. However certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included and the accompanying financial statements present fairly the financial position as of June 30, 2003, and the results of operations for the nine months ended June 30, 2003 and 2002 and cash flows for the nine months ended June 30, 2003 and 2002. These financial statements should be read in conjunction with the Company's September 30th, 2004 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 16, 2005. The interim results are not necessarily indicative of the results of operations for a full year.

Principles of Consolidation

The  consolidated   financial   statements   include  the  accounts  of  Gateway
International Holdings, Inc., and its wholly owned subsidiary, E.M. Tool Company, Inc. (doing business as Elite Machine Tool Company, Inc.),

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 "goodwill and other intangible assets" and SFAS 144 "accounting for the impairment or disposal of long lived assets". Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates whether the assets are impaired annually or on an interim basis or if an event occurs or circumstances change to suggest that an asset's value has diminished. Under SFAS 144, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under SFAS 142, intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its review, the Company has written off $0 as impairment of its long-lived assets as of June 30, 2003 and 2002.

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

Basic and Diluted Earnings Per Common Share

Under SFAS 128, "Earnings Per Share", basic earnings per common share is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no additional potential common shares to be issued as of June 30, 2003 and 2002, respectively).

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

Segments of Business

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their reports issued to stockholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers. Reportable business segments for the nine month period ended June 30, 2003 are from the date of the acquisition of the various subsidiaries.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has a note payable with a former related party, Nelson Engineering, Inc., that requires monthly payments including interest. The balance of the note is $107,472 at June 30, 2003 and $0 at June 30, 2002. The Company paid $2,675 in interest in connection with this note payable during the nine month period ended June 30, 2003 and $0 during the nine month period ended June 30, 2002, which the Company has recorded in the accompanying statements of operations.

From time to time, the Company borrows funds from Joseph Gledhill, a stockholder and the Vice President of Gateway International Holdings, Inc. for working capital purposes, which is non-interest bearing. Mr. Joseph Gledhill loaned the Company $160,000 to pay certain prior Gourmet stockholders in connection with the reverse merger. At June 30, 2003, outstanding borrowings on these notes totaled $559,700 and at June 30, 2002, the outstanding borrowings totaled $224,700.

At the time of our reverse merger of Elite Machine in December 2001, the balance owed by Larry Consalvi, CEO of our Company, to Elite Machine on advances made by Elite Machine to Mr. Consalvi was $76,461 . At the time these advances were made and prior to the reverse merger, Mr. Consalvi was a director and shareholder of Elite Machine. Subsequent to our reverse takeover of Elite Machine, the balance owed by Mr. Consalvi to Elite Machine in connection with these advances as of June 30, 2003 was $74,961 and at June 30, 2002 was $76,461.

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company's articles of incorporation authorize up to 100,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of June 30, 2003 and 2002, the Company had no shares of preferred stock issued and outstanding.

Common Stock

The Company's articles of incorporation authorize up to 100,000,000 shares of $0.001 par value common stock. preferred. At June 30, 2003 and 2002, the Company had 15,921,000 and 17,021,000 shares of common stock issued and outstanding.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

During the quarter ended March 31, 2005, the company issued shares of common stock for cash as follows:

      o     740,000 shares of common stock at the rate of $0.49 cents per share.
      o     133,354 shares of common stock at the rate of $0.75 cents per share.
      o     357,142 shares of common stock at the rate of $0.70 cents per share.

NOTE 4 - BUSINESS SEGMENTS

The Company operated in one segment in the period ended June 30, 2002 and 2003.

NOTE 5 - (a) SUBSEQUENT EVENTS FOR ACQUISITIONS COMPLETED IN 2004:

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

The allocation of the purchase price to the assets and liabilities assumed based on their fair values was as follows:

                  Cash and cash equivalents  $         55,845
                  Accounts receivable                 281,717
                  Fixed assets                      2,162,438
                  Total Assets acquired             2,500,000

                  Note payable - Bank              (1,300,000)
                  Note payable - Seller            (1,200,000)
                                             ----------------

                                             $             --
                                             ----------------

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

The allocation of the purchase price to the assets and liabilities assumed based on their fair values was as follows:

                    Current Assets       $          65,233
                    Fixed Assets                    58,885
                    Current Liabilities           (166,067)
                    Goodwill                       651,949
                                         -----------------
                                                   610,000
                    Common Stock issued           (610,000)
                                         -----------------
                                         $              --
                                         =================

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

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

                    Current Assets       $         526,731
                    Fixed Assets                   551,036
                    Current Liabilities           (871,655)
                    Goodwill                     9,513,888
                                         -----------------
                                                 9,720,000
                                         -----------------
                    Common Stock issued         (9,720,000)
                                         -----------------
                                         $              --

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

                    Current Assets       $              --
                    Fixed Assets                        --
                    Current Liabilities                 --
                     Goodwill                      212,000
                                         -----------------
                                                   212,000
                    Cash                           (50,000)
                    Common Stock issued           (162,000)
                                         -----------------
                                         $              --
                                         =================

A Line Capital Corporation.:

In December 2004, the Company formed A Line Capital Corporation, a company that will be engaged in providing financial services for the Company including the leasing of machinery and equipment.

This company had no assets and liabilities and no revenues or income or losses for any period prior to December 2004.

NOTE 5 - (b) SUBSEQUENT EVENTS FOR ACQUISITIONS COMPLETED IN 2005:

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

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows;

                     Current Assets         $     348,098
                     Fixed Assets           $      41,219
                     Current Liabilities    $    (751,297)
                     Long Term Liabilities  $    (357,663)
                     Goodwill               $   1,181,643
                                            -------------
                                            $     462,000
                                            -------------

                     Common Stock issued    $     462,000
                                            -------------

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

A summary of the Nu-Tech Industrial Sales, Inc. assets acquired, liabilities assumed and consideration paid is as follows:

                                          Allocated Amount
                                         ------------------
                    Current Assets       $          920,771
                    Fixed Assets                    470,625
                    Current Liabilities            (982,630)
                    Goodwill                      1,966,234
                                         ------------------
                                                  2,375,000
                                         ==================

                    Consideration:
                    Common Stock issued  $        2,375,000
                                         ==================

Unaudited Pro-forma revenue and net income assuming all the acquisitions in 2004 and 2005 had been completed at the beginning of the periods reported, on a pro-forma financial results would be as follows:


                                For the nine month periods ended
                                 June 30, 2005    June 30, 2004
                                  (Unaudited)      (Unaudited)
Revenue                           10,464,759        9,288,727
Net Income (loss) for period         583,500          320,683
Earnings per share                      0.03             0.02

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 6 - GOING CONCERN

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2003 the Company had an accumulated deficit of $(1,881,672). This matter raises substantial doubt about the Company's ability to continue as a going concern. The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. Since the year ended September 30th, 2004 the Company, being well aware of the need to find additional capital, has raised $735,000 through a subscription of new restricted shares of the Company. Furthermore the addition of five new subsidiaries has further strengthened the Company.

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

Independent Accountants Scope Limitation

The independent accountants of the Company were unable to review the income from operations of Nelson Engineering, Inc. and Bechler Cams, Inc. for the period
October 1, 2002 through December 31, 2002 amounting to $161,456 which was included in the Consolidated Statement of Operations for the six months ended March 31, 2003 nor were they able to verify the loss on disposal of these subsidiaries amounting to $161,456 through other review procedures.

It is the opinion of the Company's management that the income from operations that is offset by the loss on disposal is immaterial as it has no effect on our income, net worth or earnings per share. The independent accountants have initiated consultation with the Securities and Exchange Commission regarding the removal of their scope limitation on that basis.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company leases certain property under operating lease agreements. The lease expires on September 30, 2006 and provide for monthly payments of $8,233. The company intends to continue leasing the property subsequent to September 30, 2006 on a month to month basis.

Future minimum rental commitments as of June 30, 2003 are as follows:

                                                Operating Leases
                                            ----------------------
              2003                          $               24,699
              2004                                          98,796
              2005                                          98,796
              2006                                          98,796
                                            ----------------------
              Total minimum lease payments  $              321,087
                                            ======================

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

RENT

Rent expense under operating leases for the period ended June 30, 2003 was $29,653 and $74,097 for the period ended June 30, 2002.

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

BTL MACHINE V. ELITE MACHINE TOOL COMPANY, INC.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

On October 20, 2004 the Company received correspondence from the Law Office of Joseph R. Campoli, Jr., attorney for James Betor, Raymond Omerza, Phillip Dubsky and Charles Harper, alleging violations of the Telephone Consumer Protection Act, Title F47, United States Code, Section 227 for transmitting the Company's unsolicited facsimile advertisements to certain individuals and seeking $6,800 in settlement of these claims. Subsequently, the Company's attorney contacted Mr. Campoli and advised him that the Company neither paid for nor authorized the sending of the unsolicited facsimiles, and had no knowledge that any third-party was sending unsolicited facsimiles purportedly on the Company's behalf. The plaintiffs have not pursued any further action against the Company with respect to these unsolicited facsimiles.

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $800 for income tax and $ 70,675 for interest during the nine month period ended June 30, 2003.

The Company paid $1,237 for income tax and $57,308 for interest during the nine month period ended June 30, 2002.

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

As of August 12, 2005, we are a diversified holding company that operates through our wholly-owned subsidiaries principally in the aerospace and defense markets. As explained below, we currently have 8 subsidiaries in operation including: Eran Engineering, Inc., Elite Machine Tool Company, Inc., All American CNC Sales, Inc., A-Line Capital Corporation, Accurate Technology, ESK, Inc., Spacecraft Machines, Inc., and Nu-Tech Industrial Sales, Inc. Our strategy has been to seek and acquire profitable, cash flow positive companies that will compliment and diversify our existing portfolio of companies with a focus on potential acquisitions in the aerospace and defense markets.

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

RESCISSION OF ACQUISITION OF NELSON ENGINEERING, INC.

On October 4, 2002, we entered into an Agreement of Merger with Nelson Engineering, Inc. ("NEI"), a first-tier manufacturer of precision machine parts in the electronics, medical and automotive industry sectors, and GWIH Acquisition Corp. II, our wholly-owned subsidiary formed solely for the purpose of effecting the merger with NEI. Pursuant to the Agreement of Merger, we issued 6,175,300 restricted shares of our common stock in exchange for all of the 1,935 common shares of NEI issued and outstanding as of the date of the acquisition. Subsequent to the merger, we filed a Current Report on Form 8-K regarding the merger of NEI with and into our wholly-owned subsidiary, and following the effective date of the merger, NEI continued as our wholly-owned subsidiary. In the months following the merger, disputes arose between the President and former controlling shareholder of NEI, and our management over significant apparent differences in our respective business objectives and policies, such that the parties each determined that they could not work together and that the merger of NEI should be rescinded. Accordingly, the parties amicably negotiated a Mutual Rescission of Contracts and Release of Claims, dated May 15, 2003, pursuant to which the merger transaction was rescinded effective January 1, 2003. In connection with the rescission, we returned to the former shareholders of NEI their shares of NEI acquired in the merger, in exchange for their return of the shares of our stock they received in the merger, and the immediate resignation of Don Nelson from our Board of Directors. The agreement also contained mutual releases of claims. Accordingly, NEI no longer operates as our subsidiary or affiliate

RESCISSION OF ACQUISITION OF BECHLER CAMS, INC.

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

INDEPENDENT ACCOUNTANTS SCOPE LIMITATION

Our independent accountants were unable to review the income from operations of Nelson Engineering, Inc. and Bechler Cams, Inc. for the period October 1, 2002 through December 31, 2002 amounting to $161,456 which was included in the Consolidated Statement of Operations for the nine months ended June 30, 2003 nor were they able to verify the loss on disposal of these subsidiaries amounting to $161,456 through other review procedures.

It is the opinion of our Management that the income from operations that is offset by the loss on disposal is immaterial as it has no effect on our income, net worth or earnings per share. The independent accountants have initiated consultation with the Securities and Exchange Commission regarding the removal of their scope limitation on that basis.

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

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002.

------------------------------------------------------------------------------------------
                                     JUNE 30, 2003                     JUNE 30, 2002
                              ---------------------------      ---------------------------
Net Sales                     $        814,131      100 %      $        524,179      100 %
Cost of Sales                          616,934    75.78                 455,779    86.95
                              ----------------   ------        ----------------   ------

Gross Profits                          197,197    24.22                  68,400    13.05
Selling, General and
Administrative Expenses                238,943    29.35                 257,060    49.04
Operating Expenses                     238,943    29.35                 257,060    49.04
                              ----------------   ------        ----------------   ------

Income (Loss) from
Operations                             (41,746)   (5.13)               (188,660)  (35.99)
                              ----------------   ------        ----------------   ------
Income (Loss) from
continuing operations before
income taxes and
discontinued operations                (41,746)   (5.13)               (188,660)  (35.99)
Provision for Income Taxes                 800     0.10                     437     0.08

Income (Loss) from
continuing operations after
income tax provision and
before discontinued
operations                             (41,746)   (5.13)               (189,097)  (36.07)
Income from subsidiaries
disposed of                            161,456    19.83                      --       --
Loss on disposal of
subsidiaries                          (161,456)  (19.83)                     --       --
                              ----------------   ------        ----------------   ------
Net Income (Loss)                      (41,746)   (5.13)               (189,097)  (36.07)
------------------------------------------------------------------------------------------

REVENUES

Net Revenues for the three months ended June 30, 2003 increased to $814,131 from $524,179 for the three months ended June 30, 2002. The increase in net sales of $289,952, or approximately 55.32%, over the 2002 period is due primarily to an increase in demand for machine tool equipment.

COST OF SALES

Cost of sales for the three months ended June 30, 2003 increased to $616,934 from $455,779 for the three months ended June 30, 2002. The overall increase in cost of sales of $161,155, or approximately 35.36%, over the 2002 period is directly attributable to costs incurred as a result in the increase in our purchasing activities to meet the increased demand for machine tool equipment.

GROSS PROFITS

Overall gross profits for the three months ended June 30, 2003 increased to $197,197 from $68,400 for the three months ended June 30, 2002. The overall increase in gross profits of $128,797 or approximately 188.30% over the 2002 period, is directly attributable to an increase in sales and gross margins of the machine tool equipment sold during this period.

OPERATING EXPENSES

Total operating expenses for the three months ended June 30, 2003 decreased to $238,943 from $257,060 for the three months ended June 30, 2002. The overall decrease in operating expenses of approximately $18,117, or approximately 7.05% over the 2002 period is covered below in our discussions of Selling, General and Administrative Expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 2003 decreased to $238,943 from $257,060 for the three months ended June 30, 2002. The decrease in selling, general and administrative expenses of $18,117, or approximately 7.05% over the 2002 period is due primarily to our ability to control our selling costs and general and administrative expenses during this period.

INCOME (LOSS) FROM OPERATIONS

Loss from operations for the three months ended June 30, 2003 decreased to $41,746 from $188,660 for the three months ended June 30, 2002. The decrease in the loss from our operations of $146,914, or approximately 77.87% over the prior period, is directly attributable to an increase in sales and gross margins of equipment sold during this period.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS

The loss from our continuing operations before income taxes and discontinued operations for the three months ended June 30, 2003 decreased to $41,746 from $188,660 for the three months ended June 30, 2002. This decrease in losses from continuing operations before income taxes and discontinued operations of $146,914 or 77.87% over the prior period was due primarily to an increase in sales and gross margins of equipment sold during this period.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

For the three months ended June 30, 2002, we had income from the operations of our wholly-owned subsidiaries, Nelson Engineering, Inc. and Bechler Cams, Inc. of $161,456. Upon rescission of the acquisitions of Nelson Engineering, Inc. and Bechler Cams, Inc. described elsewhere in this Report, we reported losses of ($161,456) resulting from the discontinued operations of these former, wholly-owned subsidiaries.

NET INCOME (LOSS)

Net Loss for the three months ended June 30, 2003 decreased to $41,746 from 189,097 for the three months ended June 30, 2002. This decrease in Net Loss of $147,351 or approximately 77.92% was due primarily to an increase in sales and gross margins of equipment sold during this period.

     RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002.

------------------------------------------------------------------------------------------
                                    JUNE 30, 2003                     JUNE 30, 2002
                              ---------------------------      ---------------------------

Net Sales                     $      2,776,955      100 %      $      1,708,107      100 %
Cost of Sales                        2,017,276    72.64               1,538,834    90.09
                              ----------------   ------        ----------------   ------

Gross Profits                          759,679    27.36                 169,273     9.91
Selling, General and
Administrative Expenses                740,538    26.67                 793,237    46.44
Operating Expenses                     740,538    26.67                 793,237    46.44
                              ----------------   ------        ----------------   ------

Income (Loss) from
Operations                              19,141     0.69                (623,964)  (36.53)
                              ----------------   ------        ----------------   ------
Income (Loss) from
continuing operations before
income taxes and
discontinued operations                 19,141     0.69                (623,964)  (36.53)
Provision for Income Taxes                 800     0.03                   1,237     0.07

Income (Loss) from
continuing operations after
income tax provision and
before discontinued
operations                              18,341     0.66                (625,201)  (36.60)
Income from subsidiaries
disposed of                            161,456     5.81                      --
Loss on disposal of
subsidiaries                          (161,456)   (5.81)                     --
                              ----------------   ------        ----------------   ------
Net Income (Loss)                       18,341     0.66                (625,201)  (36.60)
------------------------------------------------------------------------------------------

REVENUES

Net Revenues for the nine months ended June 30, 2003 increased to $2,776,955 from $1,708,107 for the nine months ended June 30, 2002. The increase in net sales of $1,068,848, or approximately 62.58%, over the 2002 period is due primarily to an increase in demand for machine tool equipment.

COST OF SALES

Cost of sales for the nine months ended June 30, 2003 increased to $2,017,276 from $1,538,834 for the nine months ended June 30, 2002. The overall increase in cost of sales of $478,442, or approximately 31.09%, over the 2002 period is directly attributable to an increase in costs incurred as a result of the increase in our purchasing activities to meet the increased demand for machine tool equipment.

GROSS PROFITS

Overall gross profits for the nine months ended June 30, 2003 increased to $759,679 from $169,273 for the nine months ended June 30, 2002. The overall increase in gross profits of $590,406 or approximately 348.79% over the 2002 period, is directly attributable to an increase in sales and gross margins of the machine tool equipment sold during this period.

OPERATING INCOMES (EXPENSES)

Total operating expenses for the nine months ended June 30, 2003 decreased to $740,538 from $793,237 for the nine months ended June 30, 2002. The overall decrease in operating expenses of approximately $52,699, or approximately 6.64% over the 2002 period is covered below in our discussions of Selling, General and Administrative Expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended June 30, 2003 decreased to $740,538 from $793,237 for the nine months ended June 30, 2002. The decrease in selling, general and administrative expenses of $52,699, or approximately 6.64% over the 2002 period over the prior period is due primarily to our ability to control our costs of sales, general and administrative expenses during this period.

INCOME (LOSS) FROM OPERATIONS

Income from operations for the nine months ended June 30, 2003 was $19,141, compared to a loss from operations of $623,964 for the nine months ended June 30, 2002. This increase in income from operations of $643,105 over the prior period, is directly attributable to an increase in sales and gross margins of equipment sold during this period.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS.

Income from our continuing operations before income taxes and discontinued operations for the nine months ended June 30, 2003 was $19,141, compared to a loss of $623,964 from continuing operations before income taxes and discontinued operations for the nine months ended June 30, 2002. This increase in income from continuing operations before income taxes and discontinued operations of $643,105 over the prior period was due primarily to an increase in sales and gross margins of equipment sold during this period.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

For the nine months ended June 30, 2002, we had income from the operations of our wholly-owned subsidiaries, Nelson Engineering, Inc. and Bechler Cams, Inc. of $161,456. Upon rescission of the acquisitions of Nelson Engineering, Inc. and Bechler Cams, Inc. described elsewhere in this report, we reported losses of ($161,456) resulting from the discontinued operations of these former, wholly-owned subsidiaries.

NET INCOME (LOSS)

Net Income for the nine months ended June 30, 2003 was $18,341 compared to a Net Loss of $625,201 for the nine months ended June 30, 2002. This increase in Net Income of $643,542 over the prior period was due primarily to an increase in sales and gross margins of equipment sold during this period.

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------
                                              June 30,2003         June 30,2002

Net cash provided by operating activities   $         90,712             38,055
Net cash used in investing activities                     --             (1,282)
Net cash used in financing activities               (115,827)          (131,676)
--------------------------------------------------------------------------------

GENERAL

For the nine month period ended June 30, 2003, we had negative cash flows resulting from $90,712 of cash provided by operating activities and $115,827 used in financing activities. Accordingly, for the nine month period ended June 30, 2003, our funds from operations were not sufficient to cover our daily operations and we needed additional sources of finance.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities of $90,712 for the nine month period ended June 30, 2003 was primarily attributable to a net profit of $18,341, bad debt expense of $1,273, adjustments to reconcile net income to net cash provided by operating activities, principally depreciation and amortization expense of $16,470, offset by inceases in operating assets and liabilities of accounts receivable of $59,909, decrease in inventories of $55,010, and an increase in other assets of $22,208, and accounts payable and accrued liabilities of $84,281.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended June 30, 2003, we had no cash provided by or used in any investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash of $115,827 used in our financing activities in the nine month period ended June 30, 2003 was due primarily to a repayment of stockholder note receivable of $1,500, repayments on notes payable of $80,871, and repayments on notes payable to related parties of $36,456.

INTERNAL SOURCES OF LIQUIDITY

For the nine month period ended June 30, 2003, the funds generated from our operations were sufficient to fund our daily operations. Our gross profit for this period was $759,679, which was sufficient to meet our operating expenses of $740,538 for the same period. There is no assurance that funds from our operations will continue to meet the requirements of our daily operations. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity. (See Risk Factors - Risks Related To Our Business).

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

On June 30, 2003, we and our wholly-owned subsidiary, E.M. Tool Company, Inc., executed a promissory note in favor of Financial Federal Credit, Inc. in the amount of $2,059,868, payable in consecutive monthly installments commencing on September 1, 2003 and maturing in May 2008 as follows: 6 installments, each in the amount of $10,000, then 53 installments, each in the amount of $21,000, and a balloon payment at maturity in the amount of $886,886. The obligations to make payment under the note is secured by our grant of a security interest in favor of Financial Federal Credit, Inc. in our goods, inventory, equipment, accounts, accounts receivables, documents, instruments, chattel paper, contract rights, general intangibles, investment property, securities entitlements, deposit accounts, fixtures and other property belonging to us or in which we have any interest (collectively, the "Collateral"). In addition, the obligations of E.M. Tool Company, Inc. to make payments under the note are likewise secured by its grant of a security interest in its Collateral to Financial Federal Credit, Inc. At June 30, 2003, the principal balance on the note was $2,059,868.

On January 1, 2003, we executed a promissory note in favor our Vice President and Director, Joseph T.W. Gledhill, for the principal amount of $100,000 and accruing simple interest at the rate of 6% per annum. The principal and accrued interest under this note became due on January 20, 2003. Although we have not repaid this note when due, Mr. Gledhill has not called us in default under the note, and we have agreed to make payments on it as funds become available. At September 30, 2003, the outstanding principal and interest due under the note was $100,000. At June 30, 2003, the outstanding principal and interest due under the note was $100,000.

In our fiscal quarter ended June 30, 2003, we had outstanding debt as evidenced by a promissory note in favor of Blaga Precision, which was payable in monthly installments of $10,000, including interest at 10% per annum. At June 30, 2002, the outstanding balance due under this note was $69,035, and at June 30, 2003, the outstanding balance due under this note was $21,943.

In our fiscal quarter ended June 30, 2003, we had outstanding debt as evidenced by a promissory note in favor of an individual, Mr. Daisuke Mikami, which was payable in 6 monthly installments of $3,500, including interest at 10% per annum. At June 30, 2003, the outstanding principal balance and interest due under this note was $58,145, and at June 30, 2003, the outstanding principal balance due under this note was $35,121.

In September 5, 2002, our wholly-owned subsidiary, Elite Machine, executed a secured promissory note in the amount of $1,037,683.95 in favor of Financial Federal Credit, Inc., and bearing interest at the rate of 8.25%. The note is payable in monthly installments of $8,250 for a period of 60 months, and a balloon payment on the 61st month of $542,683.96. This note is secured by the assets of Elite Machine and guaranteed by our Director, President and Chief Executive Officer, Lawrence A. Consalvi. At June 30, 2003, the principal balance on the note was $749,643.

During our fiscal quarter ended June 30, 2003, we had a note payable to a former related party, Nelson Engineering, Inc., that required monthly payments including interest. At June 30, 2003, the balance due under this note was $107,472. During the nine months ended June 30, 2003, we paid approximately $2,675 in interest in connection with this note.

INFLATION

Our management believes that inflation has not had a material effect on our results of operations during our fiscal quarter ended June 30, 2003, and does not expect that it will in fiscal year ending September 30, 2003, except that rising oil and gas prices may materially and adversely impact the economy generally.

RISK FACTORS

Our prospects are subject to certain uncertainties and risks. This Quarterly Report on Form 10-QSB for the three months ending June 30, 2003, also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results, and our actual results could differ materially from those projected in the forward-looking statements. Such differences may be the result of certain risks, including but not limited to those risk factors set forth below, other one-time events and other important factors previously disclosed or to be disclosed from time to time in our other filings with the Securities and Exchange Commission. The following risk factors should be considered carefully in evaluating the Company and its business because these risks currently have a significant impact or may have a significant impact in the future on our business, operating results and financial condition. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS.

Our auditors have expressed "substantial doubt" about our ability to continue as a going concern.

As reported by our auditor in Note 6 to our Unaudited Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB for our fiscal quarter ended June 30, 2003, our independent auditor has expressed "substantial doubt" about our ability to continue as a going concern, due to our substantial accumulated deficits of $1,881,672 at June 30, 2003. We have taken certain restructuring steps to provide the necessary capital to continue our operations, such as the raising of approximately $735,000 through a sale of new restricted shares of common stock of our Company. Further, our management believes that the addition of five new profitable subsidiaries has brought further strength to our financial position. However, there can be no assurance whether, or when, these steps will resolve our accumulated and working capital deficits and we may continue to incur net losses through 2005 and possibly beyond. Additionally, we expect to incur significant expenses as we focus on our business strategy. As a result, we will need to generate significant revenue to achieve profitability, which may not occur. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve and maintain profitability our business will be materially impacted and the value of our stockholders' investments may decline.

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

During the fiscal quarter ended June 30, 2003, our sales to two customers represented 16.1% of net sales, and in fiscal year ended 2003, our sales to three customers represented approximately 17.80% of net sales. At September 30, 2004, two of our customers accounted for approximately 61% of accounts receivable and at September 30, 2003, two of our customers accounted for approximately 54% of accounts receivable. The loss of any of these key customers would have a materially adverse impact on our future results of operations and financial condition.

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

As of the date of the filing of this Report, a limited number of persons and their affiliates, including current and past management, own approximately 70% of our outstanding voting stock (on a pro forma, fully diluted basis, after giving effect to the above-mentioned acquisitions). Accordingly, these stockholders, if acting together, would be able to control virtually all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations. These actions could adversely affect the market price of our common stock and impact the value of our stockholders' investments.

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

ITEM 3. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Lawrence A. Consalvi, and our Chief Financial Officer, Mr. Jitu Banker (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2003, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2003. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or publicly reporting company. Below is a brief summary of our existing, pending and known threatened litigation as of the date of this report:

o On March 17, 2003 we were served with a complaint filed by Daniel Lennert and Laura Stearman, the owners and executive officers of Bechler Cams, Inc. ("BCI"). At the time we were served, BCI was our wholly-owned subsidiary which we had acquired in a merger transaction, effective November 15, 2002. The Complaint, which was filed in the Superior Court of California for the County of Orange as Case No. 03CC04435, sought, among other claims, to rescind the merger in order to return BCI to the plaintiffs, and other monetary relief. The complaint also named as defendants our executive officers and the executive officers of E.M. Tool Company, Inc., as well as the Securities and Exchange Commission (the "SEC"). The SEC subsequently removed the action to the United States District Court for the Central District of California, as Case No. SA CV 03-367 AHS (MLGx), following which it was dismissed on its own motion. Subsequent to being served with the Complaint, we filed responsive pleadings in which we denied the claims alleged by the BCI related parties, which allegations we contended were without merit and based on misstatements and false characterizations of fact and law. We engaged independent counsel to vigorously defend us against the BCI claims, and to file a cross-complaint against BCI and its officers, seeking damages and other relief due to BCI's withholding of financial information necessary for us to complete our quarterly report on Form 10-QSB for the period ending March 31, 2003 and our subsequent audit for fiscal year 2003. The officers of BCI also refused, despite our several demands, to deliver to us BCI's financial information for the quarter ended March 31, 2003, which prevented us from timely filing our Form 10-QSB for the quarter then ended. The case was subsequently settled pursuant to a Mutual Rescission of Contracts, Settlement Agreement and Release of Claims, effective as of November 20, 2003, pursuant to which the merger transaction was rescinded effective as of January 1, 2003. In connection with the rescission, we returned to the former shareholders of BCI their shares of BCI acquired in the merger, in exchange for the return of their shares of our stock received in the merger (aggregating 11,837,500 shares), and the immediate resignation of Daniel Lennert from our Board of Directors. The agreement also contained mutual releases of claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES

NONE.

PURCHASES OF EQUITY SECURITIES

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during the three months ended June 30, 2003. We did not repurchase any of our securities during the three months ended June 30, 2003, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

(A) INFORMATION REQUIRED TO BE DISCLOSED IN A REPORT ON FORM 8-K, BUT NOT

ITEM 4.01 (CHANGES IN OUR CERTIFYING ACCOUNTANTS)

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

ITEM 6. OTHER EXHIBITS

--------------------------------------------------------------------------------
Exhibit
Number      Description
-------     ------------

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

3.3(11)     Amended Articles of Incorporation of Gourmet Gifts, Inc.

4.1(1)(2)   Specimen Common Stock Certificate.

10.1(3) Promissory Note dated August 10, 2000 between Gourmet Gifts, Inc. and Kim Farran.

10.2(4) Promissory Note dated December 11, 2000 between Gourmet Gifts, Inc. and Stanley K. Stilwell.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.3(11) Lease dated July 1, 2002 between IPERS Brea/Golden State Business Parks, Inc. and Nu-Tech Industrial Sales, Inc.

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

10.16(11)   Employment Agreement dated December 7, 2004 between Gledhill/Lyons,
            Inc., d/b/a Accurate Technologies, Inc. and David Lyons.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.17(11)   Employment Agreement dated December 7, 2004 between Gledhill/Lyons,
            Inc., d/b/a Accurate Technologies, Inc. and William Gledhill

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

10.26(13)   Stock Purchase Agreement dated February 6, 2003 between Gateway
            International Holdings, Inc. and Joe Thomas.

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

99.2(9) Unaudited Pro Forma Combined Balance Sheet for Gateway as of September 30, 2002.

99.3(9) Financial Statements for Nelson Engineering, Inc. as of September 30, 2002.

99.4(9)     Financial Statements for Bechler Cams, Inc. as of September 30,
            2002.

99.5(12) Press release dated November 8, 2004 regarding the unaudited financial results for 2004.
--------------------------------------------------------------------------------

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

(9) Filed on January 13, 2003 as an exhibit to Gateway's amended report on Form 8-K dated October 23, 2002 and incorporated herein by reference.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
(10) Filed on August 8, 2003 as an exhibit to Gateway's report on Form 8-K dated July 24, 2003 and incorporated herein by reference.

(11) Filed on June 16, 2005 as an exhibit to Gateway's annual report on Form 10-KSB for the fiscal year ended September 30, 2003 and for the fiscal year ended September 30, 2004 and incorporated herein by reference.

(12) Filed on July 22, 2005 as an exhibit to Gateway's quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 2004 and incorporated herein by reference.

(13) Filed on August 12, 2005 as an exhibit to Gateway's quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2003 and incorporated herein by reference.
--------------------------------------------------------------------------------

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY INTERNATIONAL HOLDINGS, INC.


By:  /s/ Lawrence A. Consalvi
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Date: August 15, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Lawrence A. Consalvi
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Director
     Date: August 15, 2005


By:  /s/ Jitu Banker
     -----------------------------------
     Jitu Banker
     Chief Financial Officer and Secretary
     Date: August 15, 2005


By:  /s/ Lloyd R. Leavitt, III
     -----------------------------------
     Lloyd R. Leavitt, III
     Chief Operating Officer and Director
     Date: August 15, 2005