Form 10QSB
period 2005-06-30
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2005-08-15
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2005

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period __________to_________

                        Commission File Number: 000-26017

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
        (Exact name of small Business Issuer as specified in its charter)

                Nevada                                  95-3819300
           --------------                             ---------------
  (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

         3840 East Eagle Drive
          Anaheim, California                                92807
----------------------------------------                  -----------
(Address of principal executive offices)...............   (Zip Code)

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

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
                                   Form 10-QSB

                 For the Fiscal Three months ended June 30, 2005

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.................................................3

   ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)..................................3

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........19

   ITEM 3.   CONTROLS AND PROCEDURES..........................................42

PART II - OTHER INFORMATION...................................................43

   ITEM 1.   LEGAL PROCEEDINGS................................................43

   ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......44

   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..................................45

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............45

   ITEM 5.   OTHER INFORMATION................................................45

   ITEM 6.   OTHER EXHIBITS...................................................47

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                 GATEWAY INTERNATIONAL HOLDINGS AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                                      June 30,
                                                                        2005
Assets

Current Assets:
Cash and cash equivalents                                          $    836,409
Accounts receivable, net                                              2,489,973
Inventories                                                           1,409,099
                                                                   ------------
Total current assets                                                  4,735,481

Property and equipment,  net                                          2,684,083

Other Assets:
Deposits                                                                 95,146
Goodwill                                                             13,911,504
                                                                   ------------
Total Assets                                                       $ 21,426,214
                                                                   ============

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued liabilities                           $  2,438,110
Current Portion of notes payable                                      1,428,217
Current portion of notes payable to related parties                     174,538
                                                                   ------------
Total Current Liabilities                                             4,040,866

Notes Payable, less current portion                                   2,195,301
Notes Payable to related parties, less current portion                  902,867
                                                                   ------------
Total Liabilities                                                  $  7,139,034
                                                                   ============

Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding                                 --
Common stock, $0.001 par value; 100,000,000 shares
authorized; 35,976,778 shares issued and outstanding                     40,307
Additional paid in capital                                           14,523,214
Stockholder note receivable                                             (75,391)
Accumulated deficit                                                    (200,950)
                                                                   ------------
Total stockholders' equity                                           14,287,180
                                                                   ------------
Total Liabilities and Stockholders' Equity                         $ 21,426,214
                                                                   ============

The accompanying notes are an integral part of these unaudited financial statements.

              GATEWAY INTERNATIONAL HOLDINGS, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three month and nine month periods ended June 30, 2005 and 2004
                                   (Unaudited)

                                         June 30, 2005   June 30, 2004*  June 30, 2005   June 30, 2004*
                                            (3 months)      (3 months)      (9 months)      (9 months)
                                          ----------------------------    ----------------------------
Net sales                                 $  6,143,331       2,048,350      14,385,014       4,858,110
Cost of sales                                3,747,092       1,292,509       9,170,174       3,070,326
Gross Profit                                 2,396,239         755,841       5,214,840       1,787,784
Operating expenses:

Selling, general and administrative          1,896,662         549,069       3,671,425       1,601,658
Operating (loss) income                        499,577         206,772       1,543,415         186,126

Other income (expense):
Interest Income                                    136              --             221              --
Gain on disposal of fixed assets                    --              --         518,781              --
Total other income (expense)                       136              --         519,002              --
Net Income before income taxes                 499,713         206,772       2,062,417         186,126

Provision for income taxes                      99,028           1,600         726,575           1,600
Net Income                                $    400,685         205,172       1,335,842         184,526

NET INCOME PER SHARE:
Basic and diluted
Net Income per share
                                          $       0.01            0.01            0.04            0.01

Weighted average
number of common shares outstanding         37,307,254      33,242,000      37,197,693      33,242,000

* While the figures for 2004 have previously been audited and filed with the SEC, the Company is now in the process of filing individual quarterly statements which will be reviewed by its auditors. As a result, although the figures themselves will not change, it is possible that something recorded as having occurred in the June 2004 period, and reflected in this Report for comparative purposes, may ultimately be moved into another quarterly period within 2004, and will be reported as such at the time our 2004 quarterly reports on Form 10-QSB are filed with the SEC.

The accompanying notes are an integral part of these unaudited financial statements.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTH PERIOD ENDED June 30, 2005 AND 2004
                                   (Unaudited)

                                                             June 30, 2005    June 30, 2004*
Cash flows from operating activities:
   Net Income (Loss)                                         $  1,335,842     $    184,526
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                               358,348          141,571
      Gain on disposal of Property and Equipment                 (518,781)              --
      Bad Debt expense                                            276,304            1,018
      (Increase) decrease in current assets:
         Accounts receivable                                   (1,727,177)        (368,709)
         Inventories                                           (1,269,885)         124,973
         Other assets                                             (19,500)         (46,504)
      Increase (decrease) in current liabilities:
         Accounts payable and accrued liabilities               1,662,848          (30,960)
                                                             ------------     ------------
Net cash provided by  operating activities                         97,999            5,915
                                                             ------------     ------------

Cash flows from investing activities:
   Purchases of property and equipment                            (39,158)      (2,644,843)
    Proceeds from sale of assets                                  560,000               --

                                                             ------------     ------------
Net cash provided by (used in) investing activities               520,842       (2,644,843)
                                                             ------------     ------------

Cash flows from financing activities:
   Issuance of common stock for cash                              520,431               --
   Principal borrowings (repayments) on notes payable            (693,421)       2,609,515
   Principal payments on notes payable to related parties         203,496          132,844
                                                             ------------     ------------
Net cash provided by financing activities                          30,506        2,742,359
                                                             ------------     ------------

Net Increase (decrease) in cash and cash equivalents              649,347          103,431

Cash at beginning of year                                         187,062            7,964
                                                             ------------     ------------
Cash at end of year                                          $    836,409     $    111,395
                                                             ------------     ------------
Supplemental disclosure of cash flow information
   Cash paid during the year for:
      Interest                                               $    251,246     $    164,214
                                                             ------------     ------------
      Income taxes                                           $    726,575     $      1,600
                                                             ------------     ------------

* While the figures for 2004 have previously been audited and filed with the SEC, the Company is now in the process of filing individual quarterly statements which will be reviewed by its auditors. As a result, although the figures themselves will not change, it is possible that something recorded as having occurred in the June 2004 period, and reflected in this Report for comparative purposes, may ultimately be moved into another quarterly period within 2004, and will be reported as such at the time our 2004 quarterly reports on Form 10-QSB are filed with the SEC.

The accompanying notes are an integral part of these unaudited financial statements.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2005

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

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. However certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included and the accompanying financial statements present fairly the financial position as of June 30, 2005, and the results of operations for the nine months ended June 30, 2005 and 2004 and cash flows for the nine months ended June 30, 2005 and 2004. These financial statements should be read in conjunction with the Company's September 30th, 2004 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 16, 2005. The interim results are not necessarily indicative of the results of operations for a full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Gateway International Holdings, Inc., and its initial wholly owned subsidiaries, E.M.
Tool Company, Inc. (doing business as Elite Machine Tool Company, Inc.), Eran Engineering, Inc., as well as its recently acquired wholly owned subsidiaries, All American CNC Sales, Inc., acquired on October 1, 2004, Gledhill/Lyons Inc. (doing business as Accurate Technologies, Inc.), acquired on December 7, 2004, ESK, Inc., acquired on December 23, 2004, A Line Capital Corporation, incorporated in October 2004, and Spacecraft Machine Products, Inc., acquired in January 2005, and Nu-Tech Industrial Sales, Inc. acquired on April 1, 2005. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

Intangible Assets

      The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 "goodwill and other intangible assets" and SFAS 144 "accounting for the impairment or disposal of long lived assets". Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates whether the assets are impaired annually or on an interim basis or if an event occurs or circumstances change to suggest that an asset's value has diminished. Under SFAS 144, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under SFAS 142, intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its review, the Company has written off $0 as impairment of its long-lived assets as of June 30, 2005 and 2004.

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

Basic and Diluted Earnings Per Common Share

Under SFAS 128, "Earnings Per Share", basic earnings per common share is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no additional potential common shares to be issued as of June 30, 2005 and 2004, respectively).

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

             GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

Segments of Business

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their reports issued to stockholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers. Reportable business segments for the nine month period ended June 30, 2005 are from the date of the acquisition of the various subsidiaries.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has a note payable with a former related party, Nelson Engineering, Inc., that requires monthly payments including interest. The balance of the note is $49,445 at June 30, 2005 and $64,445 at June 30, 2004. The company has a short-term note from Joseph Gledhill, a stockholder and the Vice President of Gateway International Holdings, Inc. The balance of the note is $72,451 at June 30, 2005 and $100,000 at June 30, 2004. The Company paid $4,892 in interest in connection with these notes payable during the nine month period ended June 30, 2005 and $3,912 during the nine month period ended June 30, 2004, which the Company has recorded in the accompanying statements of operations.

From time to time, the Company borrows funds from Joseph Gledhill, a stockholder and the Vice President of Gateway International Holdings, Inc. for working capital purposes, which is non-interest bearing. During fiscal 2003, the Company borrowed $100,000 from the stockholder for working capital requirements, none of which has been repaid. Also, Joseph Gledhill loaned the Company $160,000 to pay certain prior Gourmet stockholders in connection with the reverse merger. At June 30, 2005, the Company owes Joseph Gledhill $706,200 in outstanding loans and at June 30, 2004, the Company owes $706,200 in outstanding loans to Joseph Gledhill.

At the time of our reverse merger of Elite Machine in December 2001, the balance owed by Larry Consalvi, CEO of our Company, to Elite Machine on advances made by Elite Machine to Mr. Consalvi was $76,461 . At the time these advances were made and prior to the reverse merger, Mr. Consalvi was a director and shareholder of Elite Machine. Subsequent to our reverse takeover of Elite Machine, the balance owed by Mr. Consalvi to Elite Machine in connection with these advances as of June 30, 2005 and June 30, 2004 is $75,391.

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of June 30, 2005 and 2004, the Company had no shares of preferred stock issued and outstanding.

Common Stock

The Company's articles of incorporation authorize up to 100,000,000 shares of $0.001 par value common stock. As of June 30, 2005 and 2004, the Company had 40,307,254 and 33,242,000 of stock issued and outstanding.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

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

In April 2005, the Company acquired Nu-Tech Industrial Sales Inc. According to the Agreement, the shareholders of Nu-Tech received 2,500,000 restricted common stock shares of Gateway in exchange for all of the outstanding common stock shares of Nu-Tech., pursuant to which Nu-Tech became a wholly owned subsidiary of Gateway International Holdings, Inc.

In January 2005, the Company issued 600,000 restricted common stock shares to the shareholders of Spacecraft Machine Products, Inc., for the purchase of all of the common stock of Spacecraft, pursuant to which Spacecraft became a wholly-owned subsidiary of Gateway International Holdings, Inc.

NOTE 4 - BUSINESS SEGMENTS

Reportable business segments for the nine month period ended June 30, 2005, are as follows:

                                                             9 month period
                                                                 ended
                                                             June 30, 2005

Net Sales from continuing operations:
 Elite Machine Tool Company, Inc.                             $  3,494,229
 Eran Engineering, Inc.                                          3,302,238
 All American CNC Sales, Inc.                                    2,773,521
 Gledhill & Lyons, Inc. dba Accurate Technology                  3,237,361
 ESK, Inc.                                                           6,000
 A Line Capital Corporation                                             --
Spacecraft Machine Products, Inc.                                  291,084
Nu-Tech Industrial sales, Inc                                    1,180,437
                                                              ------------
                                                              $ 14,284,870
                                                              ============

Operating income from continuing operations:
Elite Machine Tool Company, Inc./Gateway
International Holdings, Inc.                                  $    245,979
 Eran Engineering, Inc.                                            474,668
 All American CNC Sales, Inc.                                      374,255
 Gledhill & Lyons, Inc. dba Accurate Technology                    496,135
 ESK, Inc.                                                           6,000
 A Line Capital Corporation                                             --
Spacecraft Machine Products, Inc.                                  351,775
Nu-Tech Industrial Sales, Inc.                                     113,605
                                                              ------------
                                                              $  2,062,417
                                                              ============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

Depreciation and amortization - continuing operations:
 Elite Machine Tool Company, Inc.                                   $      1,068
 Eran Engineering, Inc.                                                  235,348
 All American CNC Sales, Inc.                                               4410
 Gledhill & Lyons, Inc. dba Accurate Technology                          113,593
 ESK, Inc.                                                                    --
 A Line Capital Corporation                                                   --
Spacecraft Machine Products, Inc.                                             --
Nu-Tech Industrial Sales, Inc.                                              3825
                                                                    ------------
                                                                    $    358,244
                                                                    ============

Identifiable assets - continuing operations:
 Elite Machine Tool Company, Inc.                                   $ 15,002,231
 Eran Engineering, Inc.                                                3,730,394
 All American CNC Sales, Inc.                                            410,467
 Gledhill & Lyons, Inc. dba Accurate Technology                        1,544,303
 ESK, Inc.                                                                    --
 A Line Capital Corporation                                                   --
Spacecraft Machine Products, Inc.                                            132
Nu-tech Industrial Sales, Inc.                                           956,268
                                                                    ------------
                                                                    $ 21,643,795
                                                                    ============

Capital expenditures/obligations under capital lease:
 Elite Machine Tool Company, Inc.                                   $         --
 Eran Engineering, Inc.                                                   24,051
 All American CNC Sales, Inc.                                                 --
 Gledhill & Lyons, Inc. dba Accurate Technology                          242,295
 ESK, Inc.                                                                    --
 A Line Capital Corporation                                                   --
Spacecraft Machine Products, inc                                              --
Nu-tech Industrial Sales, Inc                                                 --
                                                                    ------------
                                                                    $    266,346
                                                                    ============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

Note 5 - ACQUISITIONS COMPLETED IN 2004 and 2005

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

The allocation of the purchase price to the assets and liabilities assumed based on their fair values was as follows:

      Cash and cash equivalents                              $     55,845
      Accounts receivable                                         281,717
      Fixed assets                                              2,162,438
      Total Assets acquired                                     2,500,000

      Note payable - Bank                                      (1,300,000)
      Note payable - Seller                                    (1,200,000)
                                                             ------------
                                                             $         --
                                                             ------------

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

The allocation of the purchase price to the assets and liabilities assumed based on their fair values was as follows:

      Current Assets                                         $     65,233
      Fixed Assets                                                 58,885
      Current Liabilities                                        (166,067)
      Goodwill                                                    651,949
                                                             ------------
                                                                  610,000
      Common Stock issued                                        (610,000)
                                                             ------------
                                                             $         --
                                                             ============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005


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

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

      Current Assets                                         $    526,731
      Fixed Assets                                                551,036
      Current Liabilities                                        (871,655)

      Goodwill                                                  9,513,888
                                                             ------------

                                                                9,720,000
                                                             ------------
      Common Stock issued                                      (9,720,000)
                                                             ------------
                                                             $         --
                                                             ============

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

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

      Current Assets                                         $         --
      Fixed Assets                                                     --
      Current Liabilities                                              --
      Goodwill                                                    212,000
                                                             ------------
                                                                  212,000
      Cash                                                        (50,000)
      Common Stock issued                                        (162,000)
                                                             ------------
                                                             $         --
                                                             ============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005


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

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows;

      Current Assets                                              348,098
      Fixed Assets                                                 41,219
      Current Liabilities                                        (751,297)
      Long Term Liabilities                                      (357,663)
      Goodwill                                                  1,181,643
                                                             ------------

                                                                  462,000
                                                             ------------

      Common Stock Issued                                        (462,000)
                                                             ------------
                                                             $         --

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

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

Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the periods reported, on a pro-forma financial results would be as follows:

                                           For the nine month periods ended
                                          June 30, 2005         June 30, 2004
                                            (Unaudited)           (Unaudited)
Revenue                                      12,916,298             8,063,854
Net Income for period                           921,312                47,663
Earnings per share                                 0.02                (0.00)

A summary of Nu-Tech Industrial sales, Inc. assets acquired, liabilities assumed and consideration is as follows:

                                                                Allocated Amount

Current Assets                                                      $   873,130
Fixed Assets                                                             98,291
Current Liabilities                                                    (601,879)
Long Term Liabilities                                                  (349,229)
Goodwill                                                              2,354,687
                                                                    -----------
                                                                    $ 2,375,000
                                                                    -----------

Consideration Paid
         Common Stock                                               $ 2,375,000
                                                                    -----------

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

NOTE 6 - GOING CONCERN

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2005 the Company had an accumulated deficit of $200,950. This matter raises substantial doubt about the Company's ability to continue as a going concern. The Company has taken certain restructuring steps to provide the necessary capital to continue its operations, such as the raising of approximately $735,000 through a sale of new restricted shares of its common stock. Further, the Company's management believes that the addition of five new profitable subsidiaries has brought further strength to the Company's financial position.

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

Future minimum rental commitments as of June 30, 2005 are as follows:

                                              Operating Leases
                                                ------------

                                          2005  $    24,699

                                          2006       74,097
                                                ------------
                  Total minimum lease payments  $    98,796
                                                ============

Rent

Rent expense under operating leases for the period ended June 30, 2005 was $31,790 and $33,049 for the period ended June 30 , 2004

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

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

The Company is currently involved in the following lawsuits:

The Duffy law Firm V Gateway International Holdings, Inc et. al.

On December 8, 2004, a complaint was filed against the Company and some of its principles by the Duffy Law Firm in the matter entitled "The Duffy Law Firm vs. Gledhill, et al." The complaint was filed in Case No. 04CC11981 in the Superior Court of California, County of Orange, and alleges causes of action for breach of contract, open book account, quantum meruit, and declaratory relief related to the plaintiff's claim for unpaid legal services, approximating $100,450, in connection with the plaintiff's representation of the Company in a lawsuit filed by Bechler Cams, Inc. and its principals in 2003, which was eventually settled out of court pursuant to an agreement which rescinded the Company's acquisition of Bechler Cams, Inc. The Company's management has denied that the plaintiffs are owed the amounts sought and intends to vigorously defend this action on the basis brought by the plaintiffs. The potential liability of this suit has been accrued for in the financial statements of the Company in the sum of approximately $100,450 as per paragraph above. A mandatory settlement conference has been scheduled for August 31, 2005.

Nelson Engineering, Inc. V Gateway International Holdings, Inc.

The plaintiff brought suit against the Company for the balance of a loan due to plaintiff. The Company does not dispute the amount due of $49,445 for the year ended September 30, 2004 and 2003, and intends to settle this suit. Nelson Engineering, Inc. provided a loan to Elite Machine Tool Company Inc. and Gateway International Holdings, Inc. that has only been partially repaid. The balance due to Nelson Engineering, Inc. is $64,445, which amount has been provided for in the financial statements.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

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

The Company provided for $726,575 for income tax and paid $ 251,240 for interest during the nine month period ended June 301, 2005.

The Company paid $1,600 for income tax and $164,214 for interest during the year ended June 30, 2004.

The cash flow statements do not include following non-cash investing and financing activities:

The Company issued 1,000,000 shares of common stock for the purchase of CNC All American Sales, Inc., amounting to $610,000, 12,000,000 shares of common stock for the purchase of Gledhill/Lyons, Inc., dba Accurate Technology, amounting to $9,720,000.00, 219,780 shares of common stock for the purchase of ESK, Inc., amounting to $162,000 , 512,820 shares of common stock in the reduction of a Note Payable to Alice and Hans Thallmayer, which was incurred in connection with the acquisition of Eran Engineering, Inc., amounting to $400,000, and 600,000 shares of common stock for the purchase of Spacecraft Machine Products, Inc., amounting to $462,000, and 2,500,000 shares of common stock for the purchase of Nu-Tech Industrial Sales, Inc. amounting to $2,375,000.

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

As of August 15, 2005, we are a diversified holding company that operates through our wholly-owned subsidiaries principally in the aerospace and defense markets. We currently have 8 subsidiaries in operation including: Eran Engineering, Inc., Elite Machine Tool Company, Inc., All American CNC Sales, Inc., A-Line Capital Corporation, Accurate Technology, ESK, Inc., Spacecraft Machines, Inc., and Nu-Tech Industrial Sales, Inc. Our strategy has been to seek and acquire profitable, cash flow positive companies that will compliment and diversify our existing portfolio of companies with a focus on potential acquisitions in the aerospace and defense markets.

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

                   Results of Operations for the Three Months Ended June 30, 2005 and 2004.

------------------------------------------------------------------------------------------------------------
                                       30-Jun-05                                       30-Jun-04*
Net Sales           $        6,143,331              100.00%  %       $       2,048,350            100.00%  %
Cost of Sales                3,747,092               60.99%                  1,292,509             63.10%
                        ---------------                                  --------------

Gross Profits                2,396,239               39.01%                    755,841             36.90%
Selling, General
and
Administrative
Expenses                     1,896,662               30.87%                    549,069             26.81%
Operating Expenses           1,896,662               30.87%                    549,069             26.81%
                        ---------------                                  --------------

Income from
Operations                     499,577                8.13%                    206,772             10.09%
Interest Income                    136                0.00%                         --              0.00%
Other Income                        --                                              --
                        ---------------                                  --------------
Net Profit before              499,713                8.13%                    206,772             10.09%
income taxes
Provision for
Income Taxes                    99,028                1.61%                      1,600              0.08%
                        ---------------                                  --------------

Net Profit after
income taxes                   400,685                6.52%                    205,172             10.02%
------------------------------------------------------------------------------------------------------------

* While the figures for 2004 have previously been audited and filed with the SEC, the Company is now in the process of filing individual quarterly statements which will be reviewed by its auditors. As a result, although the figures themselves will not change, it is possible that something recorded as having occurred in the June 2004 period, and reflected in this Report for comparative purposes, may ultimately be moved into another quarterly period within 2004, and will be reported as such at the time our 2004 quarterly reports on Form 10-QSB are filed with the SEC.

Revenues

Net Revenues for the three months ended June 30, 2005 increased to $6,143,331 from $2,048,350 for the three months ended June 30, 2004. The increase in net sales of $4,094,981, or approximately 200% over the 2004 period is due primarily to the inclusion of the results of operations of our wholly owned subsidiaries that we acquired in our fiscal year 2005.

Cost of Sales

Cost of sales for the three months ended June 30, 2005 increased to $3,747,092 from $1,292,509 for the three months ended June 30, 2004. The overall increase in cost of sales of $2,454,583 or approximately 190%, over the 2004 period is directly attributable to the costs associated with the increase in net sales in the three months ended June 30, 2005, when compared to the same period of our fiscal year 2004 and to the inclusion of the results of operations of our wholly-owned subsidiares that we acquired in our fiscal year 2005.

Gross Profits

Overall gross profits for the three months ended June 30, 2005 increased to $2,396,239 from $755,841 for the three months ended June 30, 2004. The overall increase in gross profits of $1,640,398 or approximately 217.03% over the 2004 period, is directly attributable to the inclusion of the gross profits of our wholly owned subsidiaries that we acquired in our fiscal year 2005.

Operating Expenses

Total operating expenses for the three months ended June 30, 2005 increased to $1,896,662 from $549,069 for the three months ended June 30, 2004. The overall increase in expenses of approximately $1,347,593 or approximately 245.43%, over the 2004 period is covered below in our discussion of Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2005 increased to $1,896,662 from $549,069 for the three months ended June 30, 2004. The increase in selling, general and administrative expenses of $1,347,593, or approximately 245.43% over the prior period is due primarily to the inclusion of the selling, general and administrative expenses of our wholly owned subsidiaries that we acquired in our fiscal year 2005.

Income from Operations

Income from operations for the three months ended June 30, 2005 increased to $499,577 from $206,772 for the three months ended June 30, 2004. The increase in income from operations of $292,805 or approximately 141.61% over the prior period is directly attributable to the improved profit margins we achieved during this period when compared to the results of our operations for the same period in our fiscal year 2004, as well as to the inclusion of the income from operations of our wholly owned subsidiaries that we acquired in our fiscal year 2005.

Interest Income

Interest income for the three months ended June 30, 2005 was $136 and we had no interest income for the three months ended June 30, 2004. Interest income for the three months ended June 30, 2005 was interest earned from funds we deposited into a savings account.

Provision for Income Taxes

For the three months ended June 30, 2005, we provided for income taxes in the amount of $99,028, compared to a provision for income taxes in the amount of $1,600 for the same period in our fiscal year 2004. This increase in our provision for income taxes in the amount of $97,428, or approximately 6,089% over the prior period is due primarily to the increase in compensable employees resulting from the acquisition of our wholly-owned subsidiaries during our fiscal year 2005.

Net Income after Income Tax Provision

Net Income after income tax provision for the three months ended June 30, 2005 increased to $400,685 from $205,172 for the three months ended June 30, 2004. This increase in Net Income of $195,513 or approximately 95.29% was due primarily to the improved profit margins we achieved during this period when compared to the results of our operations for the same period in our fiscal year 2004, as well as to the inclusion of the net income of our wholly owned subsidiaries that we acquired in our fiscal year 2005.

                       Results of Operations for the Nine months Ended June 30, 2005 and 2004.

----------------------------------------------------------------------------------------------------------------
                                           30-Jun-05                                       30-Jun-04*
Net Sales              $        14,385,014              100.00%  %       $      4,858,110             100.00%  %
Cost of Sales                    9,170,174               63.75%                 3,070,326              63.20%
                           ----------------                                  -------------

Gross Profits                    5,214,840               36.25%                 1,787,784              36.80%
Selling, General and
Administrative
Expenses                         3,671,425               25.52%                 1,601,658              32.97%
Operating Expenses               3,671,425               25.52%                 1,601,658              32.97%
                           ----------------                                  -------------

Income from
Operations                       1,543,415               10.73%                   186,126               3.83%
Interest Income                        221                0.00%                        --               0.00%
Gain on Disposal of
Fixed Assets                       518,781                                             --
                           ----------------                                  -------------
Total Other                        519,002                                             --
Income/Expenses
                           ----------------                                  -------------
Net Profit before                2,062,417               14.34%                   186,126               3.83%
income taxes
Provision for Income
Taxes                              726,575                5.05%                     1,600               0.03%
                           ----------------                                  -------------

Net Profit after
income taxes                     1,335,842                9.29%                   184,526               3.80%
---------------------------------------------------------------------------------------------------------------

* While the figures for 2004 have previously been audited and filed with the SEC, the Company is now in the process of filing individual quarterly statements which will be reviewed by its auditors. As a result, although the figures themselves will not change, it is possible that something recorded as having occurred in the June 2004 period, and reflected in this Report for comparative purposes, may ultimately be moved into another quarterly period within 2004, and will be reported as such at the time our 2004 quarterly reports on Form 10-QSB are filed with the SEC.

Revenues

Net Revenues for the nine months ended June 30, 2005 increased to $14,385,014 from $4,858,110 for the nine months ended June 30, 2004. The increase in net sales of 9,526,904 or approximately 196.10%, over the 2004 period is due primarily to the inclusion of the results of operations of our wholly owned subsidiaries that we acquired in our fiscal year 2005.

Cost of Sales

Cost of sales for the nine months ended June 30, 2005 increased to $9,170,174 from $3,070,326 for the nine months ended June 30, 2004. The overall increase in cost of sales of $6,099,848 or approximately 198.67%, over the 2004 period is directly attributable to costs associated with the increase in our net sales as well as to the inclusion of the results of operations of our wholly owned subsidiaries that we acquired in our fiscal year 2005.

Gross Profits

Overall gross profits for the nine months ended June 30, 2005 increased to $5,214,840 from $1,787,784 for the nine months ended June 30, 2004. The overall increase in gross profits of $3,427,056 or approximately 191.69% over the 2004 period is directly attributable to the inclusion of the gross profits of our wholly owned subsidiaries that we acquired in our fiscal year 2005.

Operating Expenses

Total operating expenses for the nine months ended June 30, 2005 increased to $3,671,425 from $1,601,658 for the nine months ended June 30, 2004. The overall increase in expenses of approximately $2,069,767 or approximately 129.23%, over the 2004 period is covered below in our discussion of Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2005 increased to $3,671,425 from $1,601,658 for the nine months ended June 30, 2004. The increase in selling, general and administrative expenses of $2,069,767, or approximately 129.23%, over the prior period is due primarily to the inclusion of the selling, general and administrative expenses of the subsidiaries we acquired in our fiscal year 2005.

Income from Operations

Income from operations for the nine months ended June 30, 2005 increased to $1,543,415 from $186,126 for the nine months ended June 30, 2004. The increase in income from operations of $1,357,289, or approximately 729.23%, is directly attributable to the inclusion of the income from operations of our wholly-owned subsidiaries that we acquired in our fiscal year 2005, as well as to the improved margins from our existing, wholly-owned subsidiaries.

Interest Income

Interest income for the nine months ended June 30, 2005 was $221 and we had no interest income for the nine months ended June 30, 2004. Interest income for the nine months ended June 30, 2005 was interest earned from money held in a savings account.

Gain on Disposal of Fixed Assets

In the nine months ended June 30, 2005, we had a gain on the disposal of the fixed assets of our wholly-owned subsidiary, Spacecraft Machine Products, Inc. in the amount of $518.781.

Provision for Income Taxes

For the nine months ended June 30, 2005, we provided for income taxes in the amount of $726,575, compared to a provision for income taxes in the amount of $1,600 for the same period in our fiscal year 2004. This increase in our provision for income taxes in the amount of $724,975 over the prior period is due primarily to the increase in compensable employees resulting from the acquisition of our wholly-owned subsidiaries during our fiscal year 2005.

Net Income after Income Tax Provision

Net Income after income tax provision for the nine months ended June 30, 2005 increased to $1,335,842 from $184,526 for the nine months ended June 30, 2004. This increase in Net Income of $1,151,316 was due primarily to a gain on the disposal of the fixed assets of our wholly-owned subsidiary, Spacecraft Machine Products, Inc., as discussed above, the inclusion of the net profits of those subsidiaries that we acquired during the nine month period ended June 30, 2005, as well as to the improved net profits from our existing subsidiaries.

Liquidity and Capital Resources

-----------------------------------------------------------------------------------------------
                                                                 June 30,              June 30
                                                                     2005                 2004*
                                                                     ----                 ----
Net cash provided by operating activities                     $    97,999        $       5,915
Net cash provided by (used in) investing activities               520,842           (2,644,843)
Net cash provided by financing activities                          30,506            2,742,359
-----------------------------------------------------------------------------------------------

* While the figures for 2004 have previously been audited and filed with the SEC, the Company is now in the process of filing individual quarterly statements which will be reviewed by its auditors. As a result, although the figures themselves will not change, it is possible that something recorded as having occurred in the June 2004 period, and reflected in this Report for comparative purposes, may ultimately be moved into another quarterly period within 2004, and will be reported as such at the time our 2004 quarterly reports on Form 10-QSB are filed with the SEC.

General

For the nine months ended June 30, 2005, we had positive cash flows resulting from $97,999 of cash provided by our operating activities, $520,842 of cash provided by our investing activities, and $30,506 provided by our financing activities. Accordingly, for the nine months ended June 30, 2005, our funds from operations were sufficient to cover our daily operations as further explained below.

Cash Flows from Operating Activities

Net cash provided by our operating activities of $97,999 for the nine months ended June 30, 2005 was primarily attributable to a net profit of $1,335,842, adjustments to reconcile net income to net cash provided by operating activities, principally depreciation and amortization expense of $358,348, a gain on disposal of property and equipment of $(518,781), a bad debt expense of $267,304, an increase in our accounts receivable of $(1,727,177), an increase in inventory of $(1,269,885), other assets of $(19,500), and accounts payable and accrued liabilities of $1,662,848.

Cash Flows from Investing Activities

Net cash provided by investing activities of $520,842 for the nine months ended June 30, 2005 was primarily due to purchases of property and equipment of $(39,158), and the proceeds from the sale of certain of our assets of $560,000.

Cash Flows from Financing Activities

Net cash of $30,506 provided by our financing activities in the nine months ended June 30, 2005 was due to the issuance of common stock for cash of $520,431, principal repayments on notes payable of $(693,421), and principal payments on notes payable to related parties of $203,496.

Internal Sources of Liquidity

For the nine months ended June 30, 2005, the funds generated from our operations were sufficient to fund our daily operations. Our gross profit for this period was $5,214,840, which was sufficient to meet our operating expenses of $3,671,425 for the same period. There is no assurance that funds from our operations will continue to meet the requirements of our daily operations. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity. (See Risk Factors - Risks Related To Our Business).

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

On January 1, 2004, we executed a non-interest bearing promissory note in favor of our Vice President and Director, Joseph T.W. Gledhill, in the principal amount of $246,500, which is due and payable on or before September 30, 2006. At June 30, 2005, $246,500 was due and owing to Mr. Gledhill.

In our fiscal year 2004, we executed a non-interest bearing promissory note in favor of our Director, President and Chief Executive Officer, Larry Consalvi, in the principal amount of $62,241, which is due and payable on demand. At June 30, 2005, $0 was due and owing to Mr. Consalvi.

On December 26, 2003, our wholly-owned subsidiary, Eran Engineering, entered into a Master Lease Agreement with U.S. Bancorp pursuant to which it financed approximately $135,479 from U.S. Bancorp to purchase certain equipment described as "three (3) Mori Seiki MV-40M CNC Vertical Machine Centers." The loan is collateralized by this equipment. Pursuant to the terms of the Master Lease Agreement, Eran Engineering is obligated to make 32 rental payments in the amount of $4,536.99. At June 30, 2005, the principal remaining balance on the loan was $63,815.

On November 5, 2003, our wholly-owned subsidiary, Eran Engineering, entered into an Equipment Lease Agreement, pursuant to which it financed a total of $35,000 and accruing interest at 7.45% per annum from Intech Funding Corp. These funds were used towards the purchase of equipment described as "1-Used Mori-Seiki TU-30 Vertical Turning Machine Center". The loan is collateralized by this equipment and is guaranteed by our Vice President and Director, Joseph T.W.
Gledhill. The loan matures in November 2006. Pursuant to the terms of the Equipment Lease Agreement, Eran Engineering is to repay the loan by making monthly payments of $1,088 to Intech Funding Corp. At June 30, 2005, the principal remaining balance on the loan was $0.

On November 5, 2003, our wholly-owned subsidiary, Eran Engineering entered into a Lease Agreement, pursuant to which Eran Engineering financed a total of $100,000 and accruing interest at 7% per annum from Intech Funding Corp. These funds were to be used towards the purchase of equipment described as "1-Used Mori-Seiki SV-500 with APC Fanuc MSC 501". The loan is collateralized by this equipment and is guaranteed by our Vice President and Director, Joseph T.W.
Gledhill. The loan matures in November 2006. Pursuant to the terms of the Equipment Lease Agreement, Eran Engineering is to repay the loan by making monthly payments of $2,003 to Intech Funding Corp. At June 30, 2005, the principal remaining balance on the loan was $65,394.

In November 2003, we had debt owing to an unrelated individual, Daisuke Murikami, in the principal amount of $19,831 and accruing interest at the rate of 10% per annum. At June 30, 2005, the outstanding principal balance and interest due under this note was $0.

In connection with the closing of our acquisition of Eran Engineering from its two shareholders, Hans B. Thallmayer and Alice Thallmayer on October 1, 2003, we executed a promissory note in favor of the sellers in the principal amount of $600,000, payable in three equal annual installments of $200,000 and accruing simple interest at the rate of 6% per annum. Our obligation under the promissory note was secured by the pledge by Lawrence A. Consalvi, our Director, President and Chief Executive Officer and Joseph T.W. Gledhill, our Vice President and Director, of a security interest in certain shares of our common stock owned by them and worth $4,285,716 as of the date of the pledge. At June 30, 2005, the principal balance on the note was $284,717.

In connection with the closing of our acquisition of Eran Engineering on October 1, 2003, and the contemporaneous purchase of a building by Eran Engineering from R & H Investments, a partnership owned by the two selling shareholders, Eran Engineering executed a promissory note in the principal amount of $600,000, bearing simple interest at the rate of 6% per annum. At June 30, 2005, the principal balance on the note was $284,717.

On September 1, 2003 we executed a non-interest bearing promissory note in favor of our Vice President and Director, Joseph T.W. Gledhill for the principal amount of $459,700, which is due and payable on or before September 30, 2006. We made no payments to Mr. Gledhill under this note during our fiscal years 2003 and 2004. At June 30, 2005, the outstanding principal due under this note was $459,700.

In August 2003, our wholly-owned subsidiary, E.M. Tool Company, Inc. executed a promissory note in favor of Austin D. Lucas, Inc. in the principal amount of $131,529, payable in thirteen consecutive monthly installments of approximately $10,000 and bearing interest at the rate of 10%. At June 30, 2005, the principal balance on this note was $6,685.

On June 30, 2003, we and our wholly-owned subsidiary, E.M. Tool Company, Inc., executed a promissory note in favor of Financial Federal Credit, Inc. in the amount of $2,059,868, payable in consecutive monthly installments commencing on September 1, 2003 and maturing in May 2008 as follows: 6 installments, each in the amount of $10,000, then 53 installments, each in the amount of $21,000, and a balloon payment at maturity in the amount of $886,886. The obligations to make payment under the note is secured by our grant of a security interest in favor of Financial Federal Credit, Inc. in our goods, inventory, equipment, accounts, accounts receivables, documents, instruments, chattel paper, contract rights, general intangibles, investment property, securities entitlements, deposit accounts, fixtures and other property belonging to us or in which we have any interest (collectively, the "Collateral"). In addition, the obligations of E.M. Tool Company, Inc. to make payments under the note are likewise secured by its grant of a security interest in its Collateral to Financial Federal Credit, Inc. At June 30, 2005, the principal remaining balance on the note was $1,358,731.

On January 1, 2003, we executed a promissory note in favor our Vice President and Director, Joseph T.W. Gledhill, for the principal amount of $100,000 and accruing simple interest at the rate of 6% per annum. The principal and accrued interest under this note became due on January 20, 2003. Although we have not repaid this note when due, Mr. Gledhill has not called us in default under the note, and we have agreed to make payments on it as funds become available. At June 30, 2005, the outstanding principal and interest due under the note was $72,451.

In September 5, 2002, our wholly-owned subsidiary, Elite Machine, executed a secured promissory note in the amount of $1,037,683.95 in favor of Financial Federal Credit, Inc., and bearing interest at the rate of 8.25%. The note is payable in monthly installments of $8,250 for a period of 60 months, and a balloon payment on the 61st month of $542,683.96. This note is secured by the assets of Elite Machine and guaranteed by our Director, President and Chief Executive Officer, Lawrence A. Consalvi. At June 30, 2005, the balance on this note was $627,800.

Inflation

Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2005, except that rising oil and gas prices may materially and adversely impact the economy generally.

RISK FACTORS

Our prospects are subject to certain uncertainties and risks. This Quarterly Report on Form 10-QSB for the three months ending June 30, 2005, also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results, and our actual results could differ materially from those projected in the forward-looking statements. Such differences may be the result of certain risks, including but not limited to those risk factors set forth below, other one-time events and other important factors previously disclosed or to be disclosed from time to time in our other filings with the Securities and Exchange Commission. The following risk factors should be considered carefully in evaluating the Company and its business because these risks currently have a significant impact or may have a significant impact in the future on our business, operating results and financial condition. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business.

Our auditors have expressed "substantial doubt" about our ability to continue as a going concern.

As reported by our auditor in Note 6 to our Unaudited Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB for our fiscal quarter ended June 30, 2005, our independent auditor has expressed "substantial doubt" about our ability to continue as a going concern, due to our accumulated deficits of $200,950 at June 30, 2005. We have taken certain restructuring steps to provide the necessary capital to continue our operations, such as the raising of approximately $735,000 through a sale of new restricted shares of common stock of our Company. Further, our management believes that the addition of five new profitable subsidiaries has brought further strength to our financial position. However, there can be no assurance whether, or when, these steps will resolve our accumulated and working capital deficits and we may continue to incur net losses through 2005 and possibly beyond. Additionally, we expect to incur significant expenses as we focus on our business strategy. As a result, we will need to generate significant revenue to achieve profitability, which may not occur. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve and maintain profitability our business will be materially impacted and the value of our stockholders' investments may decline.

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

During the fiscal quarter ended June 30, 2005, our sales to two customers represented 18.58% of net sales, and in nine months ended June 30, 2004, our sales to two customers represented 21.67% of net sales. At June 30, 2005, two of our customers accounted for approximately 37.31% of accounts receivable and at June 30, 2004, two of our customers accounted for approximately 61.45% of accounts receivable. The loss of any of these key customers would have a materially adverse impact on our future results of operations and financial condition.

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

A limited number of persons and their affiliates, including current and past management, own approximately 71% of our outstanding voting stock (on a pro forma, fully diluted basis, after giving effect to the above-mentioned acquisitions) as of the date of this Report. Accordingly, these stockholders, if acting together, would be able to control virtually all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations. These actions could adversely affect the market price of our common stock and impact the value of our stockholders' investments.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Lawrence A. Consalvi, and our Chief Financial Officer, Mr. Jitu Banker (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2005, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings.

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

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2005. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or publicly reporting company. Below is a brief summary of our existing, pending and known threatened litigation as of the date of this report:

o In April 2005, the SEC instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against the Company's President, Chief Executive Officer and Director, Lawrence A. Consalvi. The SEC seeks to suspend the registration of the Company's securities for a period not exceeding 12 months or revoke the registration of its securities pursuant to Section 12 of the 1934 Act, and to cause the Company and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. The proceedings arose from the Company's failure to comply with its reporting obligations while its securities were registered with the SEC in that the Company failed to file its annual report on Form 10-K for the fiscal three months ended December 31, 2004, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as the Company's President, caused the Company to violate these reporting requirements. On May 9, 2005, the Company submitted its answer to the Order alleging that its failure to meet its reporting obligations was not intentional but the result its inability to obtain financial information necessary to complete the periodic reports from Bechler Cams, Inc., who had refused to comply with the Company's reasonable requests for such financial information. On July 20, 2005, trial was held on the Order Instituting Proceedings. It is expected that the administrative law judge will issue her initial decision no later than August 18, 2005.

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

o On December 8, 2004, a complaint was filed against us and some of our principles by the Duffy Law Firm in the matter entitled The Duffy Law Firm vs. Gledhill, et al. The complaint was filed in Case No. 04CC11981 in the Superior Court of California, County of Orange, and alleges causes of action for breach of contract, open book account, quantum meruit, and declaratory relief related to the plaintiff's claim for unpaid legal services. Our management has denied that the plaintiffs are owed the amounts sought and we intend to vigorously defend this action on the basis brought by the plaintiffs. This matter is currently in the discovery phase and, as such, our counsel has advised us that it is premature to attempt to estimate any potential outcome or loss at this time. A mandatory settlement conference is scheduled for August 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In March 2005, we filed a Notice of Sale of Securities on Form D for the sale of restricted shares of our common stock to accredited investors at a purchase price of $0.75 per share for up to an aggregate of $1,000,000. The sale of our restricted common shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 506 of Regulation D, promulgated under the Securities Act. At June 30, 2005, we have received the sum of $735,000 for a total issuance of 1,230,496 restricted common stock. We anticipate closing the offering of our restricted common shares at such time as we may complete the full subscription.

In April 2005, we issued 2,500,000 shares of our restricted common stock pursuant to a Share Exchange Agreement in connection with our acquisition of Nu-Tech Industrial Sales, Inc. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during the three months ended June 30, 2004. We did not repurchase any of our securities during the three months ended June 30, 2005, and accordingly, we have eliminated such table.

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

Acquisition of Nu-Tech Industrial Sales, Inc.

In April 2005, we closed the acquisition of Nu-Tech Industrial Sales, Inc., a California Corporation ("Nu-Tech"), from its two shareholders, Robert Page and Kathy Page, pursuant to a Share Exchange Agreement whereby we will acquire all of the outstanding capital stock of Nu-Tech, aggregating 2,500 shares, in exchange solely for 2,500,000 restricted shares of our common stock. In connection with and subsequent to our acquisition of Nu-Tech, Nu-Tech is obligated to enter into an employment agreement with Robert Page and Kathy Page to serve as principal executive officers of Nu-Tech, at a joint compensation rate of $200,004 per annum. The term of their employment shall be for at least 2 years. As of the date of the filing of this quarterly report on form 10-QSB for the fiscal quarter ended June 30, 2005, Nu-Tech operates as our wholly-owned subsidiary. The parties are currently negotiating the terms of a definitive employment agreement. We believe the issuance of our common stock was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

Item 2.02 (Results of Operations and Financial Condition)

On May 6, 2005 we issued a press release wherein we announced our financial results for the 3-month ended and 6-month ended periods of our fiscal year ending September 30, 2005. The financial results reflected in this release included the following subsidiaries: Elite Machine Tool Company, Eran Engineering, All-American CNC Sales, Accurate Technology, and Spacecraft Machine Products. For the 3-month period covering October 1, 2004 thru December 31, 2004 we reported total sales of $3,123,356. Cost of Sales totaled $2,063,733, resulting in a Gross Profit of $1,059,623, a Gross Margin of 34%. Operating Expenses totaled $651,638, resulting in Pre-Tax Income of $407,985 for the quarter, a Pre-Tax Profit Margin of 13%. For the 6-month period covering October 1, 2004 thru March 31, 2005 we reported Total Sales of $9,021,450. Cost of Sales totaled $5,981,283, resulting in a Gross Profit of $3,040,167, a Gross Margin of 34%. Operating Expenses totaled $1,914,846 and net miscellaneous expense totaled $136,101. The reported financials result in $0.025 Earnings per Share for the first six months. A copy of this press release is attached to this filing as
Exhibit 99.6.

On April 21, 2005 we issued a press release wherein we announced that we had completed financial audits for our fiscal years ended September 30, 2003 and 2004 and that we had achieved total revenues of $7,204,211 and a net profit of $393,366 for earnings of $0.01 per share in our 2004 fiscal year. In addition, we announced that our Board of Directors had declared our first cash dividend to shareholders in the amount will be $0.005 per share. Based on the closing stock price on April 19, 2005, of $1.03 per share, the dividend represented a yield of 0.485%. The record date for payment of the dividend was May 6, 2005, with a payable date of May 13, 2005. A copy of this press release is attached to this filing as Exhibit 99.7.

Item 3.02. (Unregistered Sales of Equity Securities).

See Item 2, "UNREGISTERED SALES OF EQUITY SECURITIES" beginning on page 44, above.

Item 5.02. (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers).

Subsequent to our acquisition of Nu-Tech from Robert Page and Kathy Page, Robert Page was elected and nominated to our Board of Directors in April 2005. Mr. Page also serves as the President of our Nu-Tech, where he is responsible for its overall management. Nu-Tech was founded by Mr. Page in 1999, and today specializes in cutting tools and manufacturing process for the machine tool, medical manufacturing, wheel manufacturing, and automotive repair industries. Prior to this, Mr. Page founded All American Wheel Company in 1997, a company specializing in the manufacture of chrome wheels for the motorcycle industry. From 1980 to 1998, Mr. Page worked for Rudell Carbide, a company specializing in the industrial distribution of parishable tooling and supplies, where his responsibilities included sales, new products and engineering design.

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

10.26 (13)        Stock  Purchase  Agreement  dated  February  6,  2003  between
                  Gateway International Holdings, Inc. and Joe Thomas.

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

99.6 * Press release dated April 21, 2005 regarding the completion of financial audits for 2003 and 2004 and the declaration of a cash dividend by Gateway's Board of Directors.

99.7 * Press release dated May 6, 2005 regarding the financial results for the first and second quarter of Gateway's current fiscal year.

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

            (13) Filed on August 12, 2005 as an exhibit to Gateway's amended report on Form 10-QSB for the fiscal quarter ended March 31, 2003 and incorporated herein by reference.

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