Form 10KSB
period 2003-09-30
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2005-08-18
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003.

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

As of August 16, 2005, there were 40,307,254 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
                                   Form 10-KSB
                  For the Fiscal Year Ended September 30, 2003

                                TABLE OF CONTENTS

PART I.........................................................................3
      ITEM 1.  BUSINESS........................................................4
      ITEM 2.  DESCRIPTION OF PROPERTY........................................21
      ITEM 3.  LEGAL PROCEEDINGS..............................................22
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............25
PART II.......................................................................25
      ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
               AND SMALL ISSUER PURCHASES OF EQUITY SECURITIES................25
      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......27
      ITEM 7.  FINANCIAL STATEMENTS...........................................37
      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................37
      ITEM 8A. CONTROLS AND PROCEDURES........................................38
PART III......................................................................39
      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
               EXCHANGE ACT...................................................39
      ITEM 10. EXECUTIVE COMPENSATION.........................................42
      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT.................................................45
      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................47
      ITEM 13. EXHIBITS.......................................................49
      ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................49

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

Subsequent to the merger, Daniel Lennert and Laura Stearman, the former owners and executive officers of BCI (the "BCI parties") commenced litigation against us, our executives, the executive officers of E.M. Tool Company, Inc. (our wholly-owned subsidiary), and the Securities and Exchange Commission ("SEC") alleging, among other things, that the agreement of the BCI parties to enter into the merger with GWIH Acquisition Corp., was obtained by fraud. We vigorously denied these allegations and, ultimately, the case was settled pursuant to a Mutual Rescission of Contracts, Settlement Agreement and Release of Claims, effective as of January 1, 2003, pursuant to which the merger transaction was formally rescinded. In connection with the rescission, we returned to the former shareholders of BCI, their shares of BCI acquired in the merger, in exchange for their return of the shares of our stock acquired in the merger, and the immediate resignation of Daniel Lennert from our Board of Directors. The agreement also contained mutual releases of claims. Accordingly, BCI no longer operates as our subsidiary or affiliate.

Independent Accountants Scope Limitation.

Our auditors were unable to review the income from operations of Nelson Engineering, Inc. and Bechler Cams, Inc. for the period October 1, 2002 through December 31, 2002 amounting to $161,456 which was included in the Consolidated Statement of Operations for the six months ended March 31, 2003 nor were they able to verify the loss on disposal of these subsidiaries amounting to $161,456 through other review procedures.

It is the opinion of our Management that the income from operations that is offset by the loss on disposal is immaterial as it has no effect on our income, net worth or earnings per share. The auditors have initiated consultation with the Securities and Exchange Commission regarding the removal of its scope limitation on that basis.

SUBSEQUENT EVENTS

Acquisition of Eran Engineering, Inc.

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

Establishment of A-Line Capital Corporation

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

On the other hand, the continued "war on terrorism" has resulted in increased military and defense spending, and the United States government has increased its budget for aerospace and defense spending from $328 billion in 2002 to $379 billion in 2003. In the U.S. Government's fiscal year of 2004, Congress appropriated $375 billion for the Department of Defense, a 21 percent increase in funding since 2001. This amount includes $140 billion for weapons and equipment procurement and research and development activities, an increase of 36 percent since 2001. Congress provided additional funding for Operation Iraqi

Freedom, bringing the Department of Defense's total funding to over $440 billion for fiscal year 2004. For fiscal year 2005, the president has requested that Congress appropriate $402 billion for the Department of Defense, a 7 percent increase over 2004, including $144 billion for procurement and research and development. While Department of Defense funding level may change over time, expected levels of funding available for the next several years should remain relatively stable for 2004 and 2005. (See: Aerospace and Defense Industry Report, www.mccombs.utexas.edu/AIMCenter/AppInvMan/Industry%20Reports/2004-2005/
Wrighton.pdf, released November 5, 2004 by MBA Investment Fund, LLC). Some of our top customers, including Boeing, are dominant players within US aerospace and defense spending.

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

Employees

At August 18, 2005, we and our wholly-owned subsidiaries collectively employ 76 full-time employees and 6 part time employees. These employees devote as much time as they determine is necessary to carry out our affairs. We are not aware nor have we been made aware of any problems with regards to our relationships with these employees and therefore believe that our relationships with them are good. Our employees are not represented by a collective bargaining organization and we have not experienced any work stoppage.

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

The Independent Auditor's Report for Gateway's financial statements for the fiscal year ended September 30, 2003 expresses "substantial doubt" about our ability to continue as a going concern, due to our substantial accumulated deficits of $1,970,850 and working capital deficits of $54,316 at September 30, 2003. We have taken certain restructuring steps to provide the necessary capital to continue our operations, such as the raising of approximately $750,000 through a sale of new restricted shares of our Company through the first six months of our fiscal year ending September 30, 2005. Further, our management believes that the addition of five new profitable subsidiaries has brought further strength to our financial position (See "Subsequent Events"). However, there can be no assurance whether, or when, these steps will resolve our accumulated and working capital deficits and we may continue to incur net losses through 2004 and 2005 and possibly beyond. Additionally, we expect to incur significant expenses as we focus on our business strategy. As a result, we will need to generate significant revenue to achieve profitability, which may not occur. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve and maintain profitability our business will be materially impacted and the value of our stockholders' investments may decline.

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

During the fiscal year ended 2003, our sales to three customers represented approximately 17.80% of net sales. At September 30, 2003, two of our customers accounted for approximately 54% of accounts receivable. The loss of any of these key customers would have a materially adverse impact on our future results of operations and financial condition.

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

Risks Related To Our Stock

The registration of our securities may be suspended by the SEC for a period not exceeding 12 months by the SEC, or the SEC may seek to revoke the registration of our securities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended September 30, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL ISSUER PURCHASES OF EQUITY SECURITIES

Up until June 14 2003, our common stock was traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol GWIH.OB. Since June 15, 2003, our common stock has been traded on the Pink Sheets under the Symbol GWYI.PK. The following table indicates quarterly high and low price per share for our common stock during the fiscal year ended September 30, 2003 and during the fiscal year ended September 30, 2002. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions. In addition, the prices set forth below do not reflect the 2 for 1 stock split affected in the form of a stock dividend distributed during the fourth quarter of fiscal year 2004. The market for our shares has been sporadic and at times very limited.

      Fiscal Year Ended September 30, 2003

                                                       High               Low
      4th Quarter ended September 30, 2003          $      .11        $      .05
      3rd Quarter ended June 30, 2003               $      .08        $      .08
      2nd Quarter ended March 31, 2003              $      .17        $      .15
      1st Quarter ended December 31, 2002           $      .08        $      .04
      4th Quarter ended September 30, 2002          $      .07        $      .07
      3rd Quarter ended June 30, 2002               $      .05        $      .05
      2nd Quarter ended March 31, 2002              $      .99        $      .99
      1st Quarter ended December 31, 2001           $     1.31        $     1.30

The closing price of our common stock as of August 18, 2005 was $1.73 per share.

Number of Shareholders

At September 30, 2003, we had approximately 73 stockholders of record. At August 18, 2005, we had approximately 75 stockholders of record of our common stock. This figure does not include beneficial owners of common stock held in nominee or street name, as we cannot accurately estimate the number of these beneficial owners.

Dividend Policy

We did not declare or pay any dividends during our fiscal year ended September 30, 2003 and fiscal year ended September 30, 2002. Although in May 2005, our management has declared and paid a dividend of $0.005 on our common stock, payment of future dividends, if any, on our common stock, is dependent upon the amounts of our future after-tax earnings, if any, and is subject to the discretion of our Board of Directors. The Board of Directors is not legally obligated to declare dividends, even if we are profitable.

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

Recent Sales of Unregistered Securities

In March 2005, we filed a Notice of Sale of Securities on Form D for the sale of restricted shares of our common stock to accredited investors at a purchase price of $0.75 per share for up to an aggregate of $1,000,000. The sale of our restricted common shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 506 of Regulation D, promulgated under the Securities Act. At August 18, 2005, we have received the sum of $735,000 for a total issuance of 1,230,496 shares of restricted common stock. We anticipate closing the offering of our restricted common shares no later than August 31, 2005, or at such later time as we may complete the full subscription.

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

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities in the fourth quarter of our fiscal year ended September 30, 2003. We did not repurchase any of our securities in the fourth quarter of our fiscal year ended September 30, 2003, and accordingly, we have eliminated such table.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION TC "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

As of August 18, 2005, we are a diversified holding company that operates through our wholly-owned subsidiaries principally in the aerospace and defense markets. We currently have 8 subsidiaries in operation including: Eran Engineering, Inc., Elite Machine Tool Company, Inc., All American CNC Sales, Inc., A-Line Capital Corporation, Accurate Technology, ESK, Inc., Spacecraft Machines, Inc., and Nu-Tech Industrial Sales, Inc. Our strategy has been to seek and acquire profitable, cash flow positive companies that will compliment and diversify our existing portfolio of companies with a focus on potential acquisitions in the aerospace and defense markets. To date, we have completed the acquisition of eight (8) companies, all of which operate as our wholly-owned subsidiaries. (See "Description of Business").

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

Inventory consists of the following at September 30, 2003.

                                             September 30, 2003
                                             ------------------

            Finished Goods                   $          303,018
            Raw Materials                                    --
            Work in Process                                  --
                                             ------------------
                                             $          303,018
                                             ==================

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

Financial Condition and Results of Operations for the fiscal year ended September 30, 2003

The results of operations for the 2003 fiscal year include our accounts and the accounts of our wholly-owned subsidiaries, E.M. Tool Company, Inc. d.b.a. Elite Machine Tool Company and Eran Engineering, and do not include the accounts of our recently acquired, wholly-owned subsidiaries. All significant inter-company accounts and transactions were eliminated in consolidation. For an understanding of the significant factors that influenced our performance during the past two fiscal years, the following discussion should be read in conjunction with our consolidated financial statements presented in this Form 10-KSB. Readers are also directed to the factors set forth in "Risk Factors - Risks Relating to Our Business" for a discussion of certain factors that may adversely affect our business, operations and financial condition.

Although our results of operations include income from operations and loss on disposal of Nelson Engineering, Inc. and Bechler Cams, Inc., aggregating income of $161,456 and loss of $161,456, respectively, our auditors were not able to audit these amounts for the period from October 1, 2002 to December 31, 2002, nor were they able to very the income from operations and loss on disposal of our former subsidiaries through other audit procedures.

The following table sets forth certain of our historical statement of operations data for the periods indicated, expressed in dollars and as a percentage of net sales, for our fiscal years ended September 30, 2003 and 2002, respectively.

----------------------------------------------------------------------------------------------------------------
                                          September 30, 2003                             September 30, 2002
                                  ---------------------------------            ---------------------------------
Net Sales                         $      3,426,126           100.00%           $      2,197,692           100.00%
Cost of Sales                            2,484,565            72.52%                  2,005,620            91.26%
                                  ----------------                             ----------------

Gross Profits                              941,561            27.48%                    192,072             8.74%

Operating Expenses:
Payroll and related Expenses               311,711             9.10%                    369,530            16.81%

Selling, General and
Administrative Expenses                    682,502            19.92%                    637,059            28.99%
                                  ----------------                             ----------------
Total Operating Expenses                   994,213            29.02%                  1,006,589            45.80%
                                  ----------------                             ----------------
Operating Income (Loss)                    (52,652)           (1.54)%                  (814,517)          (37.06)%
Interest Income                                264             0.01%                   (141,376)           (6.43)%
Other                                         (228)           (0.01)%                        --               --
                                  ----------------                             ----------------
Total Other Income (Expenses)                   36             0.00%                   (141,376)           (6.43)%
                                  ----------------                             ----------------

Income (Loss) from continuing
operations before income tax
and discontinued operations)               (52,616)           (1.54)%                  (955,893)          (43.50)%

Provision for Income Taxes                   1,600             0.05%                        800             0.07%
                                  ----------------                             ----------------
Income (Loss) from continuing
operations after income tax
provision and before
discontinued operations.                   (54,216)           (1.58)%                  (956,693)          (43.53)%

Income (Loss from
subsidiaries disposed                      161,456             4.71%                         --               --

Gain (Loss) on disposal                   (161,456)           (4.71)%                        --               --
                                  ----------------                             ----------------
Income (Loss) from
discontinued operations.                         0               --                          --               --
                                  ----------------                             ----------------

Net Loss                                   (54,216)           (1.58)%                  (956,693)           (4.53)%
----------------------------------------------------------------------------------------------------------------

Revenues

Net Revenues for the year ended September 30, 2003 increased to $3,426,126 from $2,197,692 for the year ended September 30, 2002. The increase in net sales of $1,228,434, or approximately 55.9% over our prior fiscal year was primarily due to an economic recovery in our fiscal year 2003 following the economic shock of the terrorist attacks of September 11, 2001, which negatively impacted our fiscal year 2002 revenues. The increase in demand for our products in our fiscal year 2003 allowed us to sell more of our products at higher prices, thereby enabling us to generate more revenues.

Cost of Sales

Cost of sales for the year ended September 30, 2003 increased to $2,484,565 from $2,005,620 for the year ended September 30, 2002. The overall increase in cost of sales of $478,945, or approximately 23.9% over our prior fiscal year was primarily due to the increase in our net sales in fiscal year 2003 that resulted from the overall recovery from the economic shock of the September 11, 2001 terrorist attacks.

Gross Profits

Overall gross profits for the year ended September 30, 2003 increased to $941,561 from $192,072 for the year ended September 30, 2002. The overall increase in gross profits of $749,489 or approximately 390.2% over our prior fiscal year was primarily due to the overall increase in net sales in fiscal year 2003 that resulted from the overall recovery from the economic shock of the September 11, 2001 terrorist attacks.

Operating Expenses

Total operating expenses for the year ended September 30, 2003 decreased to $994,213 from $1,006,589 for the year ended September 30, 2002. The overall decrease in expenses of approximately $12,376, or approximately 1.23% over the prior year is covered below in our discussion of Payroll Expenses and Selling, General, and Administrative Expenses.

Payroll and Related Expenses

Payroll and related expenses for the year ended September 30, 2003 decreased to $311,711 from $369,530 for the year ended September 30, 2002. During our fiscal year 2003, we laid off several of our employees which resulted in an overall decrease in payroll expenses of $57,819, or approximately 15.65% over our prior fiscal year.

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

Operating Loss

Our operating loss for the year ended September 30, 2003 decreased to $52,652 from $814,517 for the year ended September 30, 2002. The decrease in operating losses of $761,865, or 93.54% over our prior fiscal year is primarily due to an increase in our sales at better margins.

Interest Income (Loss)

During our fiscal year ended September 30, 2003, we had interest income of $264, compared to an interest loss of $141,376 during our fiscal year ended September 30, 2002. This increase in interest income over the prior period is due primarily to additional funds that were held in bank savings accounts.

Income (Loss) from Discontinued Operations

During our fiscal year ended September 30, 2003, we had income from the operations of our wholly-owned subsidiaries, Nelson Engineering, Inc. and Bechler Cams, Inc. of $161,456. Upon rescission of the acquisitions of Nelson Engineering, Inc. and Bechler Cams, Inc., as described elsewhere in this Report, we reported losses of ($161,456) resulting from the discontinued operations of these former, wholly-owned subsidiaries.

Net Loss

Net loss for the year ended September 30, 2003 decreased to $54,216 from $956,693 for the year ended September 30, 2002. The overall decrease in net loss of $902,477, or approximately 94.33%, from 2002 is due primarily to the offset provided by the increases in revenues and gross profits generated during the same period, as well as tighter fiscal management over our financial resources and outlays.

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

Liquidity and Capital Resources

                                         2003           2002           2001
                                     -----------    -----------    -----------
Net cash provided by
 (used in) operating activities      $   (29,981)   $  (125,644)   $    62,641
Net cash provided by
 (used in) investing activities           48,000         (1,282)            --
Net cash provided by
 (used in) financing activities          (35,472)        46,193       (159,144)

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

Cash Flows from Operating Activities

Net cash used in operating activities of $29,981 for the twelve months ended September 30, 2003 was primarily attributable to a net loss of $54,216, adjustments to reconcile net loss to net cash, principally the issuance of stock for services of $12,000, accounts receivable deficit of $686, inventory expense of $100,733, accounts payable and accrued liabilities of $88,807, depreciation and amortization expense of $16,471 and bad debt expense of $8,376.

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

Internal Sources of Liquidity

For the twelve months ended September 30, 2003, the funds generated from our operations were insufficient to fund our daily operations. Gross profits for fiscal year 2003 were $941,561, which was insufficient to meet our operating expenses of $994,213 for the same period. There is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations will be insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity. (See Risk Factors - Risks Related To Our Business).

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

On September 1, 2003 we executed a non-interest bearing promissory note in favor of our Vice President and Director, Joseph T.W. Gledhill for the principal amount of $459,700, which is due and payable on or before September 30, 2006. We made no payments to Mr. Gledhill under this note during our fiscal years 2003. At September 30, 2003, the outstanding principal due under this note was $459,700.

In August 2003, our wholly owned subsidiary, E.M. Tool Company, Inc. executed a promissory note in favor of Austin D. Lucas, Inc. in the principal amount of $131,529, payable in thirteen consecutive monthly installments of approximately $10,000 and bearing interest at the rate of 10%. At September 30, 2003, the principal balance due under this note was $112,084.

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

In our fiscal year 2003,  we had  outstanding  debt as evidenced by a promissory note in favor of Blaga Precision, which was payable in monthly installments of $10,000, including interest at 10% per annum. At September 30, 2003, the outstanding principal of this debt was $11,104. The note matured and was paid in full in our fiscal year 2004.

In our fiscal year 2003,  we had  outstanding  debt as evidenced by a promissory note in favor of an individual, Mr. Daisuke Mikami, which was payable in 6 monthly installments of $3,500, including interest at 10% per annum. This note matures in October 2005. At September 30, 2003, the outstanding principal balance and interest due under this note was $22,447.

In our fiscal year 2003, we had outstanding debt owed to Eran Engineering, Inc. in the principal amount of $97,860. At the time this debt was incurred, Eran Engineering was not yet our wholly-owned subsidiary. Subsequent to our acquisition of Eran Engineering on October 1, 2003, this debt was written off our books as inter-company debt in our fiscal year 2004.

In our fiscal year 2003, we had outstanding debt owed to a former related party, Nelson Engineering, Inc. accruing interest at 10% per annum. At September 30, 2002, the outstanding principal balance and interest due to Nelson Engineering, Inc. was $119,428, and at September 30, 2003, the outstanding principal balance due and owing to Nelson Engineering, Inc. was $64,445.

In September 5, 2002, our wholly-owned subsidiary, Elite Machine, executed a secured promissory note in the amount of $1,037,683.95 in favor of Financial Federal Credit, Inc., and bearing interest at the rate of 8.25%. The note is payable in monthly installments of $8,250 for a period of 60 months, and a balloon payment on the 61st month of $542,683.96. This note is secured by the assets of Elite Machine and guaranteed by our Director, President and Chief Executive Officer, Lawrence A. Consalvi. At September 30, 2003, the balance on this note was $744,286.

Inflation

Management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal years 2004 and 2005, except that rising oil and gas prices may materially and adversely impact the economy generally.

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

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Lawrence A. Consalvi, and our Chief Financial Officer, Mr. Jitu Banker (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, September 30, 2003, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings.

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

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2003. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors, and their respective ages as of August 18, 2005, are as follows:

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

Lloyd R. Leavitt, III currently serves as a Director and our Chief Operating Officer, a position he has held since February 2005. In addition, Mr. Leavitt also serves as the President and Chief Financial Officer of our wholly-owned subsidiary, Spacecraft Machine Products, Inc., where he is responsible for the managerial control of the company as well as the management of the sales and marketing efforts. From 1997 until 2002, he was Vice President and Chief
Financial Officer of Divaricate, Inc. Prior to joining Divaricate, Inc., Mr. Leavitt spent three years with the Walt Disney Company in a senior management position within its home video division. In addition, he worked in both a finance and systems capacity at Maxicare Healthcare Corporation and has held a number of senior level positions for the Union Pacific Railroad Company. Mr. Leavitt currently serves on the Board of Directors of Access Tradeone.com, Inc., a position he has held since 1998.

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

As of September 30, 2003, and as of the date of filing of this report, we have not created any standing committees of the Board of Directors, including an audit committee. Accordingly, our entire Board of Directors, all of whom are affiliated with us through our acquisitions of their respective operating companies (and therefore do not qualify as independent directors), serve as our audit committee.

We also disclose that our Board has determined that we have not, and we do not, possess on our Board of Directors anyone who qualifies as an audit committee financial expert and, unless and until one is identified and agrees to serve, we will continue to rely on outside professional consultants who advise us with respect to audit matters.

Changes  to  Procedures  Regarding  Nomination  of  Directors  to the  Board  of
Directors

During our fiscal year ended September 30, 2003, there were no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Compliance with Section 16(A) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based solely upon review of the copies of such reports furnished to us during, and with respect to, the fiscal year ended September 30, 2003 or any written representations we received from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required during that period, we believe that, for the fiscal year ended September 30, 2003, all Section 16(a) filing requirements applicable to our reporting persons were met.

Code of Ethics

We have adopted a Code of Ethics applicable to our principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION.

Compensation of Directors

Directors were not compensated for any services they provided as directors on the Company's board of directors, for the year ended September 30, 2003.

Compensation of Executive Officers

                           SUMMARY COMPENSATION TABLE

                                                                                        Long Term
                                                  Annual Compensation                  Compensation
                                     ----------------------------------------------- -----------------
                                                                                         Awards
                                                                           Other     -----------------
                                                                           Annual       Securities
                                                                          Compen-       Underlying          All Other
                                                  Salary        Bonus      sation        Options          Compensation
Name and Principal Position             Year       ($)           ($)        ($)            (#)                 ($)
------------------------------------  --------  -----------   ---------- ----------- -----------------   ----------------
Larry Consalvi (1)                      2003      192,000         0            0              00                  0
President and                           2002      192,000         --           --             --                 --
Chief Executive Officers                2001        --            --           --             --                 --

Joseph Gledhill (2)                     2003      120,000         0            0               0                  0
Vice President                          2002       96,000         --           --             --                 --
                                        2001        --            --           --             --                 --

Lloyd Leavitt (3)                       2003        --            --           --             --                 --
Chief Operating Officer                 2002        --            --           --             --                 --
                                        2001        --            --           --             --                 --

Jitu Banker, (4)                        2003        --            --           --             --                 --
Chief Financial Officer                 2002        --            --           --             --                 --
                                        2001        --            --           --             --                 --

Brent Mouton (5)                        2003        --            --           --             --                 --
                                        2002       60,000         --           --             --                 --
                                        2001        --            --           --             --                 --

(1) Lawrence Consalvi began serving as Chief Executive Officer of Gateway International Holdings, Inc. and President in December 2001.

(2)   Joseph   Gledhill   began  serving  as  the  Vice   President  of  Gateway
      International Holdings, Inc. in December 2001.

(3) Lloyd Leavitt began serving as the Chief Operating Officer of Gateway International Holdings, Inc. in February 2005, and accordingly had no reportable compensation during the fiscal years 2003, 2002, and 2001.

(4) Jitu Banker began serving as the Chief Financial Officer of Gateway International Holdings, Inc. in March 2005, and accordingly had no reportable compensation during the fiscal years 2003, 2002, and 2001.

(5) Brent Mouton served as Chief Financial Officer of Gateway International Holdings, Inc. beginning December 2001 until he resigned from the Company in August 2002.

Stock Option Grants.

No stock options were granted to our named executive officers during the fiscal year ended September 30, 2003, nor have any stock options been granted to our named executive officers since September 30, 2003, through and including the filing date of this Report.

Exercises of Stock Options and Year-End Option Values

No stock options were exercised by our named executive officers during the fiscal year ended September 30, 2003, nor have any stock options been exercised by our named executive officers since September 30, 2003, through and including the filing date of this Report.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Securities Authorized For Issuance Under Equity Compensation Plans

We are required by the Securities Act of 1933 to disclose, in tabular format, information regarding our equity securities authorized for issuance pursuant to any compensation plans as of the end of our fiscal year ended September 30, 2003. We did not have any securities authorized for issuance under any equity compensation plans during our fiscal year ended September 30, 2003, and accordingly, we have eliminated such table.

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

In December 2004, we entered into a Share Exchange Agreement whereby we acquired all of the outstanding capital stock of Accurate Technology from its two shareholders, William Gledhill and David Lyons, in exchange for 12,000,000 restricted shares of our common stock. At the time of the acquisition, Mr. William Gledhill is the son of our Vice President and Director, Joseph T.W. Gledhill. In connection with the acquisition, Accurate subsequently entered into an employment agreement with William Gledhill to serve as its Vice President at a compensation rate of $192,000 per annum.

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

On November 10, 2004, Lawrence A. Consalvi, our Director and President, surrendered 6,000,000 shares of our common stock owned by Mr. Consalvi for cancellation. These shares were surrendered as an additional capital contribution for no consideration from us. At the time of the surrender, we had 32,966,000 shares of common stock outstanding. After the surrender and cancellation of Mr. Consalvi's 6,000,000 common shares, and the contemporaneous surrender and cancellation of 6,000,000 shares of common stock owned by Joseph T.W. Gledhill (discussed below), we had 20,966,000 shares of common stock outstanding. At the time of the surrender, the shares surrendered by Mr. Consalvi represented approximately 18.2% of our issued and outstanding common stock, and together with the shares surrendered by Mr. Gledhill, represented approximately 36.4% of our issued outstanding common stock. The transaction had an anti-dilution effect for the other shareholders of our company.

On November 10, 2004, Joseph T.W. Gledhill, our Vice President, surrendered 6,000,000 shares of our common stock owned by Mr. Gledhill for cancellation. These shares were surrendered as an additional capital contribution for no consideration from us. At the time of the surrender, these shares represented approximately 18.2% of the issued and outstanding shares of our common stock. The transaction had an anti-dilution effect for the other shareholders of our company.

In October 2004, we entered into a Share Exchange Agreement whereby we acquired all of the outstanding capital stock of All American from its two shareholders, Tim Consalvi and Kathy Consalvi in exchange for 1,000,000 shares of our restricted common stock. At the time of the acquisition, Tim Consalvi is the brother of our director and president, Lawrence A. Consalvi, and Kathy Consalvi (the wife of Tim Consalvi), is the sister-in-law of Lawrence A. Consalvi. In addition, immediately after the acquisition, All American entered into an employment agreement with Tim Consalvi to serve as its President and Secretary at a monthly compensation of $168,000 per annum.

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

Reports on Form 8-K.

On August 8, 2003, we filed a report on Form 8-K dated July 24, 2003. The report disclosed under Item 2 , the acquisition of all of the issued and outstanding shares of Eran Engineering, Inc.

Financial Statements

                                                                            Page
                                                                            ----
Reports of Independent Registered Public Accounting Firm                     F-1
Consolidated Balance Sheet                                                   F-3
Consolidated Statements of Operations                                        F-4
Consolidated Statement of Stockholders' Deficit                              F-5
Consolidated Statements of Cash Flows                                        F-6
Notes to Consolidated Financial Statements                                   F-8

      2. Financial Statement Schedules

The financial statement schedules required by Regulation S-X are included herein. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      3. Exhibits

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We appointed Kabani & Company, Inc. to serve as our independent auditors for the fiscal year ended September 30, 2003. We appointed Squar, Milner, Reehl and Williamson, LLP to serve as our independent auditors for the fiscal year ended September 30, 2002. Our The board of directors pre-approves all services performed by the our principal auditors. During fiscal year 2003, Kabani & Company, Inc. provided no auditing services to us, and accrued fees owed to Kabani & Company, Inc. by us are as follows:

Audit Fees

2003                       2002
----                       ----
$0.00                      $0.00

Audit Related Fees

2003                       2002
----                       ----
$0.00                      $0.00

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

Tax Fees

2003                       2002
----                       ----
$0.00                      $0.00

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2003                       2002
----                       ----
$0.00                      $0.00

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY INTERNATIONAL HOLDINGS, INC.


By:  /s/ Lawrence A. Consalvi
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Date: August 18, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Lawrence A. Consalvi
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Director
     Date:  August 18, 2005


By:  /s/ Jitu Banker
     -----------------------------------
     Jitu Banker
     Chief Financial Officer and Secretary
     Date: August 18, 2005


By:  /s/ Lloyd R. Leavitt, III
     -----------------------------------
     Lloyd R. Leavitt, III
     Chief Operating Officer and Director
     Date: August 18, 2005


By:  /s/ Joseph T.W. Gledhill
     -----------------------------------
     Joseph T.W. Gledhill
     Vice President and Director
     Date: August 18, 2005


By:  /s/ Tim Consalvi
     -----------------------------------
     Tim Consalvi
     Director
     Date: August 18, 2005

                                 EXHIBIT INDEX

--------------------------------------------------------------------------------
Exhibit Number                                               Description
--------------------------------------------------------------------------------
2.1(5)      Agreement and Plan of Reorganization dated December 11, 2001, by and between  Gourmet  Gifts,  Inc.,  E.M.  Tool  Company,  Inc.  and the
            shareholders of E.M. Tool Company, Inc.
--------------------------------------------------------------------------------
2.2(6)      Agreement  and Plan of  Reorganization  dated  March 31, 2002 by and between  Gateway  International  Holdings,  Inc.,  GWIH  Acquisition
            Corp., Bechler Cams, Inc. and the shareholders of Bechler Cams, Inc.
--------------------------------------------------------------------------------
2.3(8)      Agreement  and Plan of  Reorganization  dated  April 26, 2002 by and between  Gateway  International  Holdings,  Inc.,  GWIH  Acquisition
            Corp.,  Nelson  Engineering,  Inc.  and the  shareholders  of Nelson
            Engineering, Inc.
--------------------------------------------------------------------------------
2.4(8)      First  Amendment to the Agreement and Plan of  Reorganization  dated
            October 4, 2002 by and between Gateway International Holdings, Inc.,
            GWIH   Acquisition   Corp.,   Nelson   Engineering,   Inc.  and  the
            shareholders of Nelson Engineering, Inc.
--------------------------------------------------------------------------------
2.5(8)      First  Amendment to the Agreement and Plan of  Reorganization  dated
            October 4, 2002 by and between Gateway International Holdings, Inc.,
            GWIH Acquisition  Corp.,  Bechler Cams, Inc. and the shareholders of
            Bechler Cams, Inc.
--------------------------------------------------------------------------------
2.6(10)     Agreement  for  Purchase  and Sale and Escrow  Instructions  between
            Gateway International  Holdings, Inc. and R&H Investments dated June
            30, 2003.
--------------------------------------------------------------------------------
2.7(10)     Stock Purchase  Agreement  between Gateway  International  Holdings,
            Inc.  and Hans B.  Thallmayer  and Alice  Thallmayer  dated June 17,
            2003.
--------------------------------------------------------------------------------
3.1(1)(2)   Articles  of  Incorporation   of  Gourmet  Gifts,   Inc.,  a  Nevada
            corporation, filed on September 24, 1997.
--------------------------------------------------------------------------------
3.2(1)(2)   Bylaws of Gourmet Gifts, Inc., a Nevada corporation.
--------------------------------------------------------------------------------
3.3(11)     Amended Articles of Incorporation of Gourmet Gifts, Inc.
--------------------------------------------------------------------------------
4.1(1)(2)   Specimen Common Stock Certificate.
--------------------------------------------------------------------------------
10.1(3)     Promissory  Note dated August 10, 2000 between  Gourmet Gifts,  Inc.
            and Kim Farran.
--------------------------------------------------------------------------------
10.2(4)     Promissory Note dated December 11, 2000 between Gourmet Gifts,  Inc.
            and Stanley K. Stilwell.
--------------------------------------------------------------------------------
10.3(11)    Lease dated July 1, 2002 between IPERS  Brea/Golden  State  Business
            Parks, Inc. and Nu-Tech Industrial Sales, Inc.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.4(11)    Promissory   Note   dated   January   1,  2003   issued  by  Gateway
            International Holdings, Inc. to Joseph T.W. Gledhill
--------------------------------------------------------------------------------
10.5(11)    Mutual  Rescission of Contracts and Releases of Claims dated May 15,
            2003 by and among Gateway  International  Holdings,  Inc., E.M. Tool
            Company, Inc. (doing business as Elite Machine Tool Company,  Inc.),
            Lawrence Consalvi, Joseph T.W. Gledhill,  Nelson Engineering,  Inc.,
            Don Nelson and Rich Lund
--------------------------------------------------------------------------------
10.6(11)    Promissory  Note dated June 30,  2003  issued by  Financial  Federal
            Credit, Inc. to Gateway International  Holdings,  Inc. and E.M. Tool
            Company, Inc.
--------------------------------------------------------------------------------
10.7(11)    Promissory   Note  dated   September   1,  2003  issued  by  Gateway
            International Holdings, Inc. to Joseph T.W. Gledhill
--------------------------------------------------------------------------------
10.8(11)    Mutual Rescission of Contracts,  Settlement Agreement and Release of
            Claims dated  November 20, 2003 by and among  Gateway  International
            Holdings,  Inc.,  E.M. Tool  Company,  Inc.,  Lawrence  Consalvi and
            Joseph T.W.  Gledhill,  Bechler Cams, Inc., Daniel Lennert and Laura
            Stearman
--------------------------------------------------------------------------------
10.9(11)    Promissory   Note   dated   January   1,  2004   issued  by  Gateway
            International Holdings, Inc. to Joseph T.W. Gledhill
--------------------------------------------------------------------------------
10.10(11)   Letter  Agreement dated April 8, 2004 between Gateway  International
            Holdings, Inc. and Nelson Engineering, Inc.
--------------------------------------------------------------------------------
10.11(11)   Standard  Industrial/Commercial  Multi-Tenant Lease dated August 20,
            2004 between  Lawrence A. Consalvi  individually  doing  business as
            Elite Machine Tool Company and SG&H Partners L.P.
--------------------------------------------------------------------------------
10.12(11)   Addendum to Standard Industrial/Commercial  Multi-Tenant Lease dated
            August 20, 2004 between Elite Machine Tool Company and SG&H Partners
            L.P.
--------------------------------------------------------------------------------
10.13(11)   Share Exchange  Agreement  dated  September 28, 2004 between Gateway
            International  Holdings,  Inc., All American CNC Sales, Inc. and the
            shareholders of All American CNC Sales, Inc.
--------------------------------------------------------------------------------
10.14(11)   Employment  Agreement  dated September 28, 2004 between All American
            CNC Sales, Inc. and Tim Consalvi
--------------------------------------------------------------------------------
10.15(11)   Share  Exchange  Agreement  dated  December 7, 2004 between  Gateway
            International Holdings, Inc.,  Gledhill/Lyons,  Inc. (doing business
            as  Accurate   Technologies)   and  the   shareholders  of  Accurate
            Technologies.
--------------------------------------------------------------------------------
10.16(11)   Employment Agreement dated December 7, 2004 between  Gledhill/Lyons,
            Inc., d/b/a Accurate Technologies, Inc. and David Lyons.
--------------------------------------------------------------------------------
10.17(11)   Employment Agreement dated December 7, 2004 between  Gledhill/Lyons,
            Inc., d/b/a Accurate Technologies, Inc. and William Gledhill
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.18(11)   Share Exchange  Agreement  dated  December 23, 2004 between  Gateway
            International  Holdings,  Inc.,  ESK, Inc., and the  shareholders of
            ESK, Inc.
--------------------------------------------------------------------------------
10.19(11)   Share Exchange Agreement  effective January 31, 2005 between Gateway
            International  Holdings,  Inc.,  Spacecraft Machine Products,  Inc.,
            Lloyd R. Leavitt, III and the Leavitt Family Trust
--------------------------------------------------------------------------------
10.20(11)   Secured Promissory Note effective January 31, 2005 issued by Gateway
            International Holdings, Inc. to the Leavitt Family Trust
--------------------------------------------------------------------------------
10.21(11)   Employment  Agreement  effective January 31, 2005 between Spacecraft
            Machine Products, Inc. and Lloyd R. Leavitt
--------------------------------------------------------------------------------
10.22(11)   Stock Pledge  Agreement  effective  January 31, 2005 between Gateway
            International Holdings, Inc. and Lloyd R. Leavitt
--------------------------------------------------------------------------------
10.23(11)   Share  Exchange  Agreement  dated  March 31,  2005  between  Gateway
            International Holdings, Inc., Nu-Tech Industrial Sales, Inc. and the
            shareholders of Nu-Tech Industrial Sales, Inc.
--------------------------------------------------------------------------------
10.24(11)   Promissory   Note   dated   October   1,  2002   issued  by  Gateway
            International Holdings, Inc. to Elite Machine Tool Company, Inc.
--------------------------------------------------------------------------------
10.25(11)   Promissory Note dated September 5, 2002 issued by Financial  Federal
            Credit,  Inc.  to Larry  A.  Consalvi,  d/b/a/  Elite  Machine  Tool
            Company, Inc. and E.M. Tool Company, Inc.
--------------------------------------------------------------------------------
10.26(13)   Stock  Purchase  Agreement  dated  February 6, 2003 between  Gateway
            International Holdings, Inc. and Joe Thomas.
--------------------------------------------------------------------------------
14.1(11)    Code of Ethics for Gateway International Holdings, Inc.
--------------------------------------------------------------------------------
16.1(3)     Letter of Albright,  Persing &  Associates,  Ltd.  dated  January 9,
            2001.
--------------------------------------------------------------------------------
16.2(5)     Letter of David E. Coffey, CPA, dated February 3, 2001.
--------------------------------------------------------------------------------
16.3(11)    Letter of Squar  Milner  Reehl and  Williamson,  LLP dated  June 14,
            2005.
--------------------------------------------------------------------------------
31.1*       Certification of Chief Executive  Officer Pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
31.2*       Certification of Chief Financial  Officer Pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
32.1*       Certification of Chief Executive  Officer Pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
32.2*       Certification of Chief Financial  Officer Pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
99.1(7) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
99.2(9) Unaudited Pro Forma Combined Balance Sheet for Gateway as of September 30, 2002.
--------------------------------------------------------------------------------
99.3(9) Financial Statements for Nelson Engineering, Inc. as of September 30, 2002.
--------------------------------------------------------------------------------
99.4(9)     Financial  Statements  for Bechler  Cams,  Inc. as of September  30,
            2002.
--------------------------------------------------------------------------------
99.5(12) Press release dated November 8, 2004 regarding the unaudited financial results for 2004.
--------------------------------------------------------------------------------
99.6(14) Press release dated April 21, 2005 regarding the completion of financial audits for 2003 and 2004 and the declaration of a cash dividend by Gateway's Board of Directors.
--------------------------------------------------------------------------------
99.7(14) Press release dated May 6, 2005 regarding the financial results for the first and second quarter of Gateway's current fiscal year.
--------------------------------------------------------------------------------

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

      (14) Filed on August 15, 2005 as an exhibit to Gateway's report on Form 10-QSB for the fiscal quarter ended June 30, 2005 and incorporated herein by reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                Table of Contents

                                                                            PAGE
                                                                            ----
Reports of Independent Registered Public Accounting Firm                     F-1
Consolidated Balance Sheet                                                   F-3
Consolidated Statements of Operations                                        F-4
Consolidated Statement of Stockholders' Deficit                              F-5
Consolidated Statements of Cash Flows                                        F-6
Notes to Consolidated Financial Statements                                   F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Gateway International Holdings, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheet of Gateway International Holdings, Inc. and Subsidiaries (collectively the "Company") as of September 30, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

      In our opinion, except for the effects of such adjustments, if any, has might been determined to be necessary to the statement of operations for the year ended September 30, 2003 had we been able to examine the evidence regarding the income (loss) from operations and disposal of the subsidiaries for the three months ended December 31, 2002, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway International Holdings, Inc. and Subsidiaries as of September 30, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $1,970,850 as of September 30, 2003 and has incurred a net loss of ($54,216) for the year ended September 30, 2003. These factors as discussed in Note 2 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


/s/ KABANI & COMPANY, INC.

KABANI & COMPANY, INC.
Los Angeles, California

August 1, 2005

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Gateway International Holdings, Inc. and Subsidiary

      We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Gateway International Holdings, Inc. and Subsidiary (the "Company") for the year ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Gateway International Holdings, Inc. and Subsidiary for the year ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has negative working capital of $1,055,824 and an accumulated deficit of $1,900,013 at September 30, 2002, losses from operations through September 30, 2002 and a lack of profitable operational history. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/ Squar, Milner, Reehl &Williamson, LLP

Newport Beach, California
December 20, 2002

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            As on September 30, 2003

                                                                        2003
                                                                    -----------
Assets

Current Assets:
Cash and cash equivalents                                           $     7,964
Accounts receivable, net                                                  7,569
Inventories                                                             303,018
                                                                    -----------
           Total current assets                                         318,551

Property and equipment, net                                               1,335

Other assets                                                              9,441
                                                                    -----------
                                                                    $   329,327
                                                                    ===========

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities                            $   639,122
Current portion of notes payable                                        300,601
Obligation under capital lease
Current portion of notes payable to related parties                     197,859
                                                                    -----------
           Total Current liabilities                                 1,137,582

Notes payable, less current portion                                     653,765
Notes payable to related parties, less current portion                  459,700
                                                                    -----------
           Total Liabilities                                         2,251,047
                                                                    ===========

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares
 authorized; no shares issued and outstanding                                --
Common stock, $0.001 par value; 100,000,000 shares
 authorized; 33,242,000 shares issued and outstanding                    33,242
Additional paid in Capital                                               91,279
Stockholder note receivable                                             (75,391)
Accumulated deficit                                                  (1,536,803)
                                                                    -----------
            Total stockholders' deficit                              (1,487,673)
                                                                    -----------
                                                                    $ 3,809,024
                                                                    ===========

           See accompanying notes to consolidated financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended September 30, 2003 and 2002

                                                            2003            2002
                                                        ------------    ------------
Net sales                                               $  3,426,126    $  2,197,692
Cost of sales                                              2,484,565       2,005,620
                                                        ------------    ------------
           Gross Profit                                      941,561         192,072

Operating expenses:
Payroll and related expenses                                 311,711         369,530
Selling, general and administrative expenses                 682,502         637,059
                                                        ------------    ------------
Total operating expenses                                     994,213       1,006,589
                                                        ------------    ------------
           Operating Income (Loss)                           (52,652)       (814,517)
Other income (expense):
Interest Income                                                  264        (141,376)
Other                                                           (228)             --
                                                        ------------    ------------
           Total other income (expense)                           36        (141,376)
                                                        ------------    ------------
Income (Loss) from continuing operations before
 income tax and discontinued operations                      (52,616)       (955,893)
Provision for income taxes                                     1,600             800
                                                        ------------    ------------
           Income (Loss) from continued operations           (54,216)       (956,693)
Income (Loss) from subsidiaries disposed                     161,456              --
Gain (Loss) on disposal                                     (161,456)             --
                                                        ------------    ------------
           Income (Loss) from discontinued operations             --              --
                                                        ------------    ------------

Net Income (Loss)                                       $    (54,216)   $   (956,693)
                                                        ============    ============

Earnings (Loss) per shares:

Net income (loss) per share, continuing operations      $       0.01    $      (0.06)
                                                        ============    ============
Net income (loss) per share, discontinued operations    $       0.00    $         --
                                                        ============    ============
Net income (loss) per share                             $       0.01    $      (0.06)
                                                        ============    ============
Basic and diluted weighted average shares                 33,242,000      33,442,000
                                                        ============    ============

           See accompanying notes to consolidated financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT
                 For the years ended September 30, 2003 and 2002

                                                               Additional    Stockholder
                                                                Paid in          Note       Accumulated       Total
                                       Common Stock             Capital       receivable      Deficit      Stockholders'
                                  Shares        Par Value        Amount         Amount        Amount         deficit
Balance, September 30, 2001         40,000             20         39,980        (76,461)      (943,320)      (979,781)

Issuance of common stock
for cash                             2,524              1            999             --             --          1,000

Issuance of common stock
in connection with the
merger of Gateway, net of
300,000 share subsequently
cancelled                       33,197,476         16,599        (16,599)            --             --             --

Issuance of common stock
for cash                           202,000            101         90,799             --             --         90,900

Net Loss                                --             --             --             --       (956,693)      (956,693)

Balance, September 30,
2002 (Adjusted for a stock
split, 2:1 Issued to
shareholders in August 2004)    33,442,000    $    16,721    $   115,179    $   (76,461)   $(1,900,013)   $(1,844,574)

Issuance of common stock
for services effective
September 30, 2003                 800,000            800         11,200             --             --         12,000

Repurchase and
cancellation of shares          (1,000,000)        (1,000)       (35,000)            --             --        (36,000)

Issuance of common stock
in connection with the
acquisition of Nelson
Engineering, Inc. in
October 2002                     6,175,300          6,175        296,400             --             --        302,575

Issuance of common stock
for acquisition of Bechler
Cams, Inc. in November 2002      3,530,000          3,530         95,310             --             --         98,840

Recession of acquisition
of Nelson Engineering,
Inc. and cancellation of
6,175,300 shares of common
stock                           (6,175,300)        (6,175)      (296,400)            --             --       (302,575)

Recession of acquisition
of Bechler Cams, Inc. and
cancellation of 3,530,000
shares of common stock          (3,530,000)        (3,530)       (95,310)            --             --        (98,840)

Decrease in stockholder
note receivable
                                        --             --             --          1,070             --          1,070

Net Loss for the year
                                        --             --             --             --        (54,216)       (54,216)

Balance, September 30, 2003     33,242,000         16,521         91,379        (75,391)    (1,954,229)    (1,921,720)

           See accompanying notes to consolidated financial statement

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended September 30, 2003 and 2002

                                                                  2003         2002
                                                               ---------    ---------
Cash flows from operating activities:
   Net income (Loss)                                           $ (54,216)   $(956,693)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                               16,471       43,545
      Bad Debt expense                                             8,376       53,205
         Stocks issued for services                               12,000           --
         Accounts receivable                                        (686)     142,352
         Inventories                                            (100,733)     429,850
         Other assets                                                 --        6,500
         Accounts payable and accrued liabilities                 88,807      155,597
                                                               ---------    ---------
   Net cash (used in) provided by operating activities           (29,981)    (125,644)
                                                               ---------    ---------

Cash flows from investing activities:
   Purchases of property and equipment                                --       (1,282)
   Proceeds from sale of assets                                   48,000           --
                                                               ---------    ---------
   Net cash (used in) provided by investing activities            48,000       (1,282)
                                                               ---------    ---------

Cash flows from financing activities:

   Proceeds on notes payable - related party                      40,992     (331,826)
   Proceeds on notes payable                                          --           --
   Principal repayments on capital lease obligations              (5,078)      (4,089)
   Payments on notes payable - related party                     (36,456)     (54,792)
   Principal borrowings on notes payable                              --       60,000
   Principal borrowings on notes payable to related parties           --      285,000
   Repurchase of common stock                                    (36,000)          --
   Restricted stock issued for cash                                   --       91,900
   Decrease in stockholder note receivable                         1,070           --
                                                               ---------    ---------
         Net cash provided by (used in) financing activities     (35,472)      46,193
                                                               ---------    ---------

         Net Increase (decrease) in cash and cash
          equivalents                                            (17,453)     (80,733)
Cash and cash equivalents at beginning of year                    25,417      106,150
                                                               ---------    ---------
Cash and cash equivalents at end of year                       $   7,964    $  25,417
                                                               =========    =========

Supplemental disclosure of cash flow information
Cash paid during the year
   Interest                                                    $ (15,492)      68,336
                                                               =========    =========
   Income taxes                                                $   1,600    $     800
                                                               =========    =========

           See accompanying notes to consolidated financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended September 30, 2003 and 2002

Supplemental disclosure of non-cash investing and financing activities:

------------------------------------------------------------------------------------------
      Property acquired through Notes Payables               $                    $
------------------------------------------------------------------------------------------
      Business acquired through Notes Payables               $                    $
------------------------------------------------------------------------------------------
      Businesses acquired thru issuance of common stock      $     401,415        $     --
------------------------------------------------------------------------------------------

Supplemental disclosure of non-cash investing land financing activities:

      o During the year ended September 30, 2002 the Company surrendered inventories valued at $197,805 in satisfaction of a note payable which was secured by the related inventories.

           See accompanying notes to consolidated financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

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

Principles of Consolidation

The consolidated financial statements include the accounts of Gateway International Holdings, Inc. and its wholly-owned subsidiary, E.M. Tool Company, Inc. doing business as Elite Machine Tool Company. All significant inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of Credit Risks

During fiscal 2003, the Company had sales to three customers, which represented 17.80% of net sales, and in fiscal 2002 the company had sales to two customers which represented 22.00% of net sales. At September 30, 2003, two customers accounted for 54% of accounts receivable and in fiscal 2003, three customers accounted for 65% of accounts receivable. The loss of any of these key customers would have a materially adverse impact on the Company's future results of operations and financial condition.

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

Other Assets

Other assets consist of the following at September 30, 2003:

                                                               2003
                                                          -------------
Deposits                                                  $       9,441
Prepaid Insurance                                                    --
Notes Receivable                                                     --
                                                          -------------
                                                          $       9,441
                                                          =============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

Risks and Uncertainties

The Company operates in highly competitive industries that are subject to intense competition. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological and other risks associated with operating a business, including the potential risk of business failure.

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

Inventory consists of the following at September 30, 2003:

                                                              2003
                                                          -------------
Finished Goods                                            $     303,018
Raw Materials                                                        --
Work in Process                                                      --
                                                          -------------
                                                          $     303,018
                                                          =============

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company has written off $0 as impairment of its long-lived assets as of September 30, 2003 and 2002.

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

Advertising

The Company expenses the cost of advertising when incurred as a selling expense. Advertising expenses were $7,843 for the year ended September 30, 2003 and approximately $12,000 for the year ended September 30, 2002.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the years ended September 30, 2003 and 2002 the Company had no items of comprehensive income.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

Basic and Diluted Earnings Per Common Share

Under SFAS 128, "Earnings Per Share", basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common share that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no additional potential common shares as of September 30, 2003 and 2002.

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

Segments of Business

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their business in their reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides the material countries in which it holds assets and reports revenues and its major customers. The Company operated in one segment, as disclosed in the accompanying consolidated statements of operations for the year ended September 30, 2003 and for the year ended September 30, 2002.

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

Note 2 (a) - Going Concern

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2003 the Company had an accumulated deficit of $1,970,850 and a working capital deficit of ($ 54,316). These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company has taken certain restructuring steps to provide the necessary capital to continue its operations, such as the raising of approximately $735,000 through a sale of new restricted shares of its common stock.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

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

Note 2 (B) - Independent Auditors Scope Limitation

The auditors were unable to audit the income from operations of Nelson Engineering, Inc. and Bechler Cams, Inc. for the period October 1, 2002 through December 31, 2002 amounting to $161,456 that is included in the Consolidated Statement of Operations for the twelve months ended September 30, 2003, nor were they able to audit the loss on disposal of these subsidiaries amounting to $161,456 through other auditing procedures.

It is the opinion of the Company's management that the income from operations of these former subsidiaries, which are offset by the loss on disposal of these former subsidiaries, is immaterial as it has no effect on the income, net worth or earnings per share of the Company. The independent auditors have initiated consultation with the Securities and Exchange Commission regarding the removal of its scope limitation on that basis.

Note 3 - Property and Equipment.

Property and equipment consist of the following at September 30, 2003:

                                                               2003
                                                          -------------
Automobile                                                $      21,898
Office Equipment                                                 13,925
Computer equipment                                               39,055
Furniture and fixtures                                           14,351
Leasehold Improvements                                           35,503
Machinery and equipment                                              --
Vehicles                                                             --
Land and Building                                                    --
                                                          -------------
                                                                124,732
Less accumulated depreciation and amortization                  123,397
                                                          -------------
                                                          $       1,335
                                                          =============

The depreciation expense recorded in the financial statements for the year(s) ended September 30, 2003 and 2002 was $ 14,471 and $ 43,545 respectively.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

Note 4 - Notes Payable.

Notes payable consist of the following as of September 30, 2003:

Secured   note   payable   to   bank,    collateralized   by
substantially  all the assets of the company and  guaranteed by a stockholder(s), payable in monthly installments of of $
8,250  including  interest  of 8% per  annum  for a 60 month
term, with a balloon payment due at maturity in August 2008.         $   744,286

Unsecured  note  due to a  former  related  party  including interest at 10% per annum has matured  and is  currently  in
litigation.                                                               64,445

Unsecured note payable to an individual,  payable in monthly installments of $3,500 including  interest at 10% per annum,
maturing in October 2005.                                                 22,447

Unsecured note payable to an individual,  payable in monthly installments of $10,000 including interest at 10% per annum,
maturing in November 2004.                                               112,083

Unsecured note payable to an individual,  payable in monthly installments of $10,000 including interest at 10% per annum,
has matured and was paid in full in fiscal 2004.                          11,104

Unsecured  notes payable to a related  party, a stockholder, for working capital requirements and for payments to certain
Gourmet  stockholders in connection with the reverse merger.
These  notes  have no  maturity  date,  interest  or monthly
payments.                                                                459.700

Unsecured, due on demand, note payable to a related party, a
Stockholder,  for working  capital  requirements  payable in monthly  Installments of $2,000 including interest at 6% per
annum.                                                                   100,000

Unsecured note payable to a related party, a subsidiary, for working capital requirements, has no maturity date, interest
or monthly payments and settled in fiscal 2004.                           97,860

Unsecured  note payable to a related  party,  a stockholder, for  working  capital  requirements,  which has no  maturity date,  interest or monthly payments,  but due and payable on
demand.                                                              $ 1,611,925
                                                                     -----------

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002


                                                               2003
Current portion of notes payable:
Related parties                                           $     300,601
Non Related parties                                             197,859
                                                          -------------
                                                                498,460
                                                          -------------

Long Term portion of notes payable:
Related parties                                                 459,000
Non Related parties                                             653,765
                                                          -------------
                                                              1,113,465
                                                          -------------

Total notes payable                                       $   1,611,925
                                                          =============

Maturities of notes payable in each of the next five years and thereafter are as follows:

                                                 For the year(s) ending
                                                      September 30,

                                                  2004           79,196
                                                  2005    $     975,227
                                                  2006          673,473
                                                  2007          719,900
                                                  2008          545,200
                                            Thereafter        1,607,633

                                                          -------------
                                                          $   4,521,433
                                                          =============

Note 5 - Accounts Payable and Accrued Expenses:

Accounts Payable and Accrued Expenses consist of the following at September 30, 2003:

                                                          -------------
Accounts Payable - Trade                                  $     467,999
Accrued Expenses                                                  4,167
Accrued Vacation                                                  7,500
Accrued Payroll                                                  10,374
Accrued Taxes                                                        --
Sales Tax Payable                                                21,282
Accrued Warranty                                                 15,000
Provision ST FFC Equipment                                      112,800
                                                          -------------
                                                          $     639,122
                                                          =============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

Note 6 - Related Party Transactions

The Company has a note payable with a former related party that requires monthly payments including interest. The balance of the note is $64,445 at September 30, 2003. The company has a short-term note from a stockholder and the balance of the note is $100,000 at September 30, 2003. The Company paid zero in interest in connection with these notes payable during fiscal 2003, and $19,000 during fiscal 2002, which the Company has recorded in the accompanying statements of operations.

From time to time, the Company borrows funds from a stockholder for working capital purposes, which are non-interest bearing. During fiscal 2003, the Company borrowed $100,000 for working capital requirements, repaying $0 and in 2002 borrowed $125,000 repaying $28,000. Also, the stockholder loaned to the Company $160,000 to pay certain Gourmet stockholders in connection with the reverse merger. At September 30, 2003, outstanding borrowings on these notes totaled $459,000 and at September 30, 2002, the outstanding borrowings totaled $ 459,000.

At the time of our reverse merger of Elite Machine in December 2001, the balance owed by Larry Consalvi, CEO of our Company, to Elite Machine on advances made by Elite Machine to Mr. Consalvi was $76,461. At the time these advances were made and prior to the reverse merger, Mr. Consalvi was a director and shareholder of Elite Machine. Subsequent to the our reverse takeover of Elite Machine, the balance owed by Mr. Consalvi to Elite Machine in connection with these advances as of September 30, 2003 is $75,391 and as of September 30, 2002 is $76,461.

Note 7 - Commitments and Contingencies

The Company leases certain property under operating lease agreements. The lease expires on September 30, 2006 and provide for monthly payments of $8,233. The company intends to continue leasing the property subsequent to September 30, 2006 on a month to month basis.


Future minimum rental commitments as of September 30, 2003 are as follows:

                                           Operating Leases        Total
                                           ----------------   ----------------

                                   2004    $         98,796   $         98,796

                                   2005    $         98,796   $         98,796

                                   2006              98,796             98,796

                                           ----------------   ----------------
           Total minimum lease payments    $        296,388   $        296,388
                                           ================   ================

The Company has a capital lease obligation for equipment that expires in May 2003. terms of this lease require monthly payment of approximately $700, with an imputed interest rate of 16.98%. The asset under capital lease is recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets under property and equipment in the accompanying consolidated balance sheet.

Rent

Rent expense under operating leases for the fiscal year ended September 30, 2003 was 73,200 and $85,000 for the year ended September 30, 2002.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

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

1/. The Duffy law Firm V Gateway International Holdings, Inc et. al.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

4/. The Securities and Exchange Commission V. Gateway International Holdings, Inc. and Lawrence A. Consalvi.

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

Preferred Stock

The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of September 30, 2003 and 2002, the Company had no shares of preferred stock issued and outstanding.

Note 8 - Stockholders' Equity.

Common Stock

In October 2001, the Company raised $1,000 with the issuance of 1,262 pre-split restricted common shares at a price of $0.79 per share through a private placement exempt from the registration requirements pursuant to rule 506 of regulation D of the Securities Act of 1933, as amended (the "Act")

In December 2001, the company issued 16,598,738 (net of 300,000 shares subsequently cancelled) pre-split shares of common stock in connection with the plan of reorganization and merger.

In March  2002,  the  Company  raised  $90,900  with  the  issuance  of  101,000 restricted common shares at a price of $0.90 per share through a private placement exempt from the registration requirements pursuant to rule 506 of regulation D of the Securities Act of 1933, as amended (the "Act")

In September 2003, the company issued 600,000 shares of common stock to an employee of the company and 200,000 shares of common stock to two disinterested parties, all shares of common stock have been adjusted for the stock split. The value of the common stock issued was $12,000.

In August 2004, the company declared a forward stock split and issued 2 shares for 1. All shares and per share data have been retroactively restated to reflect these stock splits.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

Note 9 - Business Segments.

Reportable business segments for the year ended September 30, 2003, are as follows:

                                                                 Year ended
                                                             September 30, 2003
                                                             ------------------
Net sales from continuing operations
  Elite Machine Tool Company, Inc.                           $        3,426,126

                                                             ------------------
                                                                      3,426,126
                                                             ==================

Operating income from continuing operations:
  Elite Machine Tool Company, Inc.                                      (52,652)
  .
                                                             ------------------
                                                                        (52,652)
                                                             ==================

Depreciation and amortization - continuing operations:
  Elite Machine Tool Company, Inc.                                       16,471

                                                             ------------------
                                                             $           16,471
                                                             ==================

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

Identifiable assets - continuing operations:
  Elite Machine Tool Company, Inc.                           $          329,327

                                                             ------------------
                                                                        329,327
                                                             ==================

Capital expenditures/obligations under capital lease:
  Elite Machine Tool Company, Inc.                                            0
  Eran Engineering, Inc.                                                      0

                                                             ------------------
                                                                              0
                                                             ==================
Interest paid:
  Elite Machine Tool Company, Inc.                                      (15,492)
                                                             ------------------
                                                             $
                                                             ==================

Note 10 - Income Taxes

No provision was made for Federal income tax for the year(s) ended September 30, 2003 and 2002, since the Company incurred a net operating loss for the year ended September 30, 2003 and for the year ended September 30, 2002 and had net operating losses brought forward from prior year(s). In the year ended September 30, 2003, the company generated a net operating loss of $54,216 and in 2002 incurred a net operating loss of $955,893. The Company has brought forward losses for tax purposes of $1,536,803 and $1,970,850 for the year(s) ended September 30, 2003 and $1,900,000 for September 30, 2002 respectively. The net operating loss carry-forwards may be used to reduce taxable income through the year 2024. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences that give rise to deferred tax assets and liabilities at September 30, 2003 and 2002, comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of
September   30,  2003  and  2002  was   approximately   $788,340   and  $746,000
respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

                                                        Year ended September 30,
                                                                 2003
                                                        -----------------------
Deferred tax net operating losses                       $               746,000
Less: Valuation allowance                                              (746,000)
                                                        -----------------------
                                                        $                    --
                                                        -----------------------

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                                 September 30,   September 30,
                                                     2003             2002
                                                 -------------   -------------
Tax expense (credit) at statutory rate-federal              34%            (34)%
State tax expense net of federal tax                         6              (6)
Changes in valuation allowance                             (40)             40
                                                 -------------   -------------

        Tax expense at actual rate                          --              --
                                                 =============   =============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

Income tax expense consisted of the following:

                                                      2003            2002
                                                 -------------   -------------
           Current tax expense:

           Federal                               $          --   $          --
           State                                         1,600             800
                                                 -------------   -------------
           Total Current                                 1,600             800

           Deferred tax credit:

           Federal                                     670,089          325,000
           State                                       118,251           63,000
                                                 -------------   -------------
           Total deferred                              788,340         388,000
           Less: valuation allowance                  (788,340)       (388,000)
                                                 -------------   -------------
           Net Deferred tax credit                          --              --
                                                 -------------   -------------
           Tax expense                           $       1,600   $         800
                                                 =============   =============

Note 9 - Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the year ended September 30, 2003 and September 30, 2002

                                                        2003           2002
                                                    ------------   ------------
Numerator for basic and diluted loss per share:
  Net Income (loss) charged to common
  stockholders                                      $    (54,216)      (956,693)

Denominator for basic and diluted loss per share:
  Weighted average shares                             33,242,000     16,251,366
                                                    ------------   ------------

Basic and diluted loss per share                    $       0.01   $       0.06
                                                    ============   ============

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

The purchase price of $2,500,000 was financed through a loan from a bank and notes from the seller of the business.

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:


Cash and cash equivalents                                        $       55,845

Accounts receivable                                                     281,717

Fixed assets                                                          2,498,693
                                                                 --------------
Less: Negative goodwill                                                (336,255)
                                                                 --------------
Total Assets acquired                                                 2,500,000

Note payable - Bank                                                  (1,300,000)
                                                                 --------------
Note payable - Seller                                                (1,200,000)
                                                                 --------------
TOTAL                                                            $           --
                                                                 ==============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

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

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:


Cash and cash equivalents                                         $       2,357

Accounts receivable                                                     684,163

Inventory                                                               798,284

Property and equipment                                                  798,413

Note Receivable from related parties                                    136,456

Other Assets                                                             99,652

Total Assets acquired                                                 2,519,325

Accounts Payable and accrued liabilities                               (652,376)

Loans and Notes Payable                                              (1,402,682)

Deferred tax liabilities                                               (161,692)
                                                                 --------------
TOTAL                                                            $      302,575
                                                                 ==============

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

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

Cash and cash equivalents                                        $        2,570

Accounts receivable                                                     130,750

Inventory                                                               114,609

Property and equipment                                                    2,476

Other Assets                                                             62,063

Total Assets acquired                                                   312,468

Accounts Payable and accrued liabilities                                (55,428)

Loans and Notes Payable                                                (158,200)

Deferred tax liabilities                                                      0
                                                                 --------------
TOTAL                                                            $       98,840
                                                                 ==============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $1,600 for income tax and $(15,492) for interest during the year ended September 30, 2003.

The Company paid $800 for income tax and $141,376 for interest during the year ended September 30, 2002.

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

NOTE 13 - DISPOSAL OF SUBSIDIARIES

Effective January 1, 2003, the Company disposed of its subsidiaries, Nelson Engineering, Inc. and Bechler Cams, Inc., and returned these former subsidiaries to their former owners. The transaction pursuant to which the Company acquired the former subsidiaries was rescinded in its entirety and agreements rescinding transaction and releasing all involved parties from liability were entered into. The losses from the disposals of these companies are included in the financial statement for the year ended September 30, 2003.

Nelson Engineering, Inc.

In October 2002 The Company entered into a definitive agreement and plan of Reorganization (the "Agreement") with Nelson Engineering, Inc. ("Nelson") pursuant to which Nelson became a wholly-owned subsidiary of the Company. According to the agreement, the shareholders of Nelson, Don Nelson and Rich Lund both individuals between them received 6,175,300 restricted common shares of stock of the Company in exchange for 1,935 shares of Nelson which represented all of the outstanding shares of Nelson.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

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

All American was acquired to add sales management support and the ability to sell new equipment through the various equipment distributor relationships held by All American. A summary of the All American CNC Sales, Inc. assets acquired, liabilities assumed and consideration for is as follows:

                                            Allocated
                                             Amount
                                           ----------
      Current assets                       $   65,233
      Fixed assets                             58,885
      Current liabilities                    (166,067)
      Goodwill                                651,949
                                           ----------
                                           $  610,000
                                           ----------

      Consideration paid                     Amount
      ------------------------             ----------

      Stock:
      1,000,000 shares of common stock     $  610,000
                                           ----------
                                           $  610,000
                                           ==========

Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:

                                                     For the year ended
                                               September 30,      September 30,
                                                   2003                2002
            --------------------------------------------------------------------
                                                 (Unaudited)      (Unaudited)
            Revenue                              $   578,678      $   543,761
            Net Income (loss) for the period     $   (11,642)     $   (12,128)

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

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

A summary of the Accurate Technologies, Inc. assets acquired, liabilities assumed and consideration for is as follows:

                                            Allocated
                                             Amount
                                           ----------
      Current assets                       $  526,731
      Fixed assets                            551,036
      Current liabilities                    (871,655)
      Goodwill                              9,513,888
                                           ----------
                                           $9,720,000
                                           ==========

      Consideration paid                     Amount
      ------------------------             ----------

      STOCK:
      12,000,000  shares of common
      stock provided by two stockholders   $9,720,000
                                           ==========

      Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:


                                                     For the year ended
                                               September 30,      September 30,
                                                   2003                2002
            --------------------------------------------------------------------
            Revenue                            $   3,275,266      $   2,778,646

            Net Income (loss) for the period   $    (404,967)     $    (387,125)

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

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

A summary of ESK, Inc. assets acquired, liabilities assumed and consideration for is as follows:

                                            Allocated
                                             Amount
                                           ----------

      Current assets                       $        0
      Fixed assets                                  0
      Other assets                                  0
      Current liabilities                          (0)
      Goodwill                                212,000
                                           ----------
                                           $  212,000
                                           ==========

      Consideration paid                     Amount
      ------------------------             ----------
      Cash                                     50,000
      Common stock - 200,000 shares           162,000
                                           ----------
                                           $  212,000
                                           ==========

Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:

                                                     For the year ended
                                               September 30,      September 30,
                                                   2003                2002
            --------------------------------------------------------------------
                                                (Unaudited)       (Unaudited)

            Revenue                            $      77,084      $          --

            Net Income (loss) for the period   $       9,714      $          --

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

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

A summary of the Spacecraft Machine Products, Inc. assets acquired, liabilities assumed and consideration for is as follows:

                                            Allocated
                                             Amount
                                           ----------
      Current assets                       $  648,446
      Fixed assets                            504,592
      Current liabilities                  (1,198,580)
      Goodwill                                548,042
                                           ----------
                                           $  502,500
                                           ==========

      Consideration paid                     Amount
      ------------------------             ----------

      Common Stock - 600,000 shares        $  502,500
                                           ==========

Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:

                                                     For the year ended
                                               September 30,      September 30,
                                                   2003                2002
            --------------------------------------------------------------------
                                                (Unaudited)       (Unaudited)

            Revenue                            $   1,170,009      $     980,612

            Net Income (loss) for the period   $     (34,104)     $     (49,315)

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

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

A summary of Nu-Tech Industrial Sales, Inc. assets acquired, liabilities assumed and consideration for is as follows:

                                            Allocated
                                             Amount
                                           ----------
      Current assets                       $  920,771
      Fixed assets                            470,625
      Current liabilities                    (982,630)
      Goodwill                              1,966,234
                                           ----------
                                           $2,375,000
                                           ==========

      Consideration paid                     Amount
      ------------------------             ----------
      Common stock - 2,500,000 shares      $2,375,000
                                           ==========


Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:


                                                     For the year ended
                                               September 30,      September 30,
                                                   2003                2002
            --------------------------------------------------------------------
                                                (Unaudited)       (Unaudited)

            Revenue                            $   3,411,592      $   2,856,981
            Net Income for the period          $      15,937      $       6,788

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2003 and 2002

Combined proforma information for all the subsequent acquisition

The Unaudited Combined Pro-forma revenue, net income and income per share assuming the transaction had been completed at the beginning of the periods reported, for Gateway International Holdings Inc. and subsidiaries, the pro-forma financial results would be as follows:


                                                     For the year ended
                                               September 30,      September 30,
                                                   2003                2002
            --------------------------------------------------------------------
                                                (Unaudited)       (Unaudited)

            Revenue                              $  12,319,131    $   9,357,692

            Net Income (loss) for the period     $     330,656    $  (1,398,473)

            Net Income (loss) per share-Basic    $        0.01    $       (0.04)

            Net Income (loss) per share-Diluted  $        0.01    $       (0.04)

+++

Equity

The company filed for approval for the sales of common restricted stock of up to $1,000,000.00. The company has received the sum $ 735,000 for a total share issue of 1,319,299 common shares.

NOTE 15 - RECLASSIFICATION

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform to report classifications of the current period.