Form 10QSB
period 2003-12-31
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2005-10-04
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

                For the quarterly period ended: December 31, 2003

         [ ] Transition Report pursuant to 13 or 15(d) of the Securities
             Exchange Act of 1934

                 For the transition period __________to_________

                        Commission File Number: 000-26017

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
        (Exact name of small Business Issuer as specified in its charter)


            Nevada                                       95-3819300
       --------------                                  ---------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


      3840 East Eagle Drive
        Anaheim, California                                92807
---------------------------------                       -----------
(Address of principal executive offices)                 (Zip Code)


          Issuer's telephone number, including area code: 714-630-6253 Securities registered under Section 12(b) of the Exchange Act: None

 Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No


As of October 4, 2005, there were 40,307,254 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
                                   Form 10-QSB

               For The Fiscal Three Months Ended December 31, 2003

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION.................................................3

   ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).................................3

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATION.....................................................3

   ITEM 3.    CONTROLS AND PROCEDURES.........................................43

PART II - OTHER INFORMATION...................................................44

   ITEM 1.     LEGAL PROCEEDINGS..............................................44

   ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND
               USE OF PROCEEDS................................................46

   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES................................46

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............46

   ITEM 6.     EXHIBITS.......................................................48

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

                 GATEWAY INTERNATIONAL HOLDINGS AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                              December 31, 2003
                                                              -----------------
Assets

Current Assets:

Cash and cash equivalents                                   $          116,908
Accounts receivable, net                                               288,067
Inventories                                                            311,947
Prepaid Insurance                                                        2,808
                                                               ----------------
Total current assets                                                   719,730

Property and equipment,  net                                         2,565,044

Other Assets:

Deposits and Notes Receivable                                           14,442
                                                               ----------------
Total Assets                                                $        3,299,216
                                                               ================

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities                    $          971,883
Current Portion of notes payable                                       685,062
Current portion of notes payable to related parties                    104,167
                                                               ----------------
Total Current Liabilities                                            1,761,112

Notes Payable, less current portion                                  3,129,492
Notes Payable to related parties, less current portion                 451,010
                                                               ----------------
Total Liabilities                                                    5,341,614
                                                               ----------------
Commitments and Contingencies
  Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares
  authorized; no shares issued and outstanding                              --
Common stock, $0.001 par value; 100,000,000 shares
  authorized; 33,242,,000 shares issued and outstanding                 33,242
Additional paid in capital                                              91,279
Stockholder note receivable                                            (75,391)
Accumulated deficit                                                 (2,091,528)
                                                               ----------------
Total stockholders'  deficit                                        (2,042,398)
                                                               ----------------
Total Liabilities and Stockholders' Deficit                 $        3,299,216
                                                               ================

              The accompanying notes are an integral part of these
                        unaudited financial statements.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three month period ended December 31, 2003 and 2002
                                   (Unaudited)

                                             Three Months ended December 31,
                                                  2003                2002
                                            --------------      --------------
Net sales                                   $    1,556,550      $    1,984,179
Cost of sales                                    1,208,658           1,452,907
                                             -------------       -------------
Gross Profit                                       347,892             531,272
Operating expenses:

Selling, general and administrative                483,667             271,700
                                             -------------       -------------
Operating (loss) income                          (135,775)             259,572
Other income (expense):
Interest Income                                         76                   -
Gain on disposal of fixed assets                        --              22,250
                                             -------------       -------------
Total other income (expense)                            76              22,250
                                             -------------       -------------
Income (Loss) before income taxes                (135,699)             281,822
Provision for income taxes                           1,600                 800
                                             -------------       -------------
Net Income (Loss)                           $    (137,299)      $      281,022
                                             =============       =============

NET INCOME PER SHARE:
Basic and diluted
Net Income per share
                                            $         0.00      $         0.01
                                             =============       =============

Weighted average
number of common shares outstanding             33,242,000          23,222,739
                                             =============       =============

              The accompanying notes are an integral part of these
                        unaudited financial statements.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the three month period ended December 31, 2003 and 2002
                                   (Unaudited)

                                                                      December 31,       December 31,
                                                                         2003                2002
                                                                   -----------------  -----------------
Cash flows from operating activities:
   Net Income (Loss)                                               $       (137,299)  $         281,022
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Depreciation                                                           74,305              35,913
      Gain on disposal of fixed assets                                           --             (22,250)
     (Increase) decrease in current assets:
         Accounts receivable                                               (280,498)            (51,269)
         Inventories                                                         (8,929)           (108,392)
         Other assets                                                        (7,808)               (786)
      Increase (decrease) in current liabilities:
         Accounts payable and accrued liabilities                           332,761            (101,031)
                                                                    ----------------   ----------------
Net cash (used in) provided by operating activities                         (27,468)             33,207
                                                                    ----------------   ----------------

Cash flows from investing activities:
  Purchases of property and equipment                                       (63,709)            (14,000)
  Cash received on acquisition of Eran Eng.                                  55,845               5,924
                                                                    ----------------   ----------------
Net cash used in operating activities                                        (7,864)             (8,076)
                                                                    ----------------   ----------------

Cash flows from financing activities:
   Principal borrowings (repayments) on notes payable                       246,658             (94,795)
   Principal repayments on capital lease obligations                             --             (32,987)
   Net borrowings on lines of credit                                             --              56,000
   Principal borrowings (repayments) on notes payable to
     related parties                                                       (102,382)            140,000
                                                                    ----------------   ----------------
Net cash provided by financing activities                                   144,276              68,218
                                                                    ----------------   ----------------

Net Increase (decrease) in cash and cash equivalents                        108,944              93,349
Cash at beginning of year                                                     7,964              25,417
                                                                    ----------------   ----------------
Cash at end of year                                                $        116,908   $         118,766
                                                                    ================   ================

Supplemental disclosure of cash flow information
  Cash paid during the year for:
      Interest                                                     $         72,545   $          26,107
                                                                    ================   ================
      Income taxes                                                 $          1,600   $             800
                                                                    ================   ================

              The accompanying notes are an integral part of these
                        unaudited financial statements.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gateway International Holdings, Inc. (the "Company") was originally incorporated on September 24, 1997, under the laws of the State of Nevada. The Company and its subsidiaries are engaged in acquiring, refurbishing and selling pre-owned and new Computer Numerically Controlled machine tools, and manufacturing of precision component parts in the fields of defense, aerospace, automotive and medical tools. The Company trades on the Pink Sheet Bulletin Board under the symbol "GWYI.PK".

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiary, E.M. Tool Company, Inc. (doing business as Elite Machine Tool Company, Inc.), and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. However certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included and the accompanying financial statements present fairly the financial position of the Company as of December 31, 2003, and the results of operations of the Company for the three months ended December 31, 2003 and 2002 and cash flows of the Company for the three months ended December 31, 2003 and 2002. These financial statements should be read in conjunction with the Company's September 30th, 2004 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 16, 2005. The interim results are not necessarily indicative of the results of operations for a full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Gateway International Holdings, Inc., and its wholly owned subsidiary, E.M. Tool Company, Inc. (doing business as Elite Machine Tool Company, Inc.).

Risks and Uncertainties

The Company operates in a highly competitive industry subject to intense competition. There are significant risks and uncertainties associated with Company's financial, operational and technological environment and that includes the potential risk of business failure.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, valuation allowance on deferred tax assets, realization of inventories and collectibility of accounts receivable. Actual results could differ materially from those estimates.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 "goodwill and other intangible assets" and SFAS 144 "accounting for the impairment or disposal of long lived assets". Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates whether the assets are impaired annually or on an interim basis or if an event occurs or circumstances change to suggest that an asset's value has diminished. Under SFAS 144, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under SFAS 142, intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its review, the Company has written off $0 as impairment of its long-lived assets as of December 31, 2003 and 2002.

Revenue Recognition

The Company records sales when goods are shipped to the customer. Revenue is recognized when all of the following criteria have been met:

    o    persuasive evidence for an arrangement exists:
    o    delivery has occurred:
    o    the fee is fixed or determinable; and
    o    collectibility is reasonably assured.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company's revenue recognition policy conforms to SAB 104.

Basic and Diluted Earnings Per Common Share

Under SFAS 128, "Earnings Per Share", basic earnings per common share is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no additional potential common shares to be issued as of December 31, 2003 and 2002, respectively).

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


Segments of Business

Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their reports issued to stockholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers. Reportable business segments for the three month period ended December 31, 2003 are from the date of the acquisition of the various subsidiaries.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has a note payable with a former related party, Nelson Engineering, Inc., that requires monthly payments including interest. The balance of the note is $66,657 at December 31, 2003. The Company paid $2,187 in interest in connection with these notes payable during the three month period ended December 31, 2003 and $3,168 during the three month period ended December 31, 2002, which the Company has recorded in the accompanying statements of operations.

From time to time, the Company borrows funds from Joseph Gledhill, a stockholder and the Vice President of the Company for working capital purposes, which is non-interest bearing. Also, Joseph Gledhill loaned the Company $160,000 to pay certain prior stockholders of Gourmet Gifts, Inc. in connection with the reverse merger, as further. At December 31, 2003, outstanding borrowings on these notes totaled $555,177.

At the time of the reverse merger of Elite Machine in December 2001, the balance owed by Larry Consalvi, CEO of our Company, to Elite Machine on advances made by Elite Machine to Mr. Consalvi was $76,461 . At the time these advances were made and prior to the reverse merger, Mr. Consalvi was a director and shareholder of Elite Machine. Subsequent to our reverse takeover of Elite Machine, the balance owed by Mr. Consalvi to Elite Machine in connection with these advances as of December 31, 2003 was $75,391.

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company's Articles of Incorporation authorize up to 100,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of December 31, 2003, the Company had no shares of preferred stock issued and outstanding.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


Common Stock

The Company's Articles of Incorporation authorize up to 100,000,000 shares of $0.001 par value common stock. At December 31, 2003 , the Company had 33,242,000 shares of common stock issued and outstanding.

NOTE 4 - BUSINESS SEGMENTS

Reportable business segments for the three month period ended December 31, 2003, are as follows:




Net Sales from continuing operations:
 Elite Machine Tool Company, Inc.                  $     1,122,962
 Eran Engineering, Inc.                                    433,588
                                                     -------------
                                                   $     1,556,550
                                                     -------------

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


                                                            3 month period ended
                                                              December 31, 2003
                                                            --------------------
Operating income from continuing operations:
 Elite Machine Tool Company, Inc.                            $        (40,382)
 Eran Engineering, Inc.                                               (96,917)
                                                               ---------------
                                                             $       (137,299)
                                                               ---------------

Depreciation and amortization - continuing operations:
 Elite Machine Tool Company, Inc.                            $             70
 Eran Engineering, Inc.                                                74,235
                                                               ---------------
                                                             $         74,305
                                                               ---------------

Identifiable assets - continuing operations:
 Elite Machine Tool Company, Inc.                            $        490,778
 Eran Engineering, Inc.                                             2,808,437
                                                               ---------------
                                                             $      3,299,215
                                                               ---------------

Capital expenditures/obligations under capital lease:
 Elite Machine Tool Company, Inc.                            $             --
 Eran Engineering, Inc.                                                    --
                                                               ---------------
                                                             $             --
                                                               ---------------

Interest Paid:
 Elite Machine Tool Company, Inc.                            $         21,947
 Eran Engineering, Inc.                                                50,598
                                                               ---------------
                                                             $         72,545
                                                               ---------------

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

Note 5 (a) - SUBSEQUENT EVENTS ACQUISITIONS COMPLETED IN FISCAL 2004:

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

The allocation of the purchase price to the assets and liabilities assumed based on their fair values was as follows:


        Cash and cash equivalents                     $         55,845
        Accounts receivable                                    281,717
        Fixed assets                                         2,162,438
        Total Assets acquired                                2,500,000

        Note payable - Bank                                 (1,300,000)
        Note payable - Seller                               (1,200,000)
                                                        --------------
                                                      $             --
                                                        --------------

As Eran Engineering was acquired at the beginning of the year, the statements of operation for the period ended December 31, 2003 represents combined operation of the companies, proforma information of the combined companies is not necessary.

For 12-31-2002:

Unaudited Proforma revenue and net income assuming the acquisition been completed at the beginning of the year 2002, on a pro-forma financial results would be as follows:

                                                 For the 3 month period ended
                                                       December 31, 2002
                                                 ----------------------------
                                                          (Unaudited)

        Revenue                                          $  2,365,2634
        Net Income for period                            $     292,925
        Earnings per share                               $        0.01

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

Note 5 (b) - SUBSEQUENT EVENTS ACQUISITION COMPLETED AFTER FISCAL 2004:

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

The allocation of the purchase price to the assets and liabilities assumed based on their fair values was as follows:

        Current Assets                                $         65,233
        Fixed Assets                                            58,885
        Current Liabilities                                   (166,067)
        Goodwill                                               651,949
                                                       ---------------
                                                               610,000
        Common Stock issued                                   (610,000)
                                                       ---------------
                                                      $             --
                                                       ===============



Gledhill/Lyons, Inc., dba Accurate Technology:

In December 2004, the Company completed the acquisition of Gledhill/Lyons, Inc., doing business as Accurate Technology, Inc., a company engaged in the manufacture of precision parts for the automotive, defense and aerospace industries.

The shareholders of Gledhill/Lyons, Inc., doing business as Accurate Technology, Inc., received 12,000,000 restricted common stock shares of Gateway International Holdings, Inc., valued at $9,720,000, in exchange for all of the outstanding common stock shares of Gledhill/Lyons, Inc., doing business as Accurate Technology, Inc. Two of the officers of the Company, Larry Consalvi and Joseph Gledhill, surrendered 12,000,000 of their shares to the Company so the acquisition of this company would not result in any overall dilution to the existing shareholders of the Company.

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

        Current Assets                               $         526,731
        Fixed Assets                                           551,036
        Current Liabilities                                   (871,655)
        Goodwill                                             9,513,888
                                                      ----------------
                                                             9,720,000
                                                      ----------------
        Common Stock issued                                 (9,720,000)
                                                      ----------------
                                                     $              --

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

ESK, Inc.:

In December 2004, the Company completed the acquisition of ESK, Inc., a company engaged in assembly work for Eran Engineering, Inc. This company was the sole source of assembly work for Eran Engineering, Inc., and was acquired so that Eran could control and manage its own parts assembly needs.

The shareholders of ESK, Inc. received 219,800 restricted common stock shares of Gateway International Holdings, Inc., a cash payment in the amount of $50,000.00 in exchange for all of the common shares of ESK, Inc. The purchase price, based on the average share price during the period and the cash payment was $212,000.00

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

        Current Assets                               $              --
        Fixed Assets                                                --
        Current Liabilities                                         --
        Goodwill                                               212,000
                                                      ----------------
                                                               212,000
        Cash                                                   (50,000)
        Common Stock issued                                   (162,000)
                                                      ----------------
                                                     $              --
                                                      ================

A Line Capital Corporation:

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

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

         Current Assets                     $    348,098
         Fixed Assets                       $     41,219
         Current Liabilities                $   (751,297)
         Long Term Liabilities              $   (357,663)
         Goodwill                           $  1,181,643
                                            -------------
                                            $    462,000
                                            ------------

         Common Stock issued                $    462,000
                                            ------------

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

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

A summary of the Nu-Tech Industrial Sales, Inc. assets acquired, liabilities assumed and consideration paid is as follows:

                                                      Allocated Amount
                                                      ----------------
        Current Assets                               $         920,771
        Fixed Assets                                           470,625
        Current Liabilities                                   (982,630)
        Goodwill                                             1,966,234
                                                      ----------------
                                                             2,375,000
                                                      ================

        Consideration:
        Common Stock issued                          $       2,375,000
                                                      ================


Unaudited Pro-forma revenue and net income assuming all the acquisitions in 2004 and 2005 had been completed at the beginning of the periods reported, on a pro-forma financial results would be as follows:

                                           For the 3 month period ended
                                     December 31, 2003        December 31, 2002
                                       (Unaudited)              (Unaudited)
                                     -----------------        -----------------
Revenue                                 $ 3,258,436             $ 3,962,304
Net Income for period                   $   (95,741)            $   373,339

Earnings per share                            $0.00                 $  0.02

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

Note 5 (c) - SUBSEQUENT EVENTS OTHERS:

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

In April 2005, the Company issued 2,500,000 restricted common stock shares to the shareholders of Nu-Tech Industrial Sales, Inc., for the purchase of all of the common stock of Nu-Tech, pursuant to which Nu-Tech became a wholly- owned subsidiary of Gateway International Holdings, Inc.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

NOTE 6 - GOING CONCERN

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2003 the Company had an accumulated deficit of $(2,091,528).
This matter raises substantial doubt about the Company's ability to continue as a going concern. The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. Since the year ended September 30, 2004 the Company, being well aware of the need to find additional capital, has raised $735,000 through a subscription of new restricted shares of the Company. Furthermore the addition of five new subsidiaries has further strengthened the Company.

In April 2005, the SEC instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against the Company's President, Chief Executive Officer and Director, Lawrence
A. Consalvi. The SEC seeks to suspend the registration of the Company's securities for a period not exceeding 12 months or revoke the registration of its securities pursuant to Section 12 of the 1934 Act, and to cause the Company and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. The proceedings arose from the Company's failure to comply with its reporting obligations while its securities were registered with the SEC in that the Company failed to file its annual report on Form 10-K for the fiscal years ended September 30, 2004 and 2003, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr.
Consalvi, during his tenure as the Company's President, caused the Company to violate these reporting requirements. The Company intends to vigorously defend itself in this matter as further described in Note 7.

Independent Accountants Scope Limitation

The independent accountants of the Company were unable to review the Company's statement of operations for the period ended December 31st, 2002 as no accounting records were made available to the Company for review by its independent accountants from Nelson Engineering, Inc. and Bechler Cams, Inc. for the period October 1, 2002 through December 31, 2002.

It is the opinion of the Company's management that the income from operations that is offset by the loss on disposal of these subsidiaries it immaterial as it has no effect on the income, net worth or earnings per share of the Company. The Company's independent accountants have initiated consultation with the Securities and Exchange Commission in that regard.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company leases certain property under operating lease agreements. The lease expires on September 30, 2006 and provide for monthly payments of $8,233. The company intends to continue leasing the property subsequent to September 30, 2006 on a month to month basis.

Future minimum rental commitments as of December 31, 2003 are as follows:

                                                  Operating Leases
                                                  ----------------


        2004                                      $         74,097
        2005                                                98,796
        2006                                                98,796
        2007                                                    --
                                                   ----------------
        Total minimum lease payments              $        271,689
                                                   ================

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


Rent

Rent expense under operating leases for the period ended December 31, 2003 was $21,745 and $42,500 for the period ended December 31, 2002.

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

Nelson Engineering, Inc. V Gateway International Holdings, Inc.

The plaintiff brought suit against the Company for the balance of a loan due to plaintiff. The Company does not dispute the amount due of $66,657 for the year ended September 30, 2004 and 2003, and intends to settle this suit. Nelson Engineering, Inc. provided a loan to Elite Machine Tool Company Inc. and Gateway International Holdings, Inc. that has only been partially repaid. The balance due to Nelson Engineering, Inc. is $66,657, which amount has been provided for in the financial statements.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


The Securities and Exchange Commission V. Gateway International Holdings, Inc. and Lawrence A. Consalvi.

In April 2005, the SEC instituted proceedings against the Company pursuant to
Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against the Company's President, Chief Executive Officer and Director, Lawrence A. Consalvi. The SEC seeks to suspend the registration of the Company's securities for a period not exceeding 12 months or revoke the registration of its securities pursuant to Section 12 of the 1934 Act, and to cause the Company and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. This Administrative Proceeding, File No. 3-11894, arose from the Company's failure to comply with its reporting obligations while its securities were registered with the SEC in that the Company failed to file its annual report on Form 10-K for the fiscal years ended September 30, 2004 and 2003, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as the Company's President, caused the Company to violate these reporting requirements. On May 9, 2005, the Company submitted its answer to the Order alleging that its failure to meet its reporting obligations was not intentional but the result its inability to obtain financial information necessary to complete the periodic reports from Bechler Cams, Inc., who had refused to comply with the Company's reasonable requests for such financial information.

On July 20, 2005, trial was held on the Order Instituting Proceedings, and on August 18, 2005, the Administrative Law Judge issued an Initial Decision, and ordered the revocation of each class of the Company's securities pursuant to
Section 12(j) of the Securities Exchange Act of 1934 (the "Exchange Act"). It was further ordered that the Company's Chief Executive Officer, President and Director, Lawrence A. Consalvi, cease and desist from committing any violation or future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13. Specifically, the Administrative Law Judge found that the Company violated Section 13(a) of Exchange Act in that the Company failed to file two annual reports on Form 10-K for the Company's fiscal years ended September 30, 2003 and September 30, 2004, and five quarterly reports on form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004, and that Mr. Consalvi, during his tenure as the Company's President and Chief Executive Officer, caused the Company's violations of
Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13. The Initial Decision is not yet effective, but shall become effective unless (1) the Company does not file a petition for a review by the Commission of the Initial Decision within twenty-one (21) days of the date of the Initial Decision pursuant to Rule 360 of the Commission's Rules of Practice, 17 C.F.R. ss. 201.360, or (2) the Company files a petition for review with the Commission within this period of time and the Commission either rejects the Company's petition or accepts the petition but decides that the registration of the Company's securities should nevertheless be revoked. On September 7, 2005, the Company filed a petition with the Commission for a review of the Initial Decision, and on September 12, 2005, the Commission granted the Company's petition for review pursuant to Rule 411 of the Commission's Rules of Practice. The Company's brief in support of its petition for review is due by October 12, 2005.

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

The Company paid $1,600 for income tax and $ 72,545for interest during the six month period ended December 31, 2003 .

The Company paid $800 for income tax and $26,107 for interest during the year ended December 31, 2002.

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

General Overview

 Gateway International Holdings, Inc. ("us", "we", or the "Company") is a public company whose common stock is quoted on the Pink Sheets under the symbol "GWYI". Prior to December 11, 2001, we were engaged in the business of catalogue retail gifts under the corporate name "Gourmet Gifts." Our principal product then entailed the packaging, sale and delivery of seasonal gourmet food and beverage items. However, due to difficulty in raising additional working capital to execute the business plan, we ceased operations. On December 11, 2001, we entered into a Plan of Reorganization and Merger (the "Plan" or "Merger") with E.M. Tool Company, Inc., a California corporation doing business as Elite Machine Tool Company ("Elite Machine") and principally engaged in the acquisition, refurbishment, distribution and sales of pre-owned Computer Numerically Controlled ("CNC") machine tools to manufacturing customers. Immediately prior to the merger, we had 100,000,000 shares authorized and 3,384,000 shares issued and outstanding. Pursuant to the merger, all of the 21,262 outstanding shares of Elite Machine were exchanged for shares of our common stock on a 1 to 637 basis or into 13,236,000 (net of 300,000 shares subsequently cancelled thereafter) shares of our common stock for a total of 16,620,000 shares of common stock issued and outstanding. Immediately after the merger, all then existing officers and directors of our Company resigned and the management of Elite Machine were elected and appointed to such positions; thereby effecting a change of control. Although Elite Machine became our wholly-owned subsidiary following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a "reverse merger" whereby Elite Machine was considered to be our accounting acquirer. We simultaneously changed our name to Gateway International Holdings, Inc. Thereafter, we began engaging in the acquisition, refurbishment, distribution and sales of pre-owned CNC machine tools to manufacturing customers across the United States of America.

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

As of October 4, 2005, we are a diversified holding company that operates through our wholly-owned subsidiaries principally in the aerospace and defense markets. As explained below, we currently have 8 subsidiaries in operation including: Eran Engineering, Inc., Elite Machine Tool Company, Inc., All American CNC Sales, Inc., A-Line Capital Corporation, Accurate Technology, ESK, Inc., Spacecraft Machines, Inc., and Nu-Tech Industrial Sales, Inc. Our strategy has been to seek and acquire profitable, cash flow positive companies that will compliment and diversify our existing portfolio of companies with a focus on potential acquisitions in the aerospace and defense markets.

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

In the Matter of Gateway International Holdings, Inc. and Lawrence A. Consalvi, Administrative Proceeding File No. 3-11894

In April 2005, the SEC instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against our President, Chief Executive Officer and Director, Lawrence A. Consalvi. The SEC seeks to suspend the registration of our securities for a period not exceeding 12 months or revoke the registration of our securities pursuant to Section 12 of the 1934 Act, and to cause us and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. This Administrative Proceeding, File No. 3-11894, arose from our failure to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual reports on Form 10-K for our fiscal years ended September 30, 2004 and 2003, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr.
Consalvi, during his tenure as our President, caused us to violate these reporting requirements. On May 9, 2005, we submitted our answer to the Order Instituting Proceedings alleging that our failure to meet our reporting obligations was not intentional but the result our inability to obtain financial information necessary to complete the periodic reports from Bechler Cams, Inc., who had refused to comply with our reasonable requests for such financial information.

On July 20, 2005, trial was held on the Order Instituting Proceedings, and on August 18, 2005, the Administrative Law Judge issued an Initial Decision, and ordered the revocation of each class of our securities pursuant to Section 12(j) of the Securities Exchange Act of 1934 (the "Exchange Act"). It was further ordered that our Chief Executive Officer, President and Director, Lawrence A. Consalvi, cease and desist from committing any violation or future violations of
Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13. Specifically, the Administrative Law Judge found that we violated Section 13(a) of Exchange Act in that we failed to file two annual reports on Form 10-K for the Company's fiscal years ended September 30, 2003 and September 30, 2004, and five quarterly reports on form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004, and that Mr. Consalvi, during his tenure as our President and Chief Executive Officer, caused our violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13. The Initial Decision is not yet effective, but shall become effective unless (1) we do not file a petition for a review by the Commission of the Initial Decision within twenty-one (21) days of the date of the Initial Decision pursuant to Rule 360 of the Commission's Rules of Practice, 17 C.F.R. ss. 201.360, or (2) we file a petition for review with the Commission within this period of time and the Commission either rejects our petition or accepts the petition but decides that the registration of our securities should nevertheless be revoked. On September 7, 2005, we filed a petition with the Commission for a review of the Initial Decision, and on September 12, 2005, the Commission granted our petition for review pursuant to Rule 411 of the Commission's Rules of Practice. Our brief in support of our petition for review is due by October 12, 2005.

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

   Results of Operations For The Three Months Ended December 31, 2003 And 2002

-----------------------------------------------------------------------------------------------
                                       December 31, 2003                  December 31, 2002
                               ------------------------------    -----------------------------
Net Sales                      $    1,556,550           100 %    $     1,984,179         100 %
Cost of Sales                       1,208,658         77.65            1,452,907       73.22
                                --------------     ---------      ---------------     -------

Gross Profits                         347,892         22.35              531,272       26.78
                                --------------     ---------      ---------------     -------
Selling, General and
  Administrative Expenses             483,667         31.07              271,700       13.69
Operating Income (Loss)             (135,775)        (8.72)              259,572       13.08
                                --------------     ---------      ---------------     -------

Interest Income                            76           0.0                   --          --
Gain on Disposal of Fixed
  Assets                                   --                             22,250        1.12
Other Income                               76           0.0               22,250        1.12
Net Income (Loss) before
  Income Taxes                      (135,669)        (8.72)              281,822       14.20
                                --------------     ---------      ---------------     -------
Provision for Income Taxes              1,600          0.10                  800        0.04

Net Profit after Income
  Taxes                             (137,299)        (8.82)              281,022       14.16
-----------------------------------------------------------------------------------------------

Revenues

Net Revenues for the three months ended December 31, 2003 decreased to $1,556,550 from $1,984,179 for the three months ended December 31, 2002. The decreased in net sales of $427,629, or approximately 21.55%, over the 2002 period is due primarily to the disposal of our subsidiaries, Nelson Engineering, Inc and Bechler Cams, Inc.

Cost of Sales

Cost of sales for the three months ended December 31, 2003 decreased to $1,208,658 from $1,452,907 for the three months ended December 31, 2002. The overall decrease in cost of sales of $244,249, or approximately 16.82%, over the 2002 period is due primarily to the disposal of our subsidiaries, Nelson Engineering, Inc. and Bechler Cams, Inc.

Gross Profits

Overall gross profits for the three months ended December 31, 2003 decreased to $347,892 from $531,272 for the three months ended December 31, 2002. The overall decrease in gross profits of $183,380 or approximately 34.52% over the 2002 period is due primarily to the disposal of our subsidiaries, Nelson Engineering, Inc. and Bechler Cams, Inc.

Operating Expenses

Total operating expenses for the three months ended December 31, 2003 increased to $483,667 from $271,700 for the three months ended December 31, 2002. The increase in operating expenses of $211,967, or approximately 78.02% over the 2002 period is covered below in our discussion of Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2003 increased to $483,667 from $271,700 for the three months ended December 31, 2002. The increase in selling, general and administrative expenses of $211,967, or approximately 78.02% over the 2002 period is due primarily to expenses associated with our acquisition of Eran Engineering, as well as legal and professional expenses associated with the rescission of our acquisition of Nelson Engineering, Inc. and Bechler Cams, Inc.

Income (Loss) from Operations

We had a loss from operations of $135,775 for the three months ended December 31, 2003, compared to income from operations of $259,572 for the three months ended December 31, 2002. The decrease in income from operations of $395,347, or approximately 152.31% over the prior period, is due primarily to expenses associated with our acquisition of Eran Engineering, as well as legal and professional expenses associated with the rescission of our acquisition of Nelson Engineering, Inc. and Bechler Cams, Inc.

Interest Income

Interest income during the three months ended December 31, 2003, was $76 and we had no interest income for the three months ended December 31, 2002. Interest income for the three months ended December 31, 2003 was interest earned on bank deposits.

Other Income

We had no other income during the three months ended December 31, 2003, and we had $22,250 for the three months ended December 31, 2002.

Provision for Income Taxes

We had a provision for income taxes in the amount of $1,600 for the three months ended December 31, 2003. We did not have a provision for income taxes for the three months ended December 31, 2002.

Net Income (Loss) after Income Tax Provision

We had a Net Loss after income tax provision of $137,299 for the three months ended December 31, 2003, compared to a Net Income of $281,022 for the three months ended December 31, 2002. This decrease in our net profitability of $418,321 or approximately 148.86%, was due primarily to expenses associated with our acquisition of Eran Engineering, as well as legal and professional expenses associated with the rescission of our acquisition of Nelson Engineering, Inc. and Bechler Cams, Inc.

Liquidity and Capital Resources

----------------------------------------------------------------------------------------------------
                                                               December 31,        December 31,
                                                                       2003                2002
                                                               ------------        ------------
Net cash provided by (used in) operating activities          $     (27,468)             33,207
Net cash provided by (used in) investing activities                  (7,864)             (8,076)
Net cash provided by (used in) financing activities                 144,276              68,218
----------------------------------------------------------------------------------------------------

General

For the three months ended December 31, 2003, we had positive cash flows resulting from $27,468 of cash used in our operating activities, $7,864 of cash used in our investing activities, and $144,276 provided by our financing activities. Accordingly, for the three months ended December 31, 2003, our funds from operations were sufficient to cover our daily operations as further explained below.

Cash Flows Provided By (Used In) Operating Activities

Net cash used in operating activities of $27,468 for the three months ended December 31, 2003 was primarily attributable to a net loss of $137,299, depreciation expense of $74,305, offset by changes in operating assets and liabilities of accounts receivable of $280,498, inventories of $8,929, other assets of $7,808 and accounts payable and accrued liabilities of $332,761.

Cash Flows Provided By (Used In) Investing Activities

Net cash used in investing activities of $7,864 for the three months ended December 31, 2003 was attributable to cash used in the purchase of equipment of $63,709 and cash provided by our acquisition of Eran Engineering of $55,845.

Cash Flows Provided By (Used In)  Financing Activities

Net cash of $144,276 provided by our financing activities in the three months ended December 31 was due to cash provided by borrowings on notes payable of $246,658 and cash used in the repayment on notes payable to related parties of $102,382.

Internal Sources of Liquidity

For the three months ended December 31, 2003, the funds generated from our operations were not sufficient to fund our daily operations. Our gross profit for this period was $347,892, which was not sufficient to meet our operating expenses of $483,667 for the same period. There is no assurance that funds from our future operations will meet the requirements of our daily operations, and in that event, we will need to seek other sources of financing to maintain liquidity. (See Risk Factors - Risks Related To Our Business).

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

On November 5, 2003, our wholly-owned subsidiary, Eran Engineering, entered into an Equipment Lease Agreement, pursuant to which it financed a total of $35,000 and accruing interest at 7.45% per annum from Intech Funding Corp. These funds were to be used towards the purchase of equipment described as "1-Used Mori-Seiki TU-30 Vertical Turning Machine Center". The loan is collateralized by this equipment and is guaranteed by our Vice President and Director, Joseph T.W. Gledhill. The loan matures in November 2006. Pursuant to the terms of the Equipment Lease Agreement, Eran Engineering is to repay the loan by making monthly payments of $1,088 to Intech Funding Corp. At December 31, 2003, the principal remaining balance on the loan was $32,159.

On November 5, 2003, our wholly-owned subsidiary, Eran Engineering entered into a Lease Agreement, pursuant to which Eran Engineering financed a total of $100,000 and accruing interest at 7% per annum from Intech Funding Corp. These funds were to be used towards the purchase of equipment described as "1-Used Mori-Seiki SV-500 with APC Fanuc MSC 501". The loan is collateralized by this equipment and is guaranteed by our Vice President and Director, Joseph T.W. Gledhill. The loan matures in November 2006. Pursuant to the terms of the Equipment Lease Agreement, Eran Engineering is to repay the loan by making monthly payments of $2,003 to Intech Funding Corp. At December 31, 2003, the principal remaining balance on the loan was $95,217.

In connection with the closing of our acquisition of Eran Engineering from its two shareholders, Hans B. Thallmayer and Alice Thallmayer on October 1, 2003, we executed a promissory note in favor of the sellers in the principal amount of $600,000, payable in three equal annual installments of $200,000 and accruing simple interest at the rate of 6% per annum. Our obligation under the promissory note was secured by the pledge by Lawrence A. Consalvi, our Director, President and Chief Executive Officer and Joseph T.W. Gledhill, our Vice President and Director, of a security interest in certain shares of our common stock owned by them and worth $4,285,716 as of the date of the pledge. At December 31, 2003, the principal balance on the note was $600,000.

In connection with the closing of our acquisition of Eran Engineering on October 1, 2003, and the contemporaneous purchase of a building by Eran Engineering from R & H Investments, a partnership owned by the two selling shareholders, Eran Engineering executed a promissory note in the principal amount of $600,000, bearing simple interest at the rate of 6% per annum. At December 31, 2003, the principal balance on the note was $600,000

On September 1, 2003 we executed a non-interest bearing promissory note in favor of our Vice President and Director, Joseph T.W. Gledhill for the principal amount of $459,700, which is due and payable on or before September 30, 2006. We made no payments to Mr. Gledhill under this note during our fiscal years 2003 and 2004. At December 31, 2003, the outstanding principal due under this note was $459,700.

In August 2003, our wholly owned subsidiary, E.M. Tool Company, Inc. executed a promissory note in favor of Austin D. Lucas, Inc. in the principal amount of $131,529, payable in thirteen consecutive monthly installments of approximately $10,000 and bearing interest at the rate of 10%. At September 30, 2003, the principal balance on this note was $112,083, and at December 31, 2003, the principal remaining balance on this note was $84,658.

On June 30, 2003, we and our wholly-owned subsidiary, Eran Engineering, Inc., executed a promissory note in favor of Financial Federal Credit, Inc. in the amount of $2,059,868, payable in consecutive monthly installments commencing on September 1, 2003 and maturing in May 2008 as follows: 6 installments, each in the amount of $10,000, then 53 installments, each in the amount of $21,000, and a balloon payment at maturity in the amount of $886,886. The obligations to make payment under the note is secured by our grant of a security interest in favor of Financial Federal Credit, Inc. in our goods, inventory, equipment, accounts, accounts receivables, documents, instruments, chattel paper, contract rights, general intangibles, investment property, securities entitlements, deposit accounts, fixtures and other property belonging to us or in which we have any interest (collectively, the "Collateral"). In addition, the obligations of Eran Engineering, Inc. to make payments under the note are likewise secured by its grant of a security interest in its Collateral to Financial Federal Credit, Inc. At December 31, 2003, the principal balance on the note was $1,548,128.

On January 1, 2003, we executed a promissory note in favor our Vice President and Director, Joseph T.W. Gledhill, for the principal amount of $100,000 and accruing simple interest at the rate of 6% per annum. The principal and accrued interest under this note became due on January 20, 2003. Although we have not repaid this note when due, Mr. Gledhill has not called us in default under the note, and we have agreed to make payments on it as funds become available. At September 30, 2003, the outstanding principal and interest due under the note was $100,000. At December 31, 2003, the outstanding principal and interest due under the note was $95,477.

In our fiscal quarter ended December 31, 2003, we had outstanding debt as evidenced by a promissory note in favor of an individual, Mr. Daisuke Mikami, which was payable in 6 monthly installments of $3,500, including interest at 10% per annum. At December 31, 2003, the outstanding principal balance and interest due under this note was $21,957.

In September 5, 2002, our wholly-owned subsidiary, Elite Machine, executed a secured promissory note in the amount of $1,037,683.95 in favor of Financial Federal Credit, Inc., and bearing interest at the rate of 8.25%. The note is payable in monthly installments of $8,250 for a period of 60 months, and a balloon payment on the 61st month of $542,683.96. This note is secured by the assets of Elite Machine and guaranteed by our Director, President and Chief Executive Officer, Lawrence A. Consalvi. At December 31, 2003, the principal balance on the note was $747,778.

Inflation

Our management believes that inflation has not had a material effect on our results of operations during our fiscal quarter ended December 31, 2003, and does not expect that it will in fiscal year ended September 30, 2004, except that rising oil and gas prices may materially and adversely impact the economy generally.

RISK FACTORS

Our prospects are subject to certain uncertainties and risks. This Quarterly Report on Form 10-QSB for the three months ending December 31, 2003, also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results, and our actual results could differ materially from those projected in the forward-looking statements. Such differences may be the result of certain risks, including but not limited to those risk factors set forth below, other one-time events and other important factors previously disclosed or to be disclosed from time to time in our other filings with the Securities and Exchange Commission. The following risk factors should be considered carefully in evaluating the Company and its business because these risks currently have a significant impact or may have a significant impact in the future on our business, operating results and financial condition. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business.

Our auditors have expressed "substantial doubt" about our ability to continue as a going concern.

As reported by our auditor in Note 6 to our Unaudited Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB for our fiscal quarter ended December 31, 2003, our independent auditor has expressed "substantial doubt" about our ability to continue as a going concern, due to our substantial accumulated deficits of $2,091,528 at December 31, 2003. We have taken certain restructuring steps to provide the necessary capital to continue our operations, such as the raising of approximately $735,000 through a sale of new restricted shares of common stock of our Company. Further, our management believes that the addition of five new profitable subsidiaries has brought further strength to our financial position. However, there can be no assurance whether, or when, these steps will resolve our accumulated and working capital deficits and we may continue to incur net losses through 2005 and possibly beyond. Additionally, we expect to incur significant expenses as we focus on our business strategy. As a result, we will need to generate significant revenue to achieve profitability, which may not occur. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve and maintain profitability our business will be materially impacted and the value of our stockholders' investments may decline.

The SEC has instituted administrative proceedings against us because we have failed to meet our reporting requirements under the Securities Exchange Act of 1934.

In April 2005, the SEC instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against our President, Chief Executive Officer and Director, Lawrence A. Consalvi. The SEC seeks to suspend the registration of our securities for a period not exceeding 12 months or revoke the registration of our securities pursuant to Section 12 of the 1934 Act, and to cause us and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. This Administrative Proceeding, File No. 3-11894, arose from our failure to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual reports on Form 10-K for our fiscal years ended September 30, 2004 and 2003, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr.
Consalvi, during his tenure as our President, caused us to violate these reporting requirements. On May 9, 2005, we submitted our answer to the Order Instituting Proceedings alleging that our failure to meet our reporting obligations was not intentional but the result our inability to obtain financial information necessary to complete the periodic reports from Bechler Cams, Inc., who had refused to comply with our reasonable requests for such financial information.

On July 20, 2005, trial was held on the Order Instituting Proceedings, and on August 18, 2005, the Administrative Law Judge issued an Initial Decision, and ordered the revocation of each class of our securities pursuant to Section 12(j) of the Securities Exchange Act of 1934 (the "Exchange Act"). It was further ordered that our Chief Executive Officer, President and Director, Lawrence A. Consalvi, cease and desist from committing any violation or future violations of
Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13. Specifically, the Administrative Law Judge found that we violated Section 13(a) of Exchange Act in that we failed to file two annual reports on Form 10-K for the Company's fiscal years ended September 30, 2003 and September 30, 2004, and five quarterly reports on form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004, and that Mr. Consalvi, during his tenure as our President and Chief Executive Officer, caused our violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13. The Initial Decision is not yet effective, but shall become effective unless (1) we do not file a petition for a review by the Commission of the Initial Decision within twenty-one (21) days of the date of the Initial Decision pursuant to Rule 360 of the Commission's Rules of Practice, 17 C.F.R. ss. 201.360, or (2) we file a petition for review with the Commission within this period of time and the Commission either rejects our petition or accepts the petition but decides that the registration of our securities should nevertheless be revoked. On September 7, 2005, we filed a petition with the Commission for a review of the Initial Decision, and on September 12, 2005, the Commission granted our petition for review pursuant to Rule 411 of the Commission's Rules of Practice. Our brief in support of our petition for review is due by October 12, 2005. Although we intend to continue vigorously defend against these actions and to bring all our delinquent filings up to date, there can be no assurance that the SEC will not pursue this action even after these filings have been made. If the registration of our securities is either suspended or revoked, our stockholders will not be able to publicly sell our securities unless and until, whatever the case may be, the period of suspension is over or we are able to have a new registration statement declared effective by the SEC, and there is no assurance that we would be able to accomplish that, or that any private market for our securities can or will develop.

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

During the fiscal quarter ended December 31, 2003, our sales to two customers represented 12.99% of net sales, and in during the fiscal quarter ended December 31, 2002, our sales to three customers represented approximately 42.1% of net sales. At December 31, 2003, two of our customers accounted for approximately 64% of accounts receivable and at December 31, 2002, two of our customers accounted for approximately 46% of accounts receivable. The loss of any of these key customers would have a materially adverse impact on our future results of operations and financial condition.

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

In April 2005, the SEC instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against our President, Chief Executive Officer and Director, Lawrence A. Consalvi. The SEC seeks to suspend the registration of our securities for a period not exceeding 12 months or revoke the registration of our securities pursuant to Section 12 of the 1934 Act, and to cause us and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. This Administrative Proceeding, File No. 3-11894, arose from our failure to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual reports on Form 10-K for our fiscal years ended September 30, 2004 and 2003, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr.
Consalvi, during his tenure as our President, caused us to violate these reporting requirements. On May 9, 2005, we submitted our answer to the Order Instituting Proceedings alleging that our failure to meet our reporting obligations was not intentional but the result our inability to obtain financial information necessary to complete the periodic reports from Bechler Cams, Inc., who had refused to comply with our reasonable requests for such financial information.

On July 20, 2005, trial was held on the Order Instituting Proceedings, and on August 18, 2005, the Administrative Law Judge issued an Initial Decision, and ordered the revocation of each class of our securities pursuant to Section 12(j) of the Securities Exchange Act of 1934 (the "Exchange Act"). It was further ordered that our Chief Executive Officer, President and Director, Lawrence A. Consalvi, cease and desist from committing any violation or future violations of
Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13. Specifically, the Administrative Law Judge found that we violated Section 13(a) of Exchange Act in that we failed to file two annual reports on Form 10-K for the Company's fiscal years ended September 30, 2003 and September 30, 2004, and five quarterly reports on form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004, and that Mr. Consalvi, during his tenure as our President and Chief Executive Officer, caused our violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13. The Initial Decision is not yet effective, but shall become effective unless (1) we do not file a petition for a review by the Commission of the Initial Decision within twenty-one (21) days of the date of the Initial Decision pursuant to Rule 360 of the Commission's Rules of Practice, 17 C.F.R. ss. 201.360, or (2) we file a petition for review with the Commission within this period of time and the Commission either rejects our petition or accepts the petition but decides that the registration of our securities should nevertheless be revoked. On September 7, 2005, we filed a petition with the Commission for a review of the Initial Decision, and on September 12, 2005, the Commission granted our petition for review pursuant to Rule 411 of the Commission's Rules of Practice. Our brief in support of our petition for review is due by October 12, 2005. Although we intend to continue vigorously defend against these actions and to bring all our delinquent filings up to date, there can be no assurance that the SEC will not pursue this action even after these filings have been made. If the registration of our securities is either suspended or revoked, our stockholders will not be able to publicly sell our securities unless and until, whatever the case may be, the period of suspension is over or we are able to have a new registration statement declared effective by the SEC, and there is no assurance that we would be able to accomplish that, or that any private market for our securities can or will develop.

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

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, December 31, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Lawrence A. Consalvi, and our Chief Financial Officer, Mr. Jitu Banker (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, December 31, 2003, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings.

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

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended December 31, 2003. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or publicly reporting company. Below is a brief summary of our existing, pending and known threatened litigation as of the date of this report:

o On March 17, 2003 we were served with a complaint filed by Daniel Lennert and Laura Stearman, the owners and executive officers of Bechler Cams, Inc. ("BCI"). At the time we were served, BCI was our wholly-owned subsidiary which we had acquired in a merger transaction, effective November 15, 2002. The Complaint, which was filed in the Superior Court of California for the County of Orange as Case No. 03CC04435, sought, among other claims, to rescind the merger in order to return BCI to the plaintiffs, and other monetary relief. The complaint also named as defendants our executive officers and the executive officers of E.M. Tool Company, Inc., as well as the Securities and Exchange Commission (the "SEC"). The SEC subsequently removed the action to the United States District Court for the Central District of California, as Case No. SA CV 03-367 AHS (MLGx), following which it was dismissed on its own motion. Subsequent to being served with the Complaint, we filed responsive pleadings in which we denied the claims alleged by the BCI related parties, which allegations we contended were without merit and based on misstatements and false characterizations of fact and law. We engaged independent counsel to vigorously defend us against the BCI claims, and to file a cross-complaint against BCI and its officers, seeking damages and other relief due to BCI's withholding of financial information necessary for us to complete our quarterly report on Form 10-QSB for the period ending March 31, 2003 and our subsequent audit for fiscal year 2003. The officers of BCI also refused, despite our several demands, to deliver to us BCI's financial information for the quarter ended March 31, 2003, which prevented us from timely filing our Form 10-QSB for the quarter then ended. The case was subsequently settled pursuant to a Mutual Rescission of Contracts, Settlement Agreement and Release of Claims, dated as of November 20, 2003, pursuant to which the merger transaction was rescinded effective as of January 1, 2003. In connection with the rescission, we returned to the former shareholders of BCI their shares of BCI acquired in the merger, in exchange for the return of their shares of our stock received in the merger (aggregating 11,837,500 shares), and the immediate resignation of Daniel Lennert from our Board of Directors. The agreement also contained mutual releases of claims.

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

     As a result, on October 16, 2003 we were advised by the Central Regional Office of the SEC that it intended to recommend that the SEC institute enforcement proceedings against us, and our President, Lawrence A. Consalvi in connection with our inability to file timely quarterly reports for the periods ended March 31, 2003 and June 30, 2003 and our annual report for the fiscal year ended September 30, 2003. In addition, the Central Regional Office of the SEC recommended the institution of enforcement proceedings against us for alleged antifraud violations based on false and misleading statements contained in our Current Report on Form 8-K, filed October 18, 2001 and information statements filed on or about January 10, 2002, January 23, 2002, and January 25, 2002, which were signed by our former president, Joe Thomas relating to Mr. Thomas' ownership of our stock and his compliance with certain reporting requirements and for failing to disclose payments made by an officer of E.M. Tool Company to us in connection with the reverse merger (see above). Upon recommendation by the Central Regional Office of the SEC, the SEC subsequently issued an Order Instituting Proceedings, Making Findings, and Imposing a Cease-And-Desist Order Pursuant to Section 21C of the Securities Exchange Act of 1934 and Revoking Registration of Securities Pursuant to Section 12(j) of the Securities Exchange Act of 1934 (the "Order Instituting Proceedings"). In the Order Instituting Proceedings, the SEC found that we failed to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual report on Form 10-K for the fiscal year ended September 30, 2003, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as our President, caused us to violate these reporting requirements. In anticipation of the Order Instituting Proceedings, we submitted an Offer of Settlement of Gateway International Holdings, Inc. and Lawrence A. Consalvi (the "Settlement Offer"), in which we consented to an entry of an Order by the SEC which revoked the registration of our securities and Mr. Consalvi consented to a cease-and-desist order requiring that he refrain from any future violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 thereunder. We and Mr. Consalvi have subsequently withdrawn our consent following a determination to bring us back into reporting compliance. (See "In the Matter of Gateway International Holdings, Inc. and Lawrence A. Consalvi, Administrative Proceeding File No. 3-11894" beginning on page 6).

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

During the three months ended December 31, 2003, we did not sell any of our equity securities that were not registered under the Securities Act.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during the three months ending December, 30, 2003. We did not repurchase any of our securities during the three months ending December 31, 2003, and accordingly, we have eliminated such table.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the three month period ended December 31, 2003, there were no material defaults in the payment of principal interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders in the three month period ended December 31, 2003.

ITEM 5.  OTHER INFORMATION

(a)      Information Required To Be Disclosed In A Report On Form 8-K, But Not
Reported

Item 1.01 (Entry into a Material Definitive Agreement); Item 1.02 (Termination of a Material Definitive Agreement); Item 2.01 (Completion of Acquisition or Disposition of Assets); Item 5.02 (Departure of Directors or Principal Officers).

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

ITEM 6.  EXHIBITS

Exhibit
Number                                   Description
------                                   -----------

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

GATEWAY INTERNATIONAL HOLDINGS, INC.


By: /s/ Lawrence A. Consalvi
    -----------------------------------
    Lawrence A. Consalvi
    President, Chief Executive Officer and Director
    Date:  October 4, 2005