Form 10QSB
period 2004-03-31
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2005-10-06
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

|X|   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the quarterly period ended: March 31, 2004

|_|   Transition Report pursuant to 13 or 15(d) of the Securities
                          Exchange Act of 1934


                 For the transition period __________to_________

                        Commission File Number: 000-26017

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                       95-3819300
         --------------                                 ---------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


          3840 East Eagle Drive
           Anaheim, California                               92807
----------------------------------------                  -----------
(Address of principal executive offices)                  (Zip Code)


          Issuer's telephone number, including area code: 714-630-6253 Securities registered under Section 12(b) of the Exchange Act: None

  Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No


As of October 5, 2005, there were 40,307,254 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
                                   Form 10-QSB

                 For The Fiscal Six Months Ended March 31, 2004

                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION......................................................3

   ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)......................................3

   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............3

   ITEM 3.     CONTROLS AND PROCEDURES..............................................45

PART II - OTHER INFORMATION.........................................................46

   ITEM 1.     LEGAL PROCEEDINGS....................................................46

   ITEM 2.     UNREGISTERED SALES OF EQUITY

               SECURITIES AND USE OF PROCEEDS.......................................47

   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES......................................47

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................47

   ITEM 6.     EXHIBITS.............................................................48

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                 GATEWAY INTERNATIONAL HOLDINGS AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                          March 31, 2004
Assets
Current Assets:
Cash and cash equivalents                                    $    20,685
Accounts receivable, net                                         390,962
Inventories                                                      229,680
Prepaid Insurance                                                    936
                                                             -----------
Total current assets                                             642,263

Property and equipment,  net                                   2,490,739

Other Assets:
Deposits and Notes Receivable                                     16,256
                                                             -----------
Total Assets                                                 $ 3,149,258
                                                             ===========

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities                     $ 1,024,804
Current Portion of notes payable                                 654,174
Current portion of notes payable to related parties               90,887
                                                             -----------
Total Current Liabilities                                      1,769,865

Notes Payable, less current portion                            3,230,219
Notes Payable to related parties, less current portion           706,200
                                                             -----------
Total Liabilities                                            $ 5,706,284
                                                             -----------
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding                          --
Common stock, $0.001 par value; 100,000,000 shares
authorized; 33,242,,000 shares issued and outstanding             33,242
Additional paid in capital                                        91,279
Stockholder note receivable                                      (75,391)
Accumulated deficit                                           (2,606,156)
                                                             -----------
Total stockholders' deficit                                   (2,557,026)
                                                             -----------
Total Liabilities and Stockholders' deficit                  $ 3,149,258
                                                             ===========

         The accompanying notes are an integral part of these unaudited financial statements.

                 GATEWAY INTERNATIONAL HOLDINGS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three month and six month periods ended March 31, 2004 and 2003
                                   (Unaudited)

                                             For the three month periods ended    For the six month periods ended
                                             March 31, 2004    March 31, 2003     March 31, 2004    March 31, 2003
Net sales                                     $  1,228,955     $    735,538        $  2,785,505     $  1,962,823
Cost of sales                                    1,407,848          498,533           2,616,506        1,400,342
                                              ------------     ------------        ------------     ------------
Gross Profit                                      (178,893)         237,005             168,999          562,481
Operating expenses:
Selling, general and administrative                335,736          278,958             819,403          501,594
                                              ------------     ------------        ------------     ------------
Operating Income (Loss)                           (514,629)         (41,953)           (650,404)          60,887

Other income (expense):
Interest Income                                         --               --                  76               --

                                              ------------     ------------        ------------     ------------
Total other income (expense)                            --               --                  76               --
                                              ------------     ------------        ------------     ------------

Income(Loss) from continuing operations
  before income taxes and discontinued
  operations                                      (514,629)         (41,953)           (650,328)          60,887
Provision for income taxes                              --              800               1,600              800
                                              ------------     ------------        ------------     ------------
Income(Loss) from continuing operations           (514,629)         (42,753)           (651,928)          60,087

Income from subsidiaries disposed                       --          161,456                  --          161,456
Loss on disposal of subsidiaries                        --         (161,456)                 --         (161,456)
                                              ------------     ------------        ------------     ------------
Income (Loss) from discontinued                         --               --                  --               --
operations
                                              ------------     ------------        ------------     ------------

Net Income (Loss)                             $   (514,629)    $    (42,753)       $   (651,928)    $     60,087
                                              ============     ============        ============     ============

NET INCOME (LOSS) PER SHARE:
Basic and diluted
Net Income (loss) per share
                                              $      (0.02)    $       0.00        $      (0.02)    $       0.00
                                              ============     ============        ============     ============

Weighted average
Number of common shares outstanding             33,242,000       16,827,652          33,242,000       21,025,752
                                              ============     ============        ============     ============

         The accompanying notes are an integral part of these unaudited financial statements.

                 GATEWAY INTERNATIONAL HOLDINGS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the six month periods ended March 31, 2004 and 2003
                                   (Unaudited)

                                                               March 31,      March 31,
                                                                2004           2003
Cash flows from operating activities:
   Net Income (Loss)                                          $(651,928)     $  60,087
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Depreciation                                              148,610         16,470
      Bad Debt Expense                                                           2,373
     (Increase) decrease in current assets:
         Accounts receivable                                   (383,393)      (124,111)
         Inventories                                             73,338         43,214
         Other assets                                            (6,815)        (3,954)
      Increase (decrease) in current liabilities:
         Accounts payable and accrued liabilities               385,682         69,057
                                                              ---------      ---------
Net cash (used in) provided by operating activities            (434,506)        63,136
                                                              ---------      ---------

Cash flows from investing activities:
   Purchases of property and equipment                          (10,596)            --
  Cash received on acquisition of Eran                           55,845             --
                                                              ---------      ---------
Net cash provided by (used in) investing activities              45,249             --
                                                              ---------      ---------

Cash flows from financing activities:
   Principal borrowings (repayments) on notes payable           262,650        (38,052)
   Repayment of Stockholder Note Receivable                          --          6,000
   Principal borrowings (repayments) on notes payable to
     related parties                                            139,328        (36,456)
                                                              ---------      ---------
Net cash provided by (used in) financing activities             401,978        (68,508)
                                                              ---------      ---------

Net Increase (decrease) in cash and cash equivalents             12,721         (5,372)
Cash at beginning of year                                         7,964         25,417
                                                              ---------      ---------
Cash at end of year                                           $  20,685      $  20,045
                                                              =========      =========

Supplemental disclosure of cash flow information
    Cash paid during the year for:
      Interest                                                $ 146,183      $  47,838
                                                              =========      =========
      Income taxes                                            $   1,600      $     800
                                                              =========      =========

         The accompanying notes are an integral part of these unaudited financial statements.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

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

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiary, E.M. Tool Company, Inc. (doing business as Elite Machine Tool Company, Inc.) and Eran Engineering, Inc., and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. However certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included and the accompanying financial statements present fairly the financial position of the Company as of March 31, 2004, and the results of operations of the Company for the six months ended March 31, 2004 and 2003 and cash flows of the Company for the six months ended March 31, 2004 and 2003. These financial statements should be read in conjunction with the Company's September 30th, 2004 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 16, 2005. The interim results are not necessarily indicative of the results of operations for a full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Gateway International Holdings, Inc., and its wholly owned subsidiaries, E.M. Tool Company, Inc. (doing business as Elite Machine Tool Company, Inc.), and Eran Engineering, Inc.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 "goodwill and other intangible assets" and SFAS 144 "accounting for the impairment or disposal of long lived assets". Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates whether the assets are impaired annually or on an interim basis or if an event occurs or circumstances change to suggest that an asset's value has diminished. Under SFAS 144, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under SFAS 142, intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its review, the Company has written off $0 as impairment of its long-lived assets as of March 31, 2004 and 2003.

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

Basic and Diluted Earnings Per Common Share

Under SFAS 128, "Earnings Per Share", basic earnings per common share is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no additional potential common shares to be issued as of March 31, 2004 and 2003, respectively).

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

Segments of Business

Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their reports issued to stockholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers. Reportable business segments for the six month period ended March 31, 2004 are from the date of the acquisition of the various subsidiaries.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has a note payable with a former related party, Nelson Engineering, Inc., that requires monthly payments including interest. The balance of the note is $53,858 at March 31, 2004 and $107,472 at March 31, 2003. The Company paid $4,182 in interest in connection with these notes payable during the six month period ended March 31, 2004 and $2,675 during the half year period ended March 31, 2003, which the Company has recorded in the accompanying statements of operations.

From time to time, the Company borrows funds from Joseph Gledhill, a stockholder and the Vice President the Company for working capital purposes, which is non-interest bearing. Also, Joseph Gledhill loaned the Company $160,000 to pay certain stockholders of Gourmet Gifts, Inc. in connection with the reverse merger. At March 31, 2004, outstanding borrowings on these notes totaled $797,087 and at March 31, 2003, the outstanding borrowings totaled $559,700.

At the time of the reverse merger of Elite Machine in December 2001, the balance owed by Larry Consalvi, CEO of our Company, to Elite Machine on advances made by Elite Machine to Mr. Consalvi was $76,461 . At the time these advances were made and prior to the reverse merger, Mr. Consalvi was a director and shareholder of Elite Machine. Subsequent to our reverse takeover of Elite Machine, the balance owed by Mr. Consalvi to Elite Machine in connection with these advances as of March 31, 2004 was $75,391 and March 31, 2003 is $70,461.

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company's Articles of Incorporation authorize up to 100,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of March 31, 2004, the Company had no shares of preferred stock issued and outstanding.

Common Stock

The Company's Articles of Incorporation authorize up to 100,000,000 shares of $0.001 par value common stock. At March 31, 2004 and 2003, the Company had 33,242,000 and 15,921,000 shares of common stock issued and outstanding.

NOTE 4 - BUSINESS SEGMENTS

Reportable business segments for the six month period ended March 31, 2004, are as follows:

                                               6 month period ended
                                               March 31, 2004

Net Sales from continuing operations:
 Elite Machine Tool Company, Inc.              $        1,774,528
 Eran Engineering, Inc.                                 1,010,977
                                               ------------------
                                               $        2,785,505
                                               ------------------

Operating income from continuing operations:
 Elite Machine Tool Company, Inc.              $         (288,676)
 Eran Engineering, Inc.                                  (363,252)
                                               ------------------
                                               $         (651,928)
                                               ------------------

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

Depreciation and amortization - continuing operations:
 Elite Machine Tool Company, Inc.              $              140
 Eran Engineering, Inc.                                   148,470
                                               ------------------
                                               $          148,610
                                               ------------------

Identifiable assets - continuing operations:
 Elite Machine Tool Company, Inc.              $          285,512
 Eran Engineering, Inc.                                 2,863,746
                                               ------------------
                                               $        3,149,258
                                               ------------------

Capital expenditures/obligations under capital lease:
 Elite Machine Tool Company, Inc.              $               --
 Eran Engineering, Inc.                                        --
                                               ------------------
                                               $               --
                                               ------------------

Interest Paid:
 Elite Machine Tool Company, Inc.              $           38,078
 Eran Engineering, Inc.                                   103,938
                                               ------------------
                                               $          142,016
                                               ------------------

            The company operated in one segment for the period ended
                                 March 31, 2004.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

Note 5 (a) - SUBSEQUENT EVENTS:  ACQUISITION COMPLETED IN  FISCAL 2004:

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

The allocation of the purchase price to the assets and liabilities assumed based on their fair values was as follows:

Cash and cash equivalents                                    $        55,845
Accounts receivable                                                  281,717
Fixed assets                                                       2,162,438
Total Assets acquired                                              2,500,000

Note payable - Bank                                               (1,300,000)
Note payable - Seller                                             (1,200,000)
                                                             ---------------
                                                             $            --
                                                             ===============

As Eran Engineering was acquired at the beginning of the year, the statements of operation for the period ended March 31, 2004 represents combined operation of the companies, proforma information of the combined companies is not necessary.

For 3-31-2003:

Unaudited Pro-forma revenue and net income assuming the acquisition been completed at the beginning of the year 2002, on a pro-forma financial results would be as follows:

                                               For the 6 month period ended
                                                             March 31, 2003
                                                                (Unaudited)

Revenue                                                         $  2,724,991
Net Income for period                                           $     83,894
Earnings per share                                              $       0.00

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

Note 5 (a) - SUBSEQUENT EVENTS:  ACQUISITION COMPLETED AFTER  FISCAL 2004:

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

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

Current Assets                                             $         526,731
Fixed Assets                                                         551,036
Current Liabilities                                                 (871,655)
Goodwill                                                           9,513,888
                                                           ------------------
                                                                   9,720,000
                                                           ------------------
Common Stock issued                                               (9,720,000)
                                                           ------------------
                                                           $              --

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

ESK, Inc.:

In December 2004, the Company completed the acquisition of ESK, Inc., a company engaged in assembly work for Eran Engineering, Inc. This company was the sole source of assembly work for Eran Engineering, Inc., and was acquired so that Eran could control and manage its own parts assembly needs.

The shareholders of ESK, Inc. received 219,800 restricted common stock shares of Gateway International Holdings, Inc., and a cash payment in the amount of $50,000.00 in exchange for all of the common shares of ESK, Inc. The purchase price, based on the average share price during the period and the cash payment was $212,000.00

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

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows;

Current Assets                                                 $   348,098
Fixed Assets                                                   $    41,219
Current Liabilities                                            $  (751,297)
Long Term Liabilities                                          $  (357,663)
Goodwill                                                       $ 1,181,643
                                                               -----------
                                                               $   462,000
                                                               -----------

Common Stock issued                                            $   462,000
                                                               -----------

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

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

A summary of the Nu-Tech Industrial Sales, Inc. assets acquired, liabilities assumed and consideration paid is as follows:

                                      Allocated Amount
                                      ----------------
Current Assets                         $   920,771
Fixed Assets                               470,625
Current Liabilities                       (982,630)
Goodwill                                 1,966,234
                                       -----------
                                         2,375,000
                                       ===========

Consideration:
Common Stock issued                    $ 2,375,000
                                       ===========

Unaudited Pro-forma revenue and net income assuming all the acquisitions in 2004 and 2005 had been completed at the beginning of the periods reported, on a pro-forma financial results would be as follows:

                                           For the 6 month periods ended
                                         March 31, 2004     March 31, 2003
                                           (Unaudited)         (Unaudited)
Revenue                                      6,501,884           6,735,704
Net Income (loss) for period                  (594456)             389,904
Earnings per share                              (0.02)                0.02

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

Note 5 (c) - SUBSEQUENT EVENTS - OTHERS:

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

NOTE 6 - GOING CONCERN

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2004 the Company had an accumulated deficit of $(2,606,156).
This matter raises substantial doubt about the Company's ability to continue as a going concern. The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. Since the year ended September 30, 2004 the Company, being well aware of the need to find additional capital, has raised $735,000 through a subscription of new restricted shares of the Company. Furthermore the addition of five new subsidiaries has further strengthened the Company.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

Independent Accountants Scope Limitation

The independent accountants of the Company were unable to review the income from operations of Nelson Engineering, Inc. and Bechler Cams, Inc. for the period
October 1, 2002 through December 31, 2002 amounting to $161,456 which was included in the Consolidated Statement of Operations for the year ended September 30, 2003 nor were they able to verify the loss on disposal of these subsidiaries amounting to $161,456 through other review procedures. No accounting records were made available to the Company for review by its independent accountants from Nelson Engineering, Inc. and Bechler Cams, Inc. for the period October 1, 2002 through December 31, 2002.

It is Managements opinion that the income from operations that is offset by the loss on disposal is immaterial as it has no effect on the income, net worth or earnings per share of the Company. The independent accountants have initiated consultation with the Securities and Exchange Commission in that regard.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company leases certain property under operating lease agreements. The lease expires on September 30, 2006 and provide for monthly payments of $8,233. The company intends to continue leasing the property subsequent to September 30, 2006 on a month to month basis.

Future minimum rental commitments as of March 31, 2004 are as follows:

                                                   Operating Leases
                                                 ------------------

2004                                            $            49,398
2005                                                         98,796
2006                                                         98,796
2007                                                             --
                                                 ------------------
Total minimum lease payments                    $           246,990
                                                 ==================

Rent

Rent expense under operating leases for the period ended March 31, 2004 was $44,208 and $21,475 for the period ended March 31, 2003

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

The Company is currently involved in the following lawsuits:

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

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

The Company paid $1,600 for income tax and $ 142,016 for interest during the six month period ended March 31, 2004.

The Company paid $800 for income tax and $47,838 for interest during the six month period ended March 31, 2003.

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

As of October 5, 2005, we are a diversified holding company that operates through our wholly-owned subsidiaries principally in the aerospace and defense markets. As explained below, we currently have 8 subsidiaries in operation including: Eran Engineering, Inc., Elite Machine Tool Company, Inc., All American CNC Sales, Inc., A-Line Capital Corporation, Accurate Technology, ESK, Inc., Spacecraft Machines, Inc., and Nu-Tech Industrial Sales, Inc. Our strategy has been to seek and acquire profitable, cash flow positive companies that will compliment and diversify our existing portfolio of companies with a focus on potential acquisitions in the aerospace and defense markets.

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

    Results of Operations for the Three Months Ended March 31, 2004 And 2003

-----------------------------------------------------------------------------------------------
                                      March 31, 2004                      March 31, 2003
                                -----------------------------     -----------------------------
Net Sales                       $ 1,228,955              100%     $   735,538              100%
Cost of Sales                     1,407,848           114.56          498,533            67.78
                                -----------      -----------      -----------      -----------

Gross Profits                      (178,893)          (14.56)         237,005            32.22
Selling, General and
  Administrative Expenses           335,736            27.32          278,958            37.93
Operating Expenses                  335,736            27.32          278,958            37.93
                                -----------      -----------      -----------      -----------

Income (Loss) from
  Operations                       (514,629)          (41.88)         (41,953)           (5.70)
Interest Income                          --                                --
Total Other Income                       --                                --
                                -----------      -----------      -----------      -----------
Income (Loss) from
 continuing operations
 before income taxes and
 discontinued operations           (514,629)          (41.88)         (41,953)           (5.70)
Provision for Income Taxes               --               --              800              .11

Income (Loss) from
 continuing operations after
 income tax provision and
 before discontinued
 operations                        (514,629)          (41.88)         (42,753)           (5.81)
Income from subsidiaries
 disposed of                             --               --          161,456            21.95
Loss on disposal of
 subsidiaries                            --               --         (161,456)          (21.95)
                                -----------      -----------      -----------      -----------
Net Income (Loss)                  (514,629)          (41.88)         (42,753)           (5.81)
-----------------------------------------------------------------------------------------------

Revenues

Net Revenues for the three months ended March 31, 2004 increased to $1,228,955 from $735,538 for the three months ended March 31, 2003. The increase in net sales of $493,417, or approximately 67.08%, over the 2003 period is due primarily to an increase in demand for machine tool equipment and our acquisition of Eran Engineering, Inc.

Cost of Sales

Cost of sales for the three months ended March 31, 2004 increased to $1,407,848 from $498,533 for the three months ended March 31, 2003. The overall increase in cost of sales of $909,315, or approximately 182.40%, over the 2003 period is directly attributable to an increase in sales during this period and our acquisition of Eran Engineering, Inc.

Gross Profits

Overall gross profits for the three months ended March 31, 2004 decreased to $(178,893) from $237,005 for the three months ended March 31, 2003. The overall decrease in gross profits of $(415,898) or approximately (175.48)% over the 2003 period, is directly attributable to lower gross margins of the machine tool equipment sold during this period and our acquisition of Eran Engineering, Inc.

Operating Expenses

Total operating expenses for the three months ended March 31, 2004 increased to $335,736 from $278,958 for the three months ended March 31, 2003. The overall increase in operating expenses of approximately $56,778 or approximately 20.35%, over the 2003 period is covered below in our discussions of Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses

Selling,  general and  administrative  expenses for the three months ended March
31, 2004 increased to $335,736 from $278,958 for the three months ended March 31, 2003. The overall increase in operating expenses of approximately $56,778 or approximately 20.35%, over the 2003 period is due primarily to costs associated with an increase in the cost of machine tool equipment during this period and our acquisition of Eran Engineering, Inc.

Loss from Operations

Loss from operations for the three months ended March 31, 2004 increased to $514,629 from $41,953 for the three months ended March 31, 2003. The increase in loss from operations of $472,676, or approximately 1126.68% over the prior period, is directly attributable to an increase in sales and lower gross margins of equipment sold during this period and our acquisition of Eran Engineering, Inc.

Interest Income

We had no interest income for the three months ended March 31, 2004 and we had no interest income for the three months ended March 31, 2003.

Other Income

We had no other income during the three months ended March 31, 2004, and we had no other income for the three months ended March 31, 2003.

Loss from Continuing Operations before Income Taxes and Discontinued Operations

Loss from our continuing operations before income taxes and discontinued operations for the three months ended March 31, 2004 was $514,629, compared to a loss of $42,753 from continuing operations before income taxes and discontinued operations for the three months ended March 31, 2003. This increase in losses from continuing operations before income taxes and discontinued operations of $471,876, or approximately 1,103.73% over the prior period was due primarily to an increase in sales and lower gross margins of equipment sold during this period and our acquisition of Eran Engineering, Inc.

Income (Loss) from Discontinued Operations

For the three months ended March 31, 2003, we had income from the operations of our wholly-owned subsidiaries, Nelson Engineering, Inc. and Bechler Cams, Inc. of $161,456. Upon rescission of the acquisitions of Nelson Engineering, Inc. and Bechler Cams, Inc. described elsewhere in this report, we reported losses of ($161,456) resulting from the discontinued operations of these former, wholly-owned subsidiaries. We did not have any income or loss in connection with Nelson Engineering, Inc. and Bechler Cams, Inc., or our disposal of these subsidiaries for the three months ended March 31, 2004.

Net Loss

Net Loss for the three months ended March 31, 2004 was $514,629 compared to a Net Loss of $42,753 for the three months ended March 31, 2003. This increase in Net Losses of $471,876 over the prior period was due primarily to increase in cost of sales and operating expenses.

    Results of Operations for the Six Months Ended March 31, 2004 and 2003.

------------------------------------------------------------------------------------------------
                                        March 31, 2004                     March 31, 2003
                                -----------------------------      -----------------------------
Net Sales                       $ 2,785,505              100%      $ 1,962,823              100%
Cost of Sales                     2,616,506            93.93         1,400,342            71.34
                                -----------      -----------       -----------      -----------

Gross Profits                       168,999             6.07           562,481            28.66
Selling, General and
 Administrative Expenses            819,403            29.42           501,594            25.55
Operating Expenses                  819,403            29.42           501,594            25.55
                                -----------      -----------       -----------      -----------

Income (Loss) from
 Operations                        (650,404)          (23.35)           60,887             3.10
Interest Income                          76                0                --
Total Other Income                       76                0                --
                                -----------      -----------       -----------      -----------
Income (Loss) from
  continuing operations
  before income taxes and
  discontinued operations          (650,328)          (23.35)           60,887             3.10
Provision for Income Taxes             1600              .06               800              .04

Income (Loss) from
  continuing operations after
  income tax provision and
  before discontinued
  operations                       (651,928)          (23.40)           60,887             3.10
Income from subsidiaries
  disposed of                            --               --           161,456             8.23
Loss on disposal of
  subsidiaries                           --               --          (161,456)           (8.23)
                                -----------      -----------       -----------      -----------
Net Income (Loss)                  (651,928)          (23.40)           60,087             3.06
------------------------------------------------------------------------------------------------

Revenues

Net Revenues for the six months ended March 31, 2004 increased to $2,785,505 from $1,962,823 for the six months ended March 31, 2003. The increase in net sales of $822,682 or approximately 41.91%, over the 2004 period is due primarily to an increase in demand for machine tool equipment and our acquisition of Eran Engineering, Inc.

Cost of Sales

Cost of sales for the six months ended March 31, 2004 increased to $2,616,506 from $1,400,342 for the six months ended March 31, 2003. The overall increase in cost of sales of $1,216,164 or approximately 86.85%, over the 2003 period is directly attributable the inclusion cost of sales of Eran Engineering, Inc. which we acquired during the six months ended March 31, 2004.

Gross Profits

Overall gross profits for the six months ended March 31, 2004 decreased to $168,999 from $562,481 for the six months ended March 31, 2003. The overall decrease in gross profits of $393,482 or approximately 69.95% over the 2003 period is directly attributable to an increase in sales and gross margins of the machine tool equipment sold during this period and our acquisition of Eran Engineering, Inc.

Operating Expenses

Total operating expenses for the six months ended March 31, 2004 increased to $819,403 from $501,594 for the six months ended March 31, 2003. The overall increase in expenses of approximately $317,809 or approximately 63.36% over the 2003 period is covered below in our discussions of Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2004 increased to $819,403 from $501,594 for the six months ended March 31,
2003. The overall increase in expenses of approximately $317,809, or approximately 63.36% over the 2003 period is due primarily to an increase in costs of the sale of our machine tool equipment during this period and our acquisition of Eran Engineering, Inc.

Income from Operations

Income from operations for the six months ended March 31, 2004 increased to $1,562,704 from $(19,046) for the six months ended March 31, 2003. The increase in income from operations of $1,581,750 is directly attributable to the inclusion of the results of the subsidiaries we acquired in our fiscal quarter ended December 31, 2004, results of the subsidiaries we acquired during this period, as well as the improved margins from the existing subsidiaries.

Interest Income

Interest income for the six months ended March 31, 2004 was $76 and we had no interest income for the six months ended March 31, 2003. Interest income for the six months ended March 31, 2004 was interest earned from bank deposits.

Loss (Income) from Continuing Operations Before Income Taxes and Discontinued Operations

Our loss form continuing operations before income taxes and discontinued operations for the six months ended March 31, 2004 was $650,328, compared to income of $60,887 from continuing operations before income taxes and discontinued operations for the six months ended March 31, 2003. This decrease in our profitability from continuing operations before income taxes and discontinued operations of $711,215, or approximately 1,168.09% over the prior period was due primarily to an increase in our cost of sales and operating expenses.

Income (Loss) from Discontinued Operations

For the six months ended March 31, 2003, we had income from the operations of our wholly-owned subsidiaries, Nelson Engineering, Inc. and Bechler Cams, Inc. of $161,456. Upon rescission of the acquisitions of Nelson Engineering, Inc. and Bechler Cams, Inc. described elsewhere in this report, we reported losses of ($161,456) resulting from the discontinued operations of these former, wholly-owned subsidiaries. We did not have any income or loss in connection with Nelson Engineering, Inc. and Bechler Cams, Inc., or our disposal of these subsidiaries for the six months ended March 31, 2004.

Net Loss

We had a Net Loss for the six months ended March 31, 2004 of $651,928, compared to a Net Income of $60,087 for the six months ended March 31, 2003. This decrease in our net profitability of $712,015, or approximately 1,184.97% over the 2003 period was due primarily to in Net Losses of $471,876 over the prior period was due primarily to a decrease in gross margins of equipment sold during this period and higher operating costs.

Liquidity and Capital Resources

-------------------------------------------------------------------------------------
                                                            March 31,      March 31,
                                                                 2004           2003
                                                                 ----           ----
Net cash provided by (used in)  operating activities      $  (434,506)        63,136
Net cash provided by (used in) investing activities            45,249             --
Net cash provided by (used in) financing activities           401,978        (68,508)
-------------------------------------------------------------------------------------

General

For the six months ended March 31, 2004, we had positive cash flows resulting from $434,506 of cash used in our operating activities, $45,249 of cash provided by our investing activities, and $401,978 of cash provided by our financing activities. Accordingly, for the six months ended March 31, 2004, our funds from operations were sufficient to cover our daily operations as further explained below.

Cash Flows from Operating Activities

Net cash used in operating activities of $434,506 for the six months ended March 31, 2004 was primarily attributable to a net loss of $651,928, adjustments to reconcile net loss to net cash used in operating activities, principally depreciation expense of $148,610, accounts receivable of $(383,393), inventories of $73,338, other assets of $(6,815), and accounts payable and accrued liabilities of $385,682.

Cash Flows from Investing Activities

Net cash provided by investing activities of $45,249 for the six months ended March 31, 2004 was primarily due to cash used in the purchase of property and equipment of $10,596 and cash provided by our acquisition of our subsidiary, Eran Engineering, Inc. of $55,845.

Cash Flows from Financing Activities

Net cash of $401,978 provided by our financing activities in the six months ended March 31, 2004 was due cash provided by principal borrowings on notes payable of $262,650, and principal borrowings on notes payable to related parties of $139,328.

Internal Sources of Liquidity

For the six months ended March 31, 2004, the funds generated from our operations were not sufficient to fund our daily operations. Our gross profit for this period was $168,999, which was not sufficient to meet our operating expenses of $819,403 for the same period. There is no assurance that funds from our future operations will meet the requirements of our daily operations, and in that event, we will need to seek other sources of financing to maintain liquidity. (See Risk Factors - Risks Related To Our Business).

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

On November 5, 2003, our wholly-owned subsidiary, Eran Engineering, entered into an Equipment Lease Agreement, pursuant to which it financed a total of $35,000 and accruing interest at 7.45% per annum from Intech Funding Corp. These funds were to be used towards the purchase of equipment described as "1-Used Mori-Seiki TU-30 Vertical Turning Machine Center". The loan is collateralized by this equipment and is guaranteed by our Vice President and Director, Joseph T.W. Gledhill. The loan matures in November 2006. Pursuant to the terms of the Equipment Lease Agreement, Eran Engineering is to repay the loan by making monthly payments of $1,088 to Intech Funding Corp. At March 31, 2004, the principal remaining balance on the loan was $29,477.

On November 5, 2003, our wholly-owned subsidiary, Eran Engineering entered into a Lease Agreement, pursuant to which Eran Engineering financed a total of $100,000 and accruing interest at 7% per annum from Intech Funding Corp. These funds were to be used towards the purchase of equipment described as "1-Used Mori-Seiki SV-500 with APC Fanuc MSC 501". The loan is collateralized by this equipment and is guaranteed by our Vice President and Director, Joseph T.W.
Gledhill. The loan matures in November 2006. Pursuant to the terms of the Equipment Lease Agreement, Eran Engineering is to repay the loan by making monthly payments of $2,003 to Intech Funding Corp. At March 31, 2004, the principal remaining balance on the loan was $90,963.

In connection with the closing of our acquisition of Eran Engineering from its two shareholders, Hans B. Thallmayer and Alice Thallmayer on October 1, 2003, we executed a promissory note in favor of the sellers in the principal amount of $600,000, payable in three equal annual installments of $200,000 and accruing simple interest at the rate of 6% per annum. Our obligation under the promissory note was secured by the pledge by Lawrence A. Consalvi, our Director, President and Chief Executive Officer and Joseph T.W. Gledhill, our Vice President and Director, of a security interest in certain shares of our common stock owned by them and worth $4,285,716 as of the date of the pledge. At March 31, 2004, the principal balance on the note was $600,000.

In connection with the closing of our acquisition of Eran Engineering on October 1, 2003, and the contemporaneous purchase of a building by Eran Engineering from R & H Investments, a partnership owned by the two selling shareholders, Eran Engineering executed a promissory note in the principal amount of $600,000, bearing simple interest at the rate of 6% per annum. At March 31, 2004, the principal balance on the note was $600,000.

On September 1, 2003 we executed a non-interest bearing promissory note in favor of our Vice President and Director, Joseph T.W. Gledhill for the principal amount of $459,700, which is due and payable on or before September 30, 2006. We made no payments to Mr. Gledhill under this note during our fiscal years 2003 and 2004. At March 31, 2004, the outstanding principal due under this note was $459,700.

In August 2003, our wholly owned subsidiary, E.M. Tool Company, Inc. executed a promissory note in favor of Austin D. Lucas, Inc. in the principal amount of $131,529, payable in thirteen consecutive monthly installments of approximately $10,000 and bearing interest at the rate of 10%. At September 30, 2003, the principal balance on this note was $112,083, and at March 31, 2004, the principal remaining balance on this note was $56,541.

On June 30, 2003, we and our wholly-owned subsidiary, Eran Engineering, Inc., executed a promissory note in favor of Financial Federal Credit, Inc. in the amount of $2,059,868, payable in consecutive monthly installments commencing on September 1, 2003 and maturing in May 2008 as follows: 6 installments, each in the amount of $10,000, then 53 installments, each in the amount of $21,000, and a balloon payment at maturity in the amount of $886,886. The obligations to make payment under the note is secured by our grant of a security interest in favor of Financial Federal Credit, Inc. in our goods, inventory, equipment, accounts, accounts receivables, documents, instruments, chattel paper, contract rights, general intangibles, investment property, securities entitlements, deposit accounts, fixtures and other property belonging to us or in which we have any interest (collectively, the "Collateral"). In addition, the obligations of Eran Engineering, Inc. to make payments under the note are likewise secured by its grant of a security interest in its Collateral to Financial Federal Credit, Inc. At March 31, 2004, the principal balance on the note was $1,528,023.

On January 1, 2003, we executed a promissory note in favor our Vice President and Director, Joseph T.W. Gledhill, for the principal amount of $100,000 and accruing simple interest at the rate of 6% per annum. The principal and accrued interest under this note became due on January 20, 2003. Although we have not repaid this note when due, Mr. Gledhill has not called us in default under the note, and we have agreed to make payments on it as funds become available. At September 30, 2003, the outstanding principal and interest due under the note was $100,000. At March 31, 2004, the outstanding principal and interest due under the note was $90,887.

In our fiscal quarter ended March 31, 2004, we had outstanding debt as evidenced by a promissory note in favor of an individual, Mr. Daisuke Mikami, which was payable in 6 monthly installments of $3,500, including interest at 10% per annum. At March 31, 2004, the outstanding principal balance and interest due under this note was $19,277.

In September 5, 2002, our wholly-owned subsidiary, Elite Machine, executed a secured promissory note in the amount of $1,037,683.95 in favor of Financial Federal Credit, Inc., and bearing interest at the rate of 8.25%. The note is payable in monthly installments of $8,250 for a period of 60 months, and a balloon payment on the 61st month of $542,683.96. This note is secured by the assets of Elite Machine and guaranteed by our Director, President and Chief Executive Officer, Lawrence A. Consalvi. At March 31, 2004, the principal balance on the note was $746,279.

Inflation

Our management believes that inflation has not had a material effect on our results of operations during our fiscal quarter ended March 31, 2004, and does not expect that it will in fiscal year ended September 30, 2004, except that rising oil and gas prices may materially and adversely impact the economy generally.

RISK FACTORS

Our prospects are subject to certain uncertainties and risks. This Quarterly Report on Form 10-QSB for the six months ending March 31, 2004, also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results, and our actual results could differ materially from those projected in the forward-looking statements. Such differences may be the result of certain risks, including but not limited to those risk factors set forth below, other one-time events and other important factors previously disclosed or to be disclosed from time to time in our other filings with the Securities and Exchange Commission. The following risk factors should be considered carefully in evaluating the Company and its business because these risks currently have a significant impact or may have a significant impact in the future on our business, operating results and financial condition. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business.

Our auditors have expressed "substantial doubt" about our ability to continue as a going concern.

As reported by our auditor in Note 6 to our Unaudited Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB for our fiscal quarter ended March 31, 2004, our independent auditor has expressed "substantial doubt" about our ability to continue as a going concern, due to our substantial accumulated deficits of $2,606,156. at March 31, 2004. We have taken certain restructuring steps to provide the necessary capital to continue our operations, such as the raising of approximately $735,000 through a sale of new restricted shares of common stock of our Company. Further, our management believes that the addition of five new profitable subsidiaries has brought further strength to our financial position. However, there can be no assurance whether, or when, these steps will resolve our accumulated and working capital deficits and we may continue to incur net losses through 2005 and possibly beyond. Additionally, we expect to incur significant expenses as we focus on our business strategy. As a result, we will need to generate significant revenue to achieve profitability, which may not occur. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve and maintain profitability our business will be materially impacted and the value of our stockholders' investments may decline.

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

During the six month period ended March 31, 2004, our sales to two customers represented 12.99% of net sales, and in six month period ended March 31, 2003, our sales to three customers represented approximately 42.1% of net sales. At March 31, 2004, two of our customers accounted for approximately 64% of accounts receivable, and at March 31, 2003, two of our customers accounted for approximately 46% of accounts receivable. The loss of any of these key customers would have a materially adverse impact on our future results of operations and financial condition.

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

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Lawrence A. Consalvi, and our Chief Financial Officer, Mr. Jitu Banker (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2004, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings.

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

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2004. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or publicly reporting company. For the three months ended March 31, 2004, we were not a party to any material legal proceedings and to our knowledge; no such proceedings were threatened or contemplated, other than those proceedings disclosed in our periodic reports previously filed with the Securities and Exchange Commission.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

During the six months ended March 31, 2002, we did not sell any of our equity securities that were not registered under the Securities Act.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during the three months ending March 31, 2004. We did not repurchase any of our securities during the three months ending March 31, 2004, and accordingly, we have eliminated such table.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the six month period ended March 31, 2004, there were no material defaults in the payment of principal interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders in the six month period ended March 31, 2004.

ITEM 5.  OTHER INFORMATION

(a)   Information  Required  To Be  Disclosed  In A Report On Form 8-K,  But Not
      Reported

Item 8.01. Other Events (Certain  Relationships  And Related  Transactions

On January 1, 2004, we executed a non-interest bearing promissory note in favor of our Vice President and Director, Joseph T.W. Gledhill, in the principal amount of $246,500, which is due and payable on or before September 30, 2006. We did not make any payments under this note in our fiscal year 2004, and at September 30, 2004, $246,500 was due and owing to Mr. Gledhill. Mr. Gledhill is a Director and the Vice President of our Company.

(b)   Item 401(g) of Regulation S-B

During our fiscal quarter covered by this Quarterly Report on Form 10-QSB, there have not been any material change to the procedures by which our security holders may recommend nominees to our Board of Directors.

ITEM 6.  EXHIBITS

Exhibit        Description
Number

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

99.6 (14)         Press release dated April 21, 2005 regarding the completion of financial audits for 2003 and 2004 and the declaration of a cash dividend by Gateway's Board of Directors.

99.7 (14)         Press release dated May 6, 2005 regarding the financial
                  results for the first and second quarter of Gateway's current fiscal year.

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

GATEWAY INTERNATIONAL HOLDINGS, INC.



By: /s/ Lawrence A. Consalvi
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Date:  October 5, 2005