Form 10QSB
period 2004-06-30
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2005-10-07
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended: June 30, 2004

         |_| Transition Report pursuant to 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the transition period __________to_________

                        Commission File Number: 000-26017

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                      95-3819300
             ------                                      ----------
  (State or other jurisdiction                  IRS Employer Identification No.)
of incorporation or organization)

        3840 East Eagle Drive
         Anaheim, California                                      92807
  -------------------------------------                           -----
(Address of principal executive offices)                       (Zip Code)

          Issuer's telephone number, including area code: 714-630-6253 Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

As of October 7, 2005, there were 40,307,254 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
                                   Form 10-QSB

         For the three month and nine month periods ended June 30, 2004

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.................................................3

   ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)..................................3

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.............................20

   ITEM 3.   CONTROLS AND PROCEDURES..........................................46

PART II - OTHER INFORMATION...................................................47

   ITEM 1.   LEGAL PROCEEDINGS................................................47

   ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......48

   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..................................48

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............48

   ITEM 5.   OTHER INFORMATION................................................48

   ITEM 6.   EXHIBITS.........................................................49

                         PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS (UNAUDITED)

                 GATEWAY INTERNATIONAL HOLDINGS AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                                  June 30, 2004
                                                                 --------------
Assets
Current Assets:
Cash and cash equivalents                                        $      104,085
Accounts receivable, net                                                308,245
Inventories                                                             431,636
Prepaid Insurance                                                         4,018
                                                                 --------------
Total current assets                                                    847,984

Property and equipment,  net                                          2,416,372

Other Assets:
Deposits and Notes Receivable                                            41,992

                                                                 --------------
Total Assets                                                     $    3,306,348
                                                                 ==============

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities                         $      659,876
Current Portion of notes payable                                        691,846
Current portion of notes payable to related parties                      86,228
                                                                 --------------
Total Current Liabilities                                             1,437,950

Notes Payable, less current portion                                   3,181,288
Notes Payable to related parties, less current portion                  706,200
                                                                 --------------
Total Liabilities                                                     5,325,438
                                                                 --------------
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares
  authorized; no shares issued and outstanding                               --
Common stock, $0.001 par value; 100,000,000 shares
  authorized; 33,242,000 shares issued and outstanding                   33,242
Additional paid in capital                                               91,279
Stockholder note receivable                                             (75,391)
Accumulated deficit                                                  (2,068,220)
                                                                 --------------
Total stockholders' deficit                                          (2,019,090)
                                                                 --------------
Total Liabilities and Stockholders' Deficit                      $    3,306,348
                                                                 ==============

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                 GATEWAY INTERNATIONAL HOLDINGS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three month and nine month periods ended June 30, 2004 and 2003
                                   (Unaudited)

                                              For the three month periods ended  For the nine month periods ended
                                                 June 30, 2004   June 30, 2003    June 30, 2004    June 30, 2003
                                                 -------------   -------------    -------------    -------------
Net sales                                        $   2,273,100   $     814,131    $   5,058,605    $   2,776,955
Cost of sales                                        1,390,908         616,934        4,007,414        2,017,276
                                                 -------------   -------------    -------------    -------------
Gross Profit                                           882,192         197,197        1,051,191          759,679
Operating expenses:

Selling, general and administrative                    344,255         238,943        1,163,658          740,538
                                                 -------------   -------------    -------------    -------------
Operating Income (Loss)                                537,937         (41,746)        (112,467)          19,141

Other income (expense):
Interest Income                                             --              --               76               --
                                                 -------------   -------------    -------------    -------------
Total other income (expense)                                --              --               76               --
                                                 -------------   -------------    -------------    -------------

Income(Loss) from continuing operations
  before income taxes and discontinued
  operations                                           537,937         (41,746)        (112,391)          19,141
Provision for income taxes                                  --              --            1,600              800
                                                 -------------   -------------    -------------    -------------
Income(Loss) from continuing operations                537,937         (41,746)        (113,991)          18,341

Income from subsidiaries disposed                           --         161,456               --          161,456
Loss on disposal of subsidiaries                            --        (161,456)              --         (161,456)
                                                 -------------   -------------    -------------    -------------
Income (Loss) from discontinued operations                  --              --               --               --
                                                 -------------   -------------    -------------    -------------
Net Income (Loss)                                $     537,937   $     (41,746)   $    (113,991)   $      18,341
                                                 =============   =============    =============    =============
NET INCOME (LOSS) PER SHARE:
Basic and diluted

Net Income per share                             $        0.02   $        0.00    $        0.00    $        0.00
                                                 =============   =============    =============    =============
Weighted average

Number of common shares outstanding                 33,242,000      16,827,652       33,242,000       19,603,738
                                                 =============   =============    =============    =============

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                 GATEWAY INTERNATIONAL HOLDINGS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine month periods ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                             June          June
                                                                             2004          2003
                                                                          ----------    ----------
Cash flows from operating activities:
   Net Income (Loss)                                                      $ (113,991)   $   18,341
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                          222,915        16,470
    Bad Debt expense                                                              --        (1,273)
     (Increase) decrease in current assets:
         Accounts receivable                                                (300,676)      (59,909)
         Inventories                                                        (128,618)       55,010
         Other assets                                                        (36,569)      (22,208)
     Increase (decrease) in current liabilities:
         Accounts payable and accrued liabilities                             20,754        84,281
                                                                          ----------    ----------
Net cash (used in) provided by operating activities                         (336,185)       90,712
                                                                          ----------    ----------

Cash flows from investing activities:
   Cash received on acquisition of Eran Eng.                                  55,845            --
                                                                          ----------    ----------
Net cash provided by investing activities                                     55,845            --
                                                                          ----------    ----------

Cash flows from financing activities:
   Principal borrowings (repayments) on notes payable                        241,592       (80,871)
   Issuance of common stock                                                       --         1,500
   Principal borrowings (repayments) on notes payable to
    related parties                                                          134,869       (36,456)
                                                                          ----------    ----------
Net cash provided by (used in) financing activities                          376,461      (115,827)
                                                                          ----------    ----------

Net Increase (decrease) in cash and cash equivalents                          96,121       (25,115)
Cash at beginning of year                                                      7,964        25,417
                                                                          ----------    ----------
Cash at end of year                                                       $  104,085    $      302
                                                                          ==========    ==========

Supplemental disclosure of cash flow information
   Cash paid during the year for:
     Interest                                                             $  177,174    $   70,675
                                                                          ==========    ==========
     Income taxes                                                         $    1,600    $      800
                                                                          ==========    ==========

              The accompanying notes are an integral part of these
                         unaudited financial statements.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


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

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiary, E.M. Tool Company, Inc. (doing business as Elite Machine Tool Company, Inc.) and Eran Engineering, Inc., and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. However certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included and the accompanying financial statements present fairly the financial position of the Company as of June 30, 2004, and the results of operations of the Company for the nine months ended June 30, 2004 and 2003 and cash flows of the Company for the nine months ended June 30, 2004 and 2003. These financial statements should be read in conjunction with the Company's September 30th, 2004 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 16, 2005. The interim results are not necessarily indicative of the results of operations for a full year.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

Intangible Assets

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 "goodwill and other intangible assets" and SFAS 144 "accounting for the impairment or disposal of long lived assets". Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired. The Company evaluates whether the assets are impaired annually or on an interim basis or if an event occurs or circumstances change to suggest that an asset's value has diminished. Under SFAS 144, when deemed necessary, the Company completes the evaluation of the recoverability of its long-lived assets by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Under SFAS 142, intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its review, the Company has written off $0 as impairment of its long-lived assets as of June 30, 2004 and 2003.

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

Basic and Diluted Earnings Per Common Share

Under SFAS 128, "Earnings Per Share", basic earnings per common share is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were no additional potential common shares to be issued as of June 30, 2004 and 2003, respectively).

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

Segments of Business

Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report information about segments of their business in their reports issued to stockholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers. Reportable business segments for the nine-month period ended June 30, 2004 are from the date of the acquisition of the various subsidiaries.

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro-forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No. 123.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has a note payable with a former related party, Nelson Engineering, Inc., that requires monthly payments including interest. The balance of the note is $60,668 at June 30, 2004 and $ 107,472 at June 30, 2003. The Company paid $6,251 in interest in connection with these notes payable during the nine month period ended June 30, 2004 and $0 during the half year period ended June 30, 2003, which the Company has recorded in the accompanying statements of operations.

From time to time, the Company borrows funds from Joseph Gledhill, a stockholder and the Vice President the Company for working capital purposes, which is non-interest bearing. Also, Joseph Gledhill loaned the Company $160,000 to pay certain stockholders of Gourmet Gifts, Inc. in connection with the reverse merger. At June 30, 2004, outstanding borrowings on these notes totaled $792,428 and at June 30, 2003, the outstanding borrowings totaled $559,700.

At the time of our reverse merger of Elite Machine in December 2001, the balance owed by Larry Consalvi, CEO of our Company, to Elite Machine on advances made by Elite Machine to Mr. Consalvi was $76,461 . At the time these advances were made and prior to the reverse merger, Mr. Consalvi was a director and shareholder of Elite Machine. Subsequent to our reverse takeover of Elite Machine, the balance owed by Mr. Consalvi to Elite Machine in connection with these advances as of June 30, 2004 was $75,391 and June 30, 2003 is $74,661.

NOTE 3 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company's Articles of Incorporation authorize up to 100,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of June 30, 2004 and 2003, the Company had no shares of preferred stock issued and outstanding.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

Common Stock

The Company's Articles of Incorporation authorize up to 100,000,000 shares of $0.001 par value common stock. At June 30, 2004 and 2003, the Company had 33,242,000 and 15,921,000 shares of common stock issued and outstanding.

NOTE 4 - BUSINESS SEGMENTS

Reportable business segments for the nine month period ended June 30, 2004, are as follows:

                                               9 month period
                                                   ended
                                               June 30, 2004
                                               -------------

Net Sales from continuing operations:
 Elite Machine Tool Company, Inc.              $   2,845,635
 Eran Engineering, Inc.                            2,212,970
                                               -------------
                                               $   5,058,605
                                               -------------

Operating income from continuing operations:
 Elite Machine Tool Company, Inc.              $     231,004
 Eran Engineering, Inc.                             (343,395)
                                               -------------
                                               $    (112,391)
                                               -------------

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


Depreciation and amortization - continuing operations:
 Elite Machine Tool Company, Inc.                        $      210
 Eran Engineering, Inc.                                     222,705
                                                         ----------
                                                         $  222,915
                                                         ----------

Identifiable assets - continuing operations:
 Elite Machine Tool Company, Inc.                        $  571,305
 Eran Engineering, Inc.                                   2,735,043
                                                         ----------
                                                         $3,306,348
                                                         ----------

Capital expenditures/obligations under capital lease:
 Elite Machine Tool Company, Inc.                        $       --
 Eran Engineering, Inc.                                          --
                                                         ----------
                                                         $       --
                                                         ----------

Interest Paid:
 Elite Machine Tool Company, Inc.                        $   20,763
 Eran Engineering, Inc.                                     156,411
                                                         ----------
                                                         $  177,174
                                                         ----------

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

The allocation of the purchase price to the assets and liabilities assumed based on their fair values was as follows:

Cash and cash equivalents                      $    55,845
Accounts receivable                                281,717
Fixed assets                                     2,162,438
Total Assets acquired                            2,500,000

Note payable - Bank                             (1,300,000)

Note payable - Seller                           (1,200,000)
                                               -----------
                                               $        --
                                               -----------

As Eran Engineering was acquired at the beginning of the year, the statements of operation for the period ended June 30, 2004 represents combined operation of the companies, proforma information of the combined companies is not necessary.

For 6-30-2003:

Unaudited Pro-forma revenue and net income assuming the acquisition been completed at the beginning of the fiscal year 2003, on a pro-forma financial results would be as follows:

~                                      For the nine months period ended
~                                               June 30, 2003
                                       --------------------------------
~                                                (Unaudited)

Revenues                                          2,776,955
Net Income for period                                18,341
Earnings per share                                    (0.00)

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


ESK, Inc.:

In December 2004, the Company completed the acquisition of ESK, Inc., a company engaged in assembly work for Eran Engineering, Inc. This company was the sole source of assembly work for Eran Engineering, Inc., and was acquired so that Eran could control and manage its own parts assembly needs.

The shareholders of ESK, Inc. received 219,800 restricted common stock shares of Gateway International Holdings, Inc., and a cash payment in the amount of $50,000.00 in exchange for all of the common shares of ESK, Inc. The purchase price, based on the average share price during the period and the cash payment was $212,000.00.

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
                                               -----------

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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
                                               ================

Unaudited Pro-forma revenue and net income assuming all the acquisitions in 2004 and 2005 had been completed at the beginning of the periods reported, on a pro-forma financial results would be as follows:

                                        For the 9 month periods ended June 30th,
                                                        2004             2003
                                                    (Unaudited)      (Unaudited)
                                                    -----------      -----------
Revenues                                             10,579,796        8,800,985
Net Income for period                                   (38,177)         535,616
Earnings (Loss) per share                                 (0.00)            0.03

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

NOTE 6 - GOING CONCERN

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2004 the Company had an accumulated deficit of $(2,068,220). This matter raises substantial doubt about the Company's ability to continue as a going concern. The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. Since the year ended September 30, 2004 the Company, being well aware of the need to find additional capital, has raised $735,000 through a subscription of new restricted shares of the Company. Furthermore the addition of five new subsidiaries has further strengthened the Company.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

It is opinion of the Company's managements that the income from operations that is offset by the loss on disposal is immaterial as it has no effect on the income, net worth or earnings per share of the Company. The independent accountants have initiated consultation with the Securities and Exchange Commission in that regard.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company leases certain property under operating lease agreements. The lease expires on September 30, 2006 and provide for monthly payments of $8,233. The company intends to continue leasing the property subsequent to September 30, 2006 on a month to month basis.

Future minimum rental commitments as of June 30, 2004 are as follows:

                                                Operating Leases
                                               -----------------

2004                                           $          24,699
2005                                                      98,796
2006                                                      98,796
2007                                                          --
                                               -----------------
Total minimum lease payments                   $         222,291
                                               =================

Rent

Rent expense under operating leases for the period ended June 30, 2004 was $72,600 and $29,653 for the period ended June 30, 2003.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

The Company paid $1,600 for income tax and $ 177,174 for interest during the nine month period ended June 30, 2004.

The Company paid $800 for income tax and $70,675 for interest during the nine month period ended June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

As of October 7, 2005, we are a diversified holding company that operates through our wholly-owned subsidiaries principally in the aerospace and defense markets. As explained below, we currently have 8 subsidiaries in operation including: Eran Engineering, Inc., Elite Machine Tool Company, Inc., All American CNC Sales, Inc., A-Line Capital Corporation, Accurate Technology, ESK, Inc., Spacecraft Machines, Inc., and Nu-Tech Industrial Sales, Inc. Our strategy has been to seek and acquire profitable, cash flow positive companies that will compliment and diversify our existing portfolio of companies with a focus on potential acquisitions in the aerospace and defense markets.

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

On July 20, 2005, trial was held on the Order Instituting Proceedings, and on August 18, 2005, the Administrative Law Judge issued an Initial Decision, and ordered the revocation of each class of our securities pursuant to Section 12(j) of the Securities Exchange Act of 1934 (the "Exchange Act"). It was further ordered that our Chief Executive Officer, President and Director, Lawrence A. Consalvi, cease and desist from committing any violation or future violations of
Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13. Specifically, the Administrative Law Judge found that we violated Section 13(a) of Exchange Act in that we failed to file two annual reports on Form 10-K for the Company's fiscal years ended September 30, 2003 and September 30, 2004, and five quarterly reports on form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004, and that Mr. Consalvi, during his tenure as our President and Chief Executive Officer, caused our violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13. The Initial Decision is not yet effective, but shall become effective unless (1) we do not file a petition for a review by the Commission of the Initial Decision within twenty-one (21) days of the date of the Initial Decision pursuant to Rule 360 of the Commission's Rules of Practice, 17 C.F.R. ss. 201.360, or (2) we file a petition for review with the Commission within this period of time and the Commission either rejects our petition or accepts the petition but decides that the registration of our securities should nevertheless be revoked. On September 7, 2005, we filed a petition with the Commission for a review of the Initial Decision, and on September 12, 2005, the Commission granted our petition for review pursuant to Rule 411 of the Commission's Rules of Practice. Our brief in support of our petition for review is due by October 12, 2005. (See Risk Factors
- Risks Related to our Stock).

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

     Results Of Operations For The Three Months Ended June 30, 2004 And 2003

-------------------------------------------------------------------------------------
                                      June 30, 2004              June 30, 2003
                                 -----------------------    ------------------------
Net Sales                        $2,273,100          100%   $  814,131           100%
Cost of Sales                     1,390,908        61.19       616,934         75.78
                                 ----------   ----------    ----------    ----------

Gross Profits                       882,192        38.81       197,197         24.22
Selling, General and
  Administrative Expenses           344,255        15.14       238,943         29.35
Operating Expenses                  344,255        15.14       238,943         29.35
                                 ----------   ----------    ----------    ----------

Income (Loss) from
  Operations                        537,937        23.67       (41,746)        (5.13)
Interest Income                          --                         --
Total Other Income                       --                         --
                                 ----------   ----------    ----------    ----------
Income (Loss) from
 continuing operations
 before income taxes and
 discontinued operations            537,937        23.67       (41,746)        (5.13)
Provision for Income Taxes               --           --             0

Income (Loss) from
 continuing operations after
 income tax provision and
 before discontinued
 operations                         537,937        23.67       (41,746)        (5.13)
Income from subsidiaries
 disposed of                             --           --       161,456         19.83
Loss on disposal of
 subsidiaries                            --           --      (161,456)       (19.83)
                                 ----------   ----------    ----------    ----------
Net Income (Loss)                   537,937        23.67       (41,746)        (5.13)
-------------------------------------------------------------------------------------

Revenues

Net Revenues for the three months ended June 30, 2004 increased to $2,276,100 from $814,131 for the three months ended June 30, 2003. The increase in net sales of $1,458,969, or approximately 179.21%, over the 2003 period is due primarily to an increase in demand for machine tool equipment and industrial components as well as revenues generated by Eran Engineering, our wholly owned subsidiary that we acquired in our fiscal year 2004.

Cost of Sales

Cost of sales for the three months ended June 30, 2004 increased to $1,390,908 from $616,394 for the three months ended June 30, 2003. The overall increase in cost of sales of $773,974, or approximately 125.45%, over the 2003 period is directly attributable to increased sales resulting from an increase in demand for machine tool equipment and industrial components as well as the cost of sales of Eran Engineering, our wholly owned subsidiary that we acquired in our fiscal year 2004.

Gross Profits

Overall gross profits for the three months ended June 30, 2004 increased to $882,192 from $197,197 for the three months ended June 30, 2003. The overall increase in gross profits of $684,995 or approximately 347.37% over the 2003 period, is directly attributable to higher gross margins of the machine tool equipment sold during this period, as well as the inclusion of the gross profits of Eran Engineering, our wholly owned subsidiary that we acquired in our fiscal year 2004.

Operating Expenses

Total operating expenses for the three months ended June 30, 2004 increased to $344,255 from $238,943 for the three months ended June 30, 2003. The overall increase in operating expenses of approximately $105,312 or approximately 44.07%, over the 2003 period is covered below in our discussions of Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2004 increased to $344,255 from $238,943 for the three months ended June 30, 2003. The overall increase in operating expenses of approximately $105,312 or approximately 44.07%, over the 2003 period is due primarily to costs associated with an increase in the cost of machine tool equipment during this period, as well as the inclusion of the selling, general and administrative expenses of Eran Engineering, Inc., our wholly owned subsidiary that we acquired in our fiscal year 2004.

Income (Loss) from Operations

Income from operations for the three months ended June 30, 2004 was $537,937, compared to a loss from operations of $41,746 for the three months ended June 30, 2003. The increase in our income from operations of $579,683, or approximately 1,388% over the prior period, is directly attributable to an increase in sales and higher gross margins of equipment sold during this period, as well as the inclusion of income from the operations of Eran Engineering, Inc.

Interest Income

We had no interest income for the three months ended June 30, 2004 and we had no interest income for the three months ended June 30, 2003.

Other Income

We had no other income during the three months ended June 30, 2004, and we had no other income for the three months ended June 30, 2003.

Income (Loss) from Continuing Operations before Income Taxes and Discontinued Operations

Income from our continuing operations before income taxes and discontinued operations for the three months ended June 30, 2004 was $537,93 compared to a loss of $41,746 from continuing operations before income taxes and discontinued operations for the three months ended June 30, 2003. This increase in income from continuing operations before income taxes and discontinued operations of $579,683, or approximately 1,388.60% over the prior period was due primarily to an increase in sales and higher gross margins of equipment sold during this period, as well as the inclusion of income from the operations of Eran Engineering, Inc.

Income (Loss) from Discontinued Operations

For the three months ended June 30, 2003, we had income from the operations of our wholly-owned subsidiaries, Nelson Engineering, Inc. and Bechler Cams, Inc. of $161,456. Upon rescission of the acquisitions of Nelson Engineering, Inc. and Bechler Cams, Inc. described elsewhere in this report, we reported losses of ($161,456) resulting from the discontinued operations of these former, wholly-owned subsidiaries. We did not have any income or loss in connection with Nelson Engineering, Inc. and Bechler Cams, Inc., or our disposal of these subsidiaries for the three months ended June 30, 2004.

Net Income (Loss)

Net Income for the three months ended June 30, 2004 was $537,937 compared to a Net Loss of $41,746 for the three months ended June 30, 2003. This increase in Net Income of $579,683 over the prior period was due primarily to an increase in sales and higher gross margins of equipment sold during this period.

Results of Operations for the Nine months Ended June 30, 2004 and 2003.

----------------------------------------------------------------------------------------
                                    June 30, 2004                    June 30, 2003
                              --------------------------     --------------------------
Net Sales                     $ 5,058,605            100%    $ 2,776,955            100%
Cost of Sales                   4,007,414          79.22       2,017,276          72.64
                              -----------    -----------     -----------    -----------

Gross Profits                   1,051,191         (20.78)        759,679          27.36
Selling, General and
  Administrative Expenses       1,163,658          23.00         740,538          26.67
Operating Expenses              1,163,658          23.00         740,538          26.67
                              -----------    -----------     -----------    -----------

Income (Loss) from
  Operations                     (112,647)         (2.22)         19,141           0.69
Interest Income                        76                             --
Total Other Income                     76                             --
                              -----------    -----------     -----------    -----------
Income (Loss) from
  continuing operations
  before income taxes and
  discontinued operations        (112,391)         (2.22)         19,141           0.69
Provision for Income Taxes          1,600           0.03             800           0.03

Income (Loss) from
  continuing operations after
  income tax provision and
  before discontinued
  operations                     (113,991)         (2.25)         18,341          (0.66)
Income from subsidiaries
  disposed of                          --             --         161,456           5.81
Loss on disposal of
  subsidiaries                         --             --        (161,456)         (5.81)
                              -----------    -----------     -----------    -----------
Net Income (Loss)                (113,991)         (2.25)         18,341           0.66
----------------------------------------------------------------------------------------

Revenues

Net Revenues for the nine months ended June 30, 2004 increased to $5,058,605 from $2,776,955 for the nine months ended June 30, 2003. The increase in net sales of $2,281,650, or approximately 82.16%, over the 2003 period is due primarily to an increase in demand for machine tool equipment and industrial components as well as revenues generated by Eran Engineering, our wholly owned subsidiary that we acquired in our fiscal year 2004.

Cost of Sales

Cost of sales for the nine months ended June 30, 2004 increased to $4,007,414 from $2,017,276 for the nine months ended June 30, 2003. The overall increase in cost of sales of $1,990,138, or approximately 98.65%, over the 2003 period is directly attributable to increased sales resulting from an increase in demand for machine tool equipment and industrial components as well as the cost of sales of Eran Engineering, our wholly owned subsidiary that we acquired in our fiscal year 2004.

Gross Profits

Overall gross profits for the nine months ended June 30, 2004 increased to $1,051,191 from $759,679 for the nine months ended June 30, 2003. The overall increase in gross profits of $291,512 or approximately 38.37% over the 2003 period, is directly attributable to higher gross margins of the machine tool equipment sold during this period, as well as the inclusion of the gross profits of Eran Engineering, our wholly owned subsidiary that we acquired in our fiscal year 2004.

Operating Expenses

Total operating expenses for the nine months ended June 30, 2004 increased to $1,163,658 from $740,538 for the nine months ended June 30, 2003. The overall increase in operating expenses of approximately $423,120 or approximately 57.14%, over the 2003 period is covered below in our discussions of Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2004 increased to $1,163,658 from $740,538 for the nine months ended June 30, 2003. The overall increase in operating expenses of approximately $423,120 or approximately 57.14%, over the 2003 period is due primarily to costs associated with an increase in the cost of machine tool equipment during this period, as well as the inclusion of the selling, general and administrative expenses of Eran Engineering, Inc., our wholly owned subsidiary that we acquired in our fiscal year 2004.

Income (Loss) from Operations

Loss from operations for the nine months ended June 30, 2004 was $112,467, compared to income from operations of $19,141 for the nine months ended June 30, 2003. The decrease in our income to loss from operations of $131,532, or approximately 687.17% over the prior period, is directly attributable to an overall decrease in sales and gross margins of equipment and industrial components sold during this period, as well as higher operating costs.

Interest Income

Interest income for the nine months ended June 30, 2004 was $76 and we had no interest income for the nine months ended June 30, 2003. Interest income for the nine months ended June 30, 2004 was interest earned from bank deposits.

Income (Loss) from Continuing Operations before Income Taxes and Discontinued Operations

Loss from our continuing operations before income taxes and discontinued operations for the nine months ended June 30, 2004 was $112,391 compared to income of $19,141 from continuing operations before income taxes and discontinued operations for the nine months ended June 30, 2003. This decrease in income to loss from continuing operations before income taxes and discontinued operations of $131,532, or approximately 687.17% over the prior period was due primarily to an overall decrease in sales and gross margins of equipment and industrial components sold during this period, as well as higher operating costs.

Income (Loss) from Discontinued Operations

For the nine months ended June 30, 2003, we had income from the operations of our wholly-owned subsidiaries, Nelson Engineering, Inc. and Bechler Cams, Inc. of $161,456. Upon rescission of the acquisitions of Nelson Engineering, Inc. and Bechler Cams, Inc. described elsewhere in this report, we reported losses of ($161,456) resulting from the discontinued operations of these former, wholly-owned subsidiaries. We did not have any income or loss in connection with Nelson Engineering, Inc. and Bechler Cams, Inc., or our disposal of these subsidiaries for the nine months ended June 30, 2004.

Net Income (Loss)

Net Loss for the nine months ended June 30, 2004 was $113,991compared to a Net Income of $18,341 for the nine months ended June 30, 2003. This decrease Net Income to Net Loss of $132,332 or approximately 721.51% over the prior period was due primarily to an overall decrease in sales and gross margins of equipment and industrial components sold during this period, as well as higher operating costs.

Liquidity and Capital Resources

--------------------------------------------------------------------------------
                                                           June 30,    June 30,
                                                               2004        2003
                                                               ----        ----
Net cash provided by (used in)  operating activities     $(336,185)   $  90,712
Net cash provided by (used in) investing activities         55,845           --
Net cash provided by (used in) financing activities        376,461     (115,827)
--------------------------------------------------------------------------------

General

For the nine months ended June 30, 2004, we had positive cash flows resulting from $336,185 of cash used in our operating activities, $55,845 of cash provided by our investing activities, and $376,461 of cash provided by our financing activities. Accordingly, for the nine months ended June 30, 2004, our funds from operations were sufficient to cover our daily operations as further explained below.

Cash Flows from Operating Activities

Net cash used in our operating activities of $336,185 for the nine months ended June 30, 2004 was primarily attributable to a net loss of $113,391, adjustments to reconcile net income to net cash used in our operating activities, principally depreciation and amortization expense of $222,915, offset by changes in operating assets and liabilities of accounts receivable of $300,676, inventories expense of $128,618, other assets of $36,569 and accounts payable and accrued liabilities of $20,754.

Cash Flows from Investing Activities

Net cash provided by our investing activities of $55,845 was net cash provided by our acquisition of Eran Engineering, Inc.

Cash Flows from Financing Activities

Net cash of $376,461 provided by our financing activities in the nine months ended June 30, 2004 was due primarily principal borrowings on notes payable of $241,592 and principal borrowings on notes payable to related parties of $134,869.

Internal Sources of Liquidity

For the nine months ended June 30, 2004, the funds generated from our operations were not sufficient to fund our daily operations. Our gross profit for this period was $1,051,191, which was not sufficient to meet our operating expenses of $1,163,658 for the same period. There is no assurance that funds from our future operations will meet the requirements of our daily operations, and in that event, we will need to seek other sources of financing to maintain liquidity. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity. (See Risk Factors - Risks Related To Our Business).

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

On November 5, 2003, our wholly-owned subsidiary, Eran Engineering, entered into an Equipment Lease Agreement, pursuant to which it financed a total of $35,000 and accruing interest at 7.45% per annum from Intech Funding Corp. These funds were to be used towards the purchase of equipment described as "1-Used Mori-Seiki TU-30 Vertical Turning Machine Center". The loan is collateralized by this equipment and is guaranteed by our Vice President and Director, Joseph T.W. Gledhill. The loan matures in November 2006. Pursuant to the terms of the Equipment Lease Agreement, Eran Engineering is to repay the loan by making monthly payments of $1,088 to Intech Funding Corp. At June 30, 2004, the principal remaining balance on the loan was $26,746.

On November 5, 2003, our wholly-owned subsidiary, Eran Engineering entered into a Lease Agreement, pursuant to which Eran Engineering financed a total of $100,000 and accruing interest at 7% per annum from Intech Funding Corp. These funds were to be used towards the purchase of equipment described as "1-Used Mori-Seiki SV-500 with APC Fanuc MSC 501". The loan is collateralized by this equipment and is guaranteed by our Vice President and Director, Joseph T.W.
Gledhill. The loan matures in November 2006. Pursuant to the terms of the Equipment Lease Agreement, Eran Engineering is to repay the loan by making monthly payments of $2,003 to Intech Funding Corp. At June 30, 2004, the principal remaining balance on the loan was $86,628.

In connection with the closing of our acquisition of Eran Engineering from its two shareholders, Hans B. Thallmayer and Alice Thallmayer on October 1, 2003, we executed a promissory note in favor of the sellers in the principal amount of $600,000, payable in three equal annual installments of $200,000 and accruing simple interest at the rate of 6% per annum. Our obligation under the promissory note was secured by the pledge by Lawrence A. Consalvi, our Director, President and Chief Executive Officer and Joseph T.W. Gledhill, our Vice President and Director, of a security interest in certain shares of our common stock owned by them and worth $4,285,716 as of the date of the pledge. At June 30, 2004, the principal balance on the note was $627,000.

In connection with the closing of our acquisition of Eran Engineering on October 1, 2003, and the contemporaneous purchase of a building by Eran Engineering from R & H Investments, a partnership owned by the two selling shareholders, Eran Engineering executed a promissory note in the principal amount of $600,000, bearing simple interest at the rate of 6% per annum. At June 30, 2004, the principal balance on the note was $627,000.

On September 1, 2003 we executed a non-interest bearing promissory note in favor of our Vice President and Director, Joseph T.W. Gledhill for the principal amount of $459,700, which is due and payable on or before September 30, 2006. We made no payments to Mr. Gledhill under this note during our fiscal years 2003 and 2004. At June 30, 2004, the outstanding principal due under this note was $459,700.

In August 2003, our wholly owned subsidiary, E.M. Tool Company, Inc. executed a promissory note in favor of Austin D. Lucas, Inc. in the principal amount of $131,529, payable in thirteen consecutive monthly installments of approximately $10,000 and bearing interest at the rate of 10%. At September 30, 2003, the principal balance on this note was $112,083, and at June 30, 2004, the principal remaining balance on this note was $32,758.

On June 30, 2003, we and our wholly-owned subsidiary, Eran Engineering, Inc., executed a promissory note in favor of Financial Federal Credit, Inc. in the amount of $2,059,868, payable in consecutive monthly installments commencing on September 1, 2003 and maturing in May 2008 as follows: 6 installments, each in the amount of $10,000, then 53 installments, each in the amount of $21,000, and a balloon payment at maturity in the amount of $886,886. The obligations to make payment under the note is secured by our grant of a security interest in favor of Financial Federal Credit, Inc. in our goods, inventory, equipment, accounts, accounts receivables, documents, instruments, chattel paper, contract rights, general intangibles, investment property, securities entitlements, deposit accounts, fixtures and other property belonging to us or in which we have any interest (collectively, the "Collateral"). In addition, the obligations of Eran Engineering, Inc. to make payments under the note are likewise secured by its grant of a security interest in its Collateral to Financial Federal Credit, Inc. At June 30, 2004, the principal balance on the note was $1,495,367.

In our fiscal quarter ended June 30, 2004, we had outstanding debt as evidenced by a promissory note in favor of an individual, Mr. Daisuke Mikami, which was payable in 6 monthly installments of $3,500, including interest at 10% per annum. At June 30, 2004, the outstanding principal balance and interest due under this note was $14,439.

On January 1, 2003, we executed a promissory note in favor our Vice President and Director, Joseph T.W. Gledhill, for the principal amount of $100,000 and accruing simple interest at the rate of 6% per annum. The principal and accrued interest under this note became due on January 20, 2003. Although we have not repaid this note when due, Mr. Gledhill has not called us in default under the note, and we have agreed to make payments on it as funds become available. At September 30, 2003, the outstanding principal and interest due under the note was $100,000. At June 30, 2004, the outstanding principal and interest due under the note was $86,228.

In September 5, 2002, our wholly-owned subsidiary, Elite Machine, executed a secured promissory note in the amount of $1,037,683.95 in favor of Financial Federal Credit, Inc., and bearing interest at the rate of 8.25%. The note is payable in monthly installments of $8,250 for a period of 60 months, and a balloon payment on the 61st month of $542,683.96. This note is secured by the assets of Elite Machine and guaranteed by our Director, President and Chief Executive Officer, Lawrence A. Consalvi. At June 30, 2004, the principal balance on the note was $728,028.

Inflation

Our management believes that inflation has not had a material effect on our results of operations during our fiscal quarter ended June 30, 2004, and does not expect that it will in fiscal year ended September 30, 2004, except that rising oil and gas prices may materially and adversely impact the economy generally.

RISK FACTORS

Our prospects are subject to certain uncertainties and risks. This Quarterly Report on Form 10-QSB for the nine months ending June 30, 2004, also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results, and our actual results could differ materially from those projected in the forward-looking statements. Such differences may be the result of certain risks, including but not limited to those risk factors set forth below, other one-time events and other important factors previously disclosed or to be disclosed from time to time in our other filings with the Securities and Exchange Commission. The following risk factors should be considered carefully in evaluating the Company and its business because these risks currently have a significant impact or may have a significant impact in the future on our business, operating results and financial condition. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business.

Our auditors have expressed "substantial doubt" about our ability to continue as a going concern.

As reported by our auditor in Note 6 to our Unaudited Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB for our fiscal quarter ended June 30, 2004, our independent auditor has expressed "substantial doubt" about our ability to continue as a going concern, due to our substantial accumulated deficits of $2,068,220 at June 30, 2004. We have taken certain restructuring steps to provide the necessary capital to continue our operations, such as the raising of approximately $735,000 through a sale of new restricted shares of common stock of our Company. Further, our management believes that the addition of five new profitable subsidiaries has brought further strength to our financial position. However, there can be no assurance whether, or when, these steps will resolve our accumulated and working capital deficits and we may continue to incur net losses through 2005 and possibly beyond. Additionally, we expect to incur significant expenses as we focus on our business strategy. As a result, we will need to generate significant revenue to achieve profitability, which may not occur. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve and maintain profitability our business will be materially impacted and the value of our stockholders' investments may decline.

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

During the nine month period ended June 30, 2004, our sales to two customers represented 47.5% of net sales, and during the nine month period ended June 30, 2003, our sales to two customers represented approximately 16.1% of net sales. At June 30, 2004, two of our customers accounted for approximately 86.7% of accounts receivable and at June 30, 2003, two of our customers accounted for approximately 18.9% of accounts receivable. The loss of any of these key customers would have a materially adverse impact on our future results of operations and financial condition.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Lawrence A. Consalvi, and our Chief Financial Officer, Mr. Jitu Banker (collectively, the "Certifying Officers"). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2004, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings.

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

Internal Control Over Financial Reporting

Further, as required by Rule 13a-15(d) of the Exchange Act and under the supervision and with the participation of our Certifying Officers, we carried out an evaluation as to whether there has been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2004. Based upon this evaluation, we have concluded that there has not been any change in our internal control over financial reporting during our fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or publicly reporting company. For the three months ended June 30, 2004, we were not a party to any material legal proceedings and to our knowledge; no such proceedings were threatened or contemplated, other than those proceedings disclosed in our periodic reports previously filed with the Securities and Exchange Commission

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

During the nine months ended June 30, 2004, we did not sell any of our equity securities that were not registered under the Securities Act.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities during the three months ending June 30, 2004. We did not repurchase any of our securities during the three months ending June 30, 2004, and accordingly, we have eliminated such table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the nine month period ended June 30, 2004, there were no material defaults in the payment of principal interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders in the three month period ended June 30, 2004.

ITEM 5. OTHER INFORMATION

(a)  Information  Required  To Be  Disclosed  In A Report On Form  8-K,  But Not
Reported

None.

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

10.1(3) Promissory Note dated August 10, 2000 between Gourmet Gifts, Inc. and Kim Farran.

10.2(4) Promissory Note dated December 11, 2000 between Gourmet Gifts, Inc. and Stanley K. Stilwell.

10.3(11) Lease dated July 1, 2002 between IPERS Brea/Golden State Business Parks, Inc. and Nu-Tech Industrial Sales, Inc.

10.4(11)    Promissory   Note   dated   January   1,  2003   issued  by  Gateway
            International Holdings, Inc. to Joseph T.W. Gledhill

10.5(11) Mutual Rescission of Contracts and Releases of Claims dated May 15, 2003 by and among Gateway International Holdings, Inc., E.M. Tool Company, Inc.(doing business as Elite Machine Tool Company, Inc.), Lawrence Consalvi, Joseph T.W. Gledhill, Nelson Engineering, Inc., Don Nelson and Rich Lund

10.6(11)    Promissory  Note dated June 30,  2003  issued by  Financial  Federal
            Credit, Inc. to Gateway International Holdings, Inc. and E.M. Tool Company, Inc.

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

10.14(11)   Employment  Agreement  dated September 28, 2004 between All American
            CNC Sales, Inc. and Tim Consalvi

10.15(11)   Share  Exchange  Agreement  dated  December 7, 2004 between  Gateway
            International Holdings, Inc., Gledhill/Lyons, Inc.(doing business as
            Accurate    Technologies)   and   the   shareholders   of   Accurate
            Technologies.

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

GATEWAY INTERNATIONAL HOLDINGS, INC.


By: /s/ Lawrence A. Consalvi
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Date:  October 7, 2005