Form 10KSB/A
period 2004-09-30
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2006-03-21
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-3

                                 Amendment No. 3

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A-3 or any amendment to this Form 10-KSB/A-3. |_|

State issuer's revenues for its most recent fiscal year ended September 30, 2003: $3,426,126

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

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE

This Amendment No. 3 on Form 10-KSB ("Form 10-KSB/A-3") to our Annual Report on Form 10-KSB for the year ended September 30, 2004, initially filed with the Securities and Exchange Commission ("SEC") on June 16, 2005, and as amended pursuant to a second amendment on June 28, 2005 ("Original Filing"), reflects a restatement of the Consolidated Financial Statements of Gateway International Holdings, Inc., as discussed in Notes 2, 7, 10, 11, 15, 17 and 18 to the Restated Consolidated Financial Statements.

This Form 10-KSB/A-3 only amends and restates Item 1 of Part I and Items 6 and 7 of Part II of the Original Filing and we have revised language in these Items from the Original Filing to reflect the restatement of our Consolidated Financial Statements.

The amendment of portions of any Item set identified above does not imply that the entirety of such Item has changed since the Original Filing. For the convenience of the reader, this Form 10-KS/A-3 sets forth the Original Filing in its entirety. However, this Form 10-KSB/A-3 only amends and restates the specific portions of the Original Filing identified above, and no other information in the Original Filing is amended hereby. Furthermore, except as set forth herein, none of the foregoing items, nor any other portion of the Original Filing, has been updated to reflect other events occurring after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Pursuant to the rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-KSB/A-3 as Exhibits 31.1, 31.2, 32.1 an 32.2, respectively.

The Original Filing, as amended on June 21, 2005 and as now amended herewith, was filed with the Securities and Exchange Commission to cover our reporting requirements under the Securities Exchange Act of 1934 (the "1934 Act") for our combined fiscal years ended September 30, 2003 and September 30, 2004, and each fiscal quarter ended within that period. We ceased filing our required reports under the 1934 Act following our fiscal quarter ended December 31, 2002 and on June 15, 2003, we were delisted from the OTC Electronic Bulletin Board to the Pink Sheets for failure to make those filings. The reason why we were unable to make the required filings was that we could not receive the financial information demanded from our then subsidiary, Bechler Cams, Inc., as a result of post-acquisition disputes which developed and culminated in litigation and the ultimate rescission of that transaction in conjunction with a mutual release and settlement of all claims. At the time, we were advised that due to our inability to receive such financial information, an audit of our company could not be completed, which was a pre-requisite to the filing of our annual reports and, hence, we felt we had no other choice but to cease our reporting status. Subsequent to the rescission of the acquisition of Bechler Cams, Inc., we have worked with our current auditors and legal counsel to file those documents with the SEC as are necessary to bring our company back into reporting compliance, including this comprehensive report on Form 10-KSB/A-3 covering the periods missed as described above. Further information pertaining to the acquisition of, disputes with, and rescission with, Bechler Cams, Inc. can be found in this report, and investors are encouraged to review such information carefully, especially the Risk Factor explaining certain risks which we face arising out of our failure to remain fully-reporting during the period described above.

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
                                 Form 10-KSB/A-3
          For the Years Ended September 30, 2003 and September 30, 2004

                                TABLE OF CONTENTS

PART I.........................................................................1
   ITEM 1.  BUSINESS...........................................................2
   ITEM 2.  DESCRIPTION OF PROPERTY...........................................20
   ITEM 3.  LEGAL PROCEEDINGS.................................................20
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............23
PART II.......................................................................23
   ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
            SMALL ISSUER PURCHASES OF EQUITY SECURITIES.......................23
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........26
   ITEM 7.  FINANCIAL STATEMENTS..............................................41
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...............................41
   ITEM 8A. CONTROLS AND PROCEDURES...........................................42
PART III......................................................................43
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT........43
   ITEM 10. EXECUTIVE COMPENSATION............................................46
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT........................................................48
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................49
   ITEM 13. EXHIBITS..........................................................51
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................55

                                     PART I

                           FORWARD LOOKING STATEMENTS

This Form 10-KSB/A-3, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

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

Forward-looking statements that we make, or that are made by others on our behalf with our knowledge and express permission, are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure the reader that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or ou r operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates, or on any subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

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

We are now a diversified holding company that operates through our wholly-owned subsidiaries, principally in the aerospace and defense markets. We currently have 8 wholly-owned operating subsidiaries: E.M. Tool Company, Inc. d.b.a. Elite Machine Tool Company, Eran Engineering, Inc., All American CNC Sales, Inc., A-Line Capital Corporation, Gledhill/Lyons, Inc. d.b.a. Accurate Technology, Spacecraft Machine Products, Inc., ESK, Inc., and Nu-Tech Industrial Sales, Inc. Our strategy is to identify and acquire profitable, cash flow positive companies that will complement and diversify our existing portfolio of wholly-owned subsidiary companies, with a focus on the aerospace and defense markets.

E.M. Tool Company, Inc.

On December 11, 2001, we entered into a Plan of Reorganization and Merger (the "Plan" or "Merger") with E.M. Tool Company, Inc., a California corporation doing business as Elite Machine Tool Company ("Elite Machine"). Elite Machine is principally engaged in the acquisition, refurbishment, distribution and sale of pre-owned Computer Numerically Controlled ("CNC") machine tools to manufacturing customers. Immediately prior to the merger, we had 100,000,000 shares authorized, of which 6,768,000 shares were outstanding. Pursuant to the merger, all of the outstanding shares of Elite Machine, aggregating 21,262 shares, were exchanged for shares of our common stock on a 1 to 1,274 basis or into 27,072,000 (net of 600,000 shares subsequently cancelled thereafter) shares of our common stock for a total of 33,240,000 shares of common stock issued and outstanding. Immediately after the merger, our previous officers and directors resigned and the executive officers and directors of Elite Machine were elected and appointed to such positions, thereby effecting a change of control. Although Elite Machine became our wholly-owned subsidiary following the transaction, because the transaction resulted in a change of control, it was recorded as a "reverse merger" whereby Elite Machine was considered to be our accounting acquirer. At the closing of the reverse merger, we changed our name to "Gateway International Holdings, Inc." and became engaged in the acquisition, refurbishment, distribution and sales of pre-owned CNC machine tools to manufacturing customers across the United States of America.

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

Elite Machine was founded in 1990 by our Director and President, Larry A. Consalvi, and today specializes in the sale of previously owned CNC machine tools from companies like Mori Seiki, Matsuura and Kitamura. Elite Machine is one of the largest dealers of pre-owned CNC machine tools in the Western United States. Elite Machine purchases high-quality used CNC machinery from Japan, Europe, and the United States, and then inspects and repairs them prior to being refurbished for resale. The primary industry segments in which Elite Machine machines are utilized to make component parts are in the aerospace, military and medical fields.

Eran Engineering, Inc.

On October 1, 2003, we consummated our acquisition of Eran Engineering, Inc. ("Eran Engineering") from its two shareholders, Hans B. Thallmayer and Alice Thallmayer, pursuant to a Stock Purchase Agreement, dated as of June 17, 2003, whereby we purchased all of the issued and outstanding capital stock of Eran Engineering for an aggregate purchase price of $1,250,000. In addition to a cash payment in the amount of $650,000, which was credited to the purchase price, we executed a promissory note in favor of the sellers in the principal amount of $600,000, payable in three equal annual installments of $200,000 and accruing simple interest at the rate of six percent (6%) per annum. Our obligation under the promissory note was secured by the pledge by Lawrence A. Consalvi, our Director, President and Chief Executive Officer and Joseph T.W. Gledhill, our Vice President and Director, of a security interest in certain shares of our common stock worth $4,285,716 as of the date of the pledge. Concurrently with the closing of the acquisition, Eran Engineering purchased from R & H
Investments, a partnership owned by the two selling shareholders of Eran Engineering, the building in which Eran Engineering operates its business. The purchase price for the building was $1,250,000, and was paid as follows:
$650,000 in cash and a promissory note in the principal amount of $600,000, bearing simple interest at the rate of 6% per annum. The cash portion of the purchase price paid by us for Eran Engineering and the building was financed pursuant to a term loan from Financial Federal Credit ("FFC"), in the principal amount of $1,300,000. The loan from FFC is primarily secured by a deed of trust on the building acquired by Eran Engineering and a security interest in all the equipment owned by Eran Engineering.

Further, in connection with the acquisition, Eran Engineering entered into employment agreements with Erich Thallmayer to serve as the President and Chief Executive Officer of Eran Engineering at an annual base salary of $105,600 and with Hans Thallmayer to serve as its Operating Manager at an annual base salary of $90,000. Our Director and Vice President, Joseph T.W. Gledhill, subsequently replaced Erich Thallmayer as the company's President and Chief Executive
Officer.  Hans  Thallmayer  is no longer  employed  as the  company's  Operating
Manager.

Eran Engineering was incorporated under the laws of the State of California on July 1, 1983 and today is a custom job shop, principally involved in the manufacture and assembly of specialized, precision components used in equipment and machinery by clients in the aerospace and defense industry. Eran Engineering maintains approximately 40 Computer Numerically Controlled (CNC) machines. Some of Eran Engineering's customers include: Matsushita Avionic Systems (in-flight entertainment), Monogram Systems (aerospace infrastructures) and Meggitt Defense Systems (un-manned tow targets). Eran also manufactures satellite, medical and connector equipment for Malibu Research (satellites for the U.S. Navy) and Therox (blood and oxygen equipment).

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

Accurate Technology operates in the aerospace and defense industries and specializes in the manufacture of precision metal systems. Accurate Technology has a diverse client base, including its two primary customers: Boeing and Toyota. Our management believes that the acquisition of Accurate Technology will further enhance and strengthen our overall precision manufacturing capabilities, and believes that this acquisition is another positive step in the implementation of our growth strategy. As of March 11, 2005, the top nine customers of Accurate, in no particular order are: The Boeing Company - Anaheim Division, The Boeing Company-B1B, The Boeing Company-C17, The Boeing Company C-13 Facility, Monogram Systems, ShinMaywa Ltd., The Boeing Company-St. Louis, TRD U.S.A., Inc., and Western Design.

A-Line Capital Corporation

We established A-Line Capital Corporation ("A-Line") in the 4th quarter of the fiscal year ended September 30, 2004 to provide financial services to consumers who seek financing for the purchase and/or lease of machine tools and equipment. Our subsidiaries, particularly Elite Machine and All American, currently arrange for approximately $5,000,000 of equipment lease financing annually for their customers. A-Line was established to capture much of the potential income stream that was lost to equipment lease brokers in prior years and to provide equipment lease financing for transactions for our other subsidiaries. Our management anticipates that initial cash flow at A-Line will likely come from clients of our subsidiary sales organizations, particularly Elite Machine and All American CNC Sales, Inc. (discussed below), although A-line may provide equipment leasing services in connection with third-party sales that are wholly unrelated to our business.

Spacecraft Machine Products, Inc.

In January 2005, we acquired Spacecraft Machine Products, Inc., a California corporation ("Spacecraft") from its two shareholders, Lloyd R. Leavitt, III and the Leavitt Family Trust, pursuant to a Share Exchange Agreement whereby we acquired all of the outstanding capital stock of Spacecraft, aggregating 100,000 shares, in exchange for a total of 600,000 restricted shares of our common stock, 500,000 shares of which were distributed to Lloyd R. Leavitt, III, and the remaining 100,000 shares of which were distributed to the Leavitt Family Trust. The Share Exchange Agreement also provided for the additional payment of 150,000 restricted shares of our common stock in each year that Spacecraft meets certain annual profit goals as follows: $200,000 gross profits by December 31, 2005, $300,000 gross profits by December 31, 2006, and $350,000 by December 31, 2007. In June 2005, we merged the operations of Spacecraft with that of Accurate Technology who now supplies the former customers of Spacecraft. We anticipate that the gross profits from the sale by Accurate Technology to the former customers of Spacecraft will exceed the combined profit targets specified in the Share Exchange Agreement, and accordingly, on December 21, 2005 our Board of Directors approved and issued all 450,000 contingent shares to this shareholder. In addition, in connection with the transaction, Lloyd R. Leavitt, III entered into an employment agreement with Spacecraft at an annual base salary of $115,050. Further, we engaged Lloyd R. Leavitt, III to serve as our Chief
Operating Officer on a part-time basis during the six months following the closing of the acquisition, for no additional consideration, after which the parties may consider entering into a formal employment contract to provide him a salary and stock options. Until we closed its operations in August 2005, Spacecraft operated as our wholly-owned subsidiary out of its facilities located in Torrance, California.

In connection with the acquisition of Spacecraft, we executed a promissory note in favor of the Leavitt Family Trust in the principal amount of $220,000 with imputed interest at the rate of 6% per annum, which is to be paid in equal monthly installments over a 60-month period. This note is in full satisfaction of Spacecraft's obligation to repay a loan in the amount of $300,000 which was previously made to Spacecraft by the Leavitt Family Trust. Pursuant to a Pledge and Security Agreement, effective January 31, 2005, our obligation to make payments under this promissory note was secured by our pledge of a security interest in the Spacecraft stock we acquired pursuant to the Share Exchange Agreement. In addition, we issued a promissory note in favor of Lloyd R. Leavitt in principal amount of $75,000, payable in monthly installments of $6,250.

The Spacecraft business has been in operation for over 35 years and operates primarily in the aerospace and defense industries. In January 2000, it was incorporated as a California "C" corporation. In July 2005, we closed the manufacturing facilities of Spacecraft and sold all of the equipment, furniture, fixtures and fitting in an auction pursuant to which we received proceeds of $560,000, which was used to pay off outstanding debt. The operations of Spacecraft were moved to the facilities of Accurate Technology and we have merged the business operations of both Accurate Technology and Spacecraft. Accurate Technology now supplies the former customers of Spacecraft. As a result of the closure, Spacecraft's employment agreement with Mr. Leavitt was thereby terminated and he now manages Spacecraft's former business on behalf of Accurate Technology.

ESK, Inc.

In December 2004, we acquired ESK Engineering Inc. ("ESK") from its sole shareholder and the former President and Chief Operating Officer of Eran Engineering, Mr. Eric Thallmayer. The acquisition was accomplished pursuant to a Share Exchange Agreement whereby we acquired all of the issued and outstanding capital stock of ESK in exchange for 219,780 restricted shares of our common stock and a cash payment of $50,000. Prior to our acquisition of ESK, ESK had only one major customer: Eran Engineering. Accordingly, shortly after our acquisition, we folded the operations of ESK into that of Eran Engineering. As a result, ESK no longer has any operations.

Prior to merging the operations of ESK and Eran Engineering, ESK was a parts assembly company located in Southern California and was primarily engaged in the assembly of precision parts in the aerospace, defense and medical industries.

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

Subsequent to the merger, Daniel Lennert and Laura Stearman, the former owners and executive officers of BCI (the "BCI parties") commenced litigation against us, our executives, and the executive officers of E.M. Tool Company, Inc. (our wholly-owned subsidiary), and the Securities and Exchange Commission ("SEC") alleging, among other things, that the agreement of the BCI parties to enter into the merger with GWIH Acquisition Corp., was obtained by fraud. We vigorously denied these allegations and, ultimately, the case was settled pursuant to a Mutual Rescission of Contracts, Settlement Agreement and Release of Claims, effective as of November 20, 2003 pursuant to which the merger transaction was formally rescinded. In connection with the rescission, we returned to the former shareholders of BCI, their shares of BCI acquired in the merger, in exchange for their return of the shares of our stock acquired in the merger, and the immediate resignation of Daniel Lennert from our Board of Directors. The agreement also contained mutual releases of claims. Accordingly, BCI no longer operates as our subsidiary or affiliate.

BUSINESS OF ISSUER

Business Strategy and Market Development

Industry Overview

Operating through our wholly-owned subsidiaries, we provide services and products, including new and refurbished machines and precision components, to the machine tool industry. Our services and products are primarily marketed and sold to customers in the aerospace and defense industries. The machine tool industry recorded U.S. consumption of machine tool units for the first quarter of 2005 at $737.24 million, up 19.4% compared with that quarter in 2004 (See:
USMTC consumption, www.amtda.org/usmtc/index.htm, released May 9, 2004 by the American Machine Tool Distributors Association and the Association for Manufacturing Technology). The industry is sensitive to market conditions generally based on the supply and demand of economic conditions. In addition, our business is particularly sensitive to economic trends impacting the industries and market segments of our customers.

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

On the other hand, the continued "war on terrorism" has resulted in increased military and defense spending, and the United States government has increased its budget for aerospace and defense spending from $328 billion in 2002 to $379 billion in 2003. In the U.S. Government's fiscal year of 2004, Congress appropriated $375 billion for the Department of Defense, a 21 percent increase in funding since 2001. This amount includes $140 billion for weapons and equipment procurement and research and development activities, an increase of 36 percent since 2001. Congress provided additional funding for Operation Iraqi Freedom, bringing the Department of Defense's total funding to over $440 billion for fiscal year 2004. For fiscal year 2005, the president has requested that Congress appropriate $402 billion for the Department of Defense, a 7 percent increase over 2004, including $144 billion for procurement and research and development. While Department of Defense funding level may change over time, expected levels of the funding available for the next several years should remain relatively stable for 2004 and 2005. (See: Aerospace and Defense Industry Report, www.mccombs.utexas.edu/AIMCenter/AppInvMan/Industry%20Reports/2004-2005/
Wrighton .pdf, released November 5, 2004 by MBA Investment Fund, LLC). Some of our top customers, including Boeing, are dominant players within US aerospace and defense spending.

Principal Products and Services and Their Markets

Through our portfolio companies, we have developed a high skill level in serving the aerospace and defense industry. We provide a range of components, tooling, fixtures and design services for the aerospace and defense industries. In addition, we have expanded our commitment to serving the manufacturing needs of a broad base of industrial customers. We plan to grow through the acquisition of companies which complement and offer synergistic benefits with our current portfolio of subsidiaries and which collectively enable us to service a diverse group of customers that require precision components and CNCs. Our management believes that the above-referenced acquisitions will enable us to effectively serve the broader needs of our current customers while allowing us to explore other business opportunities as well.

Distribution Methods

Our products are not routinely marketed through conventional distribution channels. Rather, machine tools are marketed through an in-house sales staff and manufactured products are normally sold on a bid/contract basis. The majority of our sales are handled internally through a direct sales team because our products require considerable customer education and post-sales support. However, our price structure is such that our costs of sale warrant a "person-to-person" selling strategy. Our management is currently investigating a strategy to sell machine tools through alternative channels.

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

Although there are numerous domestic and foreign companies which compete in the markets for our products and services, our management believes that we will be able to compete effectively with these firms on price, ability to meet customer deadlines and the stringent quality control standards we employ. Our management also believes that the synergistic integration of our several wholly-owned subsidiaries offers us a competitive advantage by enabling us to provide high quality, high precision and quick turnaround support to customers from design to delivery. Our experience and reputation in the demanding aerospace and defense industries provide an extra level of expertise in meeting our customers' requirements. We believe our commitment to continuous improvement and the latest technology will generate productivity improvements required to respond to the increasing price pressure of the competitive marketplace in which we operate. Additionally, our management is committed to seeking new ways to further develop and maintain solid customer relationships. In so doing, we hope to increase our opportunities for new projects, thereby gaining a larger share of each of our customers' needs. With the potential to serve a broader range of our customer's needs, we hope to further penetrate markets in other business sectors in order to increase and diversify our business opportunities.

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

RISK FACTORS

Our prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-KSB/A-3 also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results, and our actual results could differ materially from those projected in the forward-looking statements. Such differences may be the result of certain risks, including but not limited to those risk factors set forth below, other one-time events and other important factors previously disclosed or to be disclosed from time to time in our other filings with the Securities and Exchange Commission. The following risk factors should be considered carefully in evaluating the Company and its business because these risks currently have a significant impact or may have a significant impact in the future on our business, operating results and financial condition. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business.

Our auditors have expressed "substantial doubt" about our ability to continue as a going concern.

The Independent Auditor's Report for Gateway's consolidated financial statements for the fiscal years ended September 30, 2003 and September 30, 2004 expresses "substantial doubt" about our ability to continue as a going concern, due to our substantial accumulated deficits of $2,216,174 and a working capital deficit of $662,038 at September 30, 2004. We have taken certain restructuring steps to provide the necessary capital to continue our operations, such as the raising of approximately $775,000 through a sale of new restricted shares of our Company. Further, our management believes that the addition of five new profitable subsidiaries has brought further strength to our financial position. However, there can be no assurance whether, or when, these steps will resolve our accumulated and working capital deficits and we may continue to incur net losses through 2005 and possibly beyond. Additionally, we expect to incur significant expenses as we focus on our business strategy. As a result, we will need to generate significant revenue to achieve profitability, which may not occur. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve and maintain profitability our business will be materially impacted and the value of our stockholders' investments may decline.

The SEC has instituted administrative proceedings against us because we have failed to meet our reporting requirements under the Securities Exchange Act of 1934.

The SEC has instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against our President, Chief Executive Officer and Director, Larry A. Consalvi. The SEC seeks to suspend the registration of our securities for a period not exceeding 12 months or to revoke the registration of our securities pursuant to Section 12 of the 1934 Act, and to cause us and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. This Administrative Proceeding, File No. 3-11894, arose from our failure to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual reports on Form 10-K for our fiscal years ended September 30, 2004 and 2003, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as our President, caused us to violate these reporting requirements. On August 18, 2005, the Administrative Law Judge issued an Initial Decision and ordered the revocation of each class of our securities pursuant to Section 12(j) of the Securities Exchange Act of 1934 (the "Exchange Act"). It was further ordered that our Chief Executive Officer, President and Director, Larry A. Consalvi, cease and desist from committing any violation or future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13. On September 7, 2005, we filed a petition with the Commission for a review of the Initial Decision, and on September 12, 2005, the Commission granted our petition for review pursuant to Rule 411 of the Commission's Rules of Practice. We now await the final decision of the Commission. If the registration of our securities is either suspended or revoked, our stockholders will not be able to publicly sell our securities unless and until, whatever the case may be, the period of suspension is over or we are able to have a new registration statement declared effective by the SEC, and there is no assurance that we would be able to accomplish that, or that any private market for our securities can or will develop.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following presentation of Management's Discussion and Analysis has been prepared by internal management and should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Annual Report on Form 10-KSB/A-3. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the "safe harbor" protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here. Factors that could cause differences include, among the other factors referenced elsewhere in this Report, those discussed under the heading "Risk Factors" earlier in this document.

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

As of May 31, 2005, we are a diversified holding company that operates through our wholly-owned subsidiaries principally in the aerospace and defense markets. We currently have 8 subsidiaries in operation including: Eran Engineering, Inc., Elite Machine Tool Company, Inc., All American CNC Sales, Inc., A-Line Capital Corporation, Accurate Technology, ESK, Inc., Spacecraft Machines, Inc., and Nu-Tech Industrial Sales, Inc. Our strategy has been to seek and acquire profitable, cash flow positive companies that will complement and diversify our existing portfolio of companies with a focus on potential acquisitions in the aerospace and defense markets. To date, we have completed the acquisition of eight (8) companies, all of which operate as our wholly-owned subsidiaries. (See "Description of Business").

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

Inventory consists of the following at September 30, 2004 and 2003.

                           2004         2003
                        ----------   ----------
      Finished Goods    $  139,214   $  303,018
      Raw Materials             --           --
      Work in Process           --           --
                        ----------   ----------
                        $  139,214   $  303,018

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

Financial Condition and Results of Operations for the fiscal year ended September 30, 2003

The results of operations for the 2003 fiscal year include our accounts and the accounts of our wholly-owned subsidiaries, E.M. Tool Company, Inc. d.b.a. Elite Machine Tool Company and Eran Engineering, and do not include the accounts of our other wholly-owned subsidiaries. All significant inter-company accounts and transactions were eliminated in consolidation. For an understanding of the significant factors that influenced our performance during the past two fiscal years, the following discussion should be read in conjunction with our consolidated financial statements presented in this Form 10-KSB/A-3. Readers are also directed to the factors set forth in "Risk Factors - Risks Relating to Our Business" for a discussion of certain factors that may adversely affect our business, operations and financial condition.

The following table sets forth certain of our historical statement of operations data for the periods indicated, expressed in dollars and as a percentage of net sales, for our fiscal years ended September 30, 2003 and 2002, respectively.

-------------------------------------------------------------------------------------------------------------------------------
                                                     For the Fiscal Years Ended
-------------------------------------------------------------------------------------------------------------------------------
                                       September 30, 2003               September 30, 2002            Change         Change
                                          (RESTATED)
                                      $               %                $               %                $               %
                                 ------------    ------------     ------------    ------------     ------------    ------------

Net Sales                        $  3,426,126          100.00%    $  2,197,692          100.00%    $  1,228,434           55.90%
Cost of Sales                       2,484,565           72.52        2,005,620           91.26          478,945           23.88
                                 ------------    ------------     ------------    ------------

Gross Profits                         941,561           27.48          192,072            8.74          749,489          390.21

Operating Expenses:
   Payroll and related
   Expenses                           311,711            9.10          369,530           16.81          (57,819)         (15.65)
   Selling, General and
   Administrative Expenses            682,502           19.92          637,059           28.99           45,443            7.13
   Impairment of Inventory                 --              --               --                               --
   Impairment of Investments          840,827           24.54               --              --          840,827              --
                                 ------------    ------------     ------------    ------------
Total Operating Expenses            1,835,040           53.56        1,006,589           45.80          828,451           82.30
                                 ------------    ------------     ------------    ------------
Operating Income (Loss)              (893,479)         (26.08)        (814,517)         (37.06)         (78,962)          (9.69)

Other income (expense)
   Interest Income                        264            0.01               --              --              264
   Other Income                          (228)          (0.01)        (141,376)          (6.43)         141,148          99.84
Total Other Income (Expenses)              36            0.00         (141,376)          (6.43)         141,412         100.03

Income (Loss) from continuing
operations before income tax
and discontinued operations)         (893,443)         (26.08)        (955,893)         (43.50)          62,450           (6.53)
Provision for Income Taxes              1,600            0.05              800            0.04              800          100.00
                                 ------------    ------------     ------------    ------------

Income (Loss) from continued
operations                           (895,043)         (26.12)        (956,693)         (43.53)          61,650            6.44
Income (Loss) from
discontinued operations.              161,456            4.71               --              --          161,456             --
                                 ------------    ------------     ------------    ------------

Net Income (Loss)                $   (733,587)         (21.41)%   $   (956,693)         (43.53)%   $    223,106          23.32%
                                 ============                     ============

Revenues

Net revenues for the year ended September 30, 2003 increased to $3,426,126 from $2,197,692 for the year ended September 30, 2002. The increase in net sales of $1,228,434, or approximately 55.9%, over the prior period is due primarily to an economic recovery in our fiscal year 2003 following the economic shock of the terrorist attacks of September 11, 2001, which impaired our fiscal year 2002 revenues. The increase in demand for our products in our fiscal year 2003 allowed us to sell more of our products at higher prices, thereby enabling us to generate more revenues.

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

Gross Profits

Overall gross profits for the year ended September 30, 2003 increased to $941,561 from $192,072 for the year ended September 30, 2002. The overall increase in gross profits of $749,489 or approximately 390.2% is directly attributable to the overall increase in net sales in 2003 as result of the economic recovery from the economic shock of the September 11, 2001 terrorist attacks.

Operating Expenses

Total operating expenses for the year ended September 30, 2003 increased to $1,835,040 from $1,006,589 for the year ended September 30, 2002. The overall increase in expenses of approximately $828,451 or approximately 82.30%, over the prior year is covered below in our discussions of Payroll Expenses, Selling, General, and Administrative Expenses, and Impairment of Investments.

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

Impairment of Investments

In the Original Filing, the amount of impairment of our investments during our fiscal year ended September 30, 2003 was not recorded in our consolidated financial statements included therewith. The amount of impairment of our investments incurred during our fiscal year 2003 amounted to $840,827, or approximately 24.54% of or net sales for the same period, and we did not incur a similar impairment of investments during our fiscal year 2002. Impairment of our investments is attributable to the rescission of our acquisition of Nelson and BCI, as described elsewhere in this Annual Report and in Note 15 to our Restated Consolidated Financial Statements included in this amended Report.

Income from Discontinued Operations (RESTATED)

During our fiscal year 2003, we recorded income from discontinued operations in the amount of $161,456 equaling 4.7% of our net sales. Income from discontinued operations was income resulting from our acquisition of BCI and Nelson, which we subsequently rescinded as described elsewhere in this amended Report.

Net Loss (RESTATED)

In the Original Filing, we recorded a net loss of only $54,216, which did not take into account the impairment of investments and income from discontinued operations included in the Restated Financial Statements in this third amendment to the Original Filing. As indicated in the Restated Consolidated Financial Statements, we recorded a net loss of 733,587, which is a decrease in our net losses of $956,693 for the fiscal year ended September 30, 2002. The overall decrease in net loss of $233,106, or approximately 23.32% over the prior fiscal year is due primarily to the offset provided by the increases in revenues and gross profits generated during the same period, as well as tighter fiscal management over our financial resources and outlays.

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

Liquidity and Capital Resources

                                             2003         2002          2001
                                           RESTATED
                                          ---------     ---------     ---------
Net cash provided by (used in)
  operating activities                    $ (29,981)    $(125,644)    $  62,641
Net cash provided by (used in)
  investing activities                       48,000        (1,282)           --
Net cash provided by (used in)
  financing activities                      (35,472)       46,193      (159,144)

General

In this Report, we restate our cash flows for the fiscal year ended September 30, 2003 to account for the change in our net loss for fiscal year 2003 as result of an impairment in our investments as well as income from our discontinued operations as described above. Overall, we had negative cash flows of $17,453 for the twelve months ended September 30, 2003 resulting from $29,981 of cash used in our operating activities, $48,000 of cash provided by our investing activities, and $35,472 used in our financing activities. We anticipated a stronger and faster recovery from the events of September 11, 2001 and expected funds from operations would be sufficient to cover daily operations. However, due to an ongoing decline in sales and a net loss of $54,216 during the twelve months ended September 30, 2003, our funds from operations were inadequate to meet our operating obligations at year end.

Cash Flows from Operating Activities (Restated)

Net cash used in operating activities of $29,981 for the twelve months ended September 30, 2003 was primarily attributable to a net loss of $895,043, adjustments to reconcile net loss to net cash used in operating activities, principally (a) depreciation and amortization in amount of $16,461, (b) a bad debt expense of $8,376, (c) impairment of investments aggregating $840,827, (d) the issuance of stock for services of $12,000, (e) accounts receivable of $686,
(f) inventories of $100,733, and (g) accounts payable and accrued liabilities of $88,807.

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

The results of operations for the 2004 fiscal year include our accounts and the accounts of our wholly-owned subsidiaries, E.M. Tool Company, Inc. d.b.a. Elite Machine Tool Company and Eran Engineering, and do not include the accounts of our other subsequently-acquired, wholly-owned subsidiaries. All significant inter-company accounts and transactions were eliminated in consolidation. For an understanding of the significant factors that influenced our performance during the past two fiscal years, the following discussion should be read in conjunction with our consolidated financial statements presented in this Form 10-KSB/A-3. Readers are also directed to the factors set forth in "Risk Factors-Risks Relating to Our Business" for a discussion of certain factors that may adversely affect our business, operations and financial condition.

The following table sets forth certain of our historical statement of operations data for the periods indicated, expressed in dollars and as a percentage of net sales, for our fiscal years ended September 30, 2004 and 2003, respectively.

------------------------------------------------------------------------------------------------------------------------------
                                                   For the Fiscal Years Ended
------------------------------------------------------------------------------------------------------------------------------
                                       September 30, 2004              September 30, 2003            Change          Change
                                                                           (RESTATED)
                                        $             %               $                %                $               %
                                  ------------   ------------    ------------    ------------     ------------    ------------
Net Sales                        $  7,204,116          100.00%   $  3,426,126          100.00%    $  3,777,990          110.27%
Cost of Sales                       4,894,866           67.95       2,484,565           72.52        2,410,301           97.01
                                  ------------   ------------    ------------    ------------

Gross Profits                       2,309,250           32.05         941,561           27.48        1,367,689          145.26

Operating Expenses:
    Payroll and related
    Expenses                          706,531            9.81         311,711            9.10          394,820          126.66
    Selling, General and
    Administrative Expenses         1,017,072           14.12         682,502           19.92          334,570           49.02
    Impairment of Inventory           150,000            2.08              --              --          150,000              --
    Impairment of Investments              --              --         840,827              --         (840,827)        (100.00)
Total Operating Expenses            1,873,603           26.01       1,835,040           53.56           38,563            2.10
                                  ------------   ------------    ------------    ------------
Operating Income (Loss)               435,647            6.05        (893,479)         (26.08)       1,329,126          148.76
                                  ------------   ------------    ------------    ------------

Other income (expense)
    Interest Income                        --              --             264            0.01             (264)        (100.00)
    Other Income                           --              --            (228)          (0.01)             228         (100.00)
Total Other Income (Expenses)              --              --              36              --              (36)        (100.00)

Income (Loss) from continuing
operations before income tax
and discontinued operations)          435,647            6.05        (893,443)         (26.08)       1,329,090          148.76
Provision for Income Taxes              1,600            0.02           1,600            0.05               --              --
                                  ------------   ------------    ------------    ------------

Income (Loss) from continued
operations                            434,047            6.02        (895,043)         (26.12)       1,329,090          148.49
Income (Loss) from
discontinued operations.                   --              --         161,456            4.71         (161,456)        (100.00)
                                  ------------   ------------    ------------    ------------

Net Income (Loss)                $    434,047            6.02%   $   (733,587)         (21.41)%   $  1,167,634          159.17%
                                  ============                   ============

Revenues

Net Revenues for the year ended September 30, 2004 increased to $7,204,116 from $3,426,126 for the year ended September 30, 2003. The increase in net sales of $3,777,990, or approximately 110.3%, over 2003 is due primarily to an increase in our net sales during the same period, and to the acquisition of Eran
Engineering, Inc., whose revenues were first reported on our consolidated financial statements for the fiscal year ended September 30, 2004.

Cost of Sales

Cost of sales for the year ended September 30, 2004 increased to $4,894,866 from $2,484,565 for the year ended September 30, 2003. The overall increase in cost of sales of $2,410,301, or approximately 97.01%, from the prior year is directly attributable to the increase in our net sales during the same period and to the acquisition of Eran Engineering, Inc., whose costs of sale were first reported on our consolidated financial statements for the fiscal year ended September 30, 2004.

Gross Profits

Overall gross profits for the year ended September 30, 2004 increased to $2,309,250 from $941,561 for the year ended September 30, 2003. The overall increase in gross profits of $1,367,689, or approximately 145.26 % over the prior period is directly attributable to the overall increase in our net sales in fiscal year 2004 and to the acquisition of Eran Engineering, Inc., whose gross profits were first reported on our consolidated financial statements for the fiscal year ended September 30, 2004.

Operating Expenses

In the Original Filing, we incorrectly reported total operating expenses of $1,723,603 for fiscal year 2004 and $994,213 for fiscal year 2003. These numbers do not account for impairment in investments in fiscal year 2003 and an impairment of inventory in fiscal year 2004, both of which were the result of the acquisition and subsequent rescission of Nelson and BCI, as discussed elsewhere in this Report. In this Report, we disclose that we recorded total operating expenses of $1,875,603 for fiscal year ended September 30, 2004, compared to $1,835,040 for fiscal year ended September 30, 2003. This increase of $38,563 or approximately 2.10% over the prior period is covered below in our discussions of Payroll Expenses, Selling, General, and Administrative Expenses, Impairment of Inventory and Impairment of Investments.

Payroll Expenses

Payroll expenses for the fiscal year ended September 30, 2004 increased to $706,531 from $311,711 for the fiscal year ended September 30, 2003. The overall increase in payroll expenses of $394,820, or approximately 126.7% over the prior period is directly attributable to the acquisition of Eran Engineering, Inc., whose payroll expenses were first reported on our consolidated financial statements for the fiscal year ended September 30, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2004 increased to $1,017,072 from $682,502 for the year ended September 30, 2003. The increase of $334,570, or approximately 49.0%, in selling, general and administrative expenses is due primarily to the acquisition of Eran Engineering, Inc., whose selling, general and administrative expenses were first reported on our consolidated financial statements for the fiscal year ended September 30, 2004.

Impairment of Investments

In the Original Filing, the amount of impairment of our investments during our fiscal year ended September 30, 2003 was not recorded in our financial statements included therewith. The amount of impairment of our investments incurred during our fiscal year 2003 amounted to $840,827, or approximately 24.54% of or net sales for the same period, and we did not incur a similar impairment of investments during our fiscal year 2004. Impairment of our investments is attributable to the rescission of our acquisition of Nelson and BCI, as described elsewhere in this Annual Report and in Note 14 to our Restated Consolidated Financial Statements.

Impairment of Inventory

In the Original Filing, we did record an impairment of inventory as part of our operating expenses. In this Report, we have restated our Financial Statement to separately record as an operating expense, an impairment of inventory in the amount of $150,000. This expense results from the impairment of inventory which was related to work order overruns whose costs were expensed when the job order was delivered and the Company believed its recoverability was uncertain. We did not record a similar impairment to our inventory in fiscal year 2003.

Net Profit

Net profit for the year ended September 30, 2004 was $434,047, which is a significant increase from the net loss of $733,587 for the year ended September 30, 2003. This increase in profit of $1,167,634 over fiscal year 2003 is due primarily to the increase in gross profits generated during the same period, to a tighter fiscal management of our expenses resulting in higher profit margins on our machine sales, and to the acquisition of Eran Engineering, Inc., whose net profits were first reported on our consolidated financial statements for the fiscal year ended September 30, 2004.

Assets

Assets increased by $3,479,697, or approximately 1056.6%, from $329,327 as of September 30, 2003 to $3,809,024 as of September 30, 2004. This increase was due primarily to the acquisition of Eran Engineering, Inc., whose assets were first reported on our consolidated financial statements for the fiscal year ended September 30, 2004.

Liabilities

Total Liabilities increased by $3,045,650, or approximately 135.3%, from $2,251,047 as of September, 30, 2003 to $5,296,697 as of September 30, 2004. The
increase was due primarily to the acquisition of Eran Engineering, Inc., whose liabilities were first reported on our consolidated financial statements for the fiscal year ended September 30, 2004.

Stockholders' Deficit

Our stockholders' deficit decreased by $434,047, or approximately 23%, from $1,921,720 as of September 30, 2003 to $1,487,673 as of September 30, 2004. The
decrease was primarily attributable to our increase in net profits in the same period.

Liquidity and Capital Resources

                                     2004           2003           2002
                                   Restated       Restated
                                 -----------    -----------    -----------
Net cash provided by (used in)
  operating activities           $   224,993    $   (29,981)   $  (125,644)
Net cash provided by (used in)
  investing activities            (3,077,946)        48,000         (1,282)
Net cash provided by (used in)
  financing activities             3,032,051        (35,472)        46,193

General

Overall, we had positive cash flows of $179,098 for the twelve months ended September 30, 2004 resulting from $224,993 of cash provided by our operating activities, $3,077,946 of cash used in our investing activities, and $3,032,051 provided by our financing activities. These positive cash flows are due primarily to an increase in net sales, higher profit margins resulting from a tighter fiscal management of our expenses, and to the acquisition of Eran Engineering, Inc., whose cash flows were first reported on our consolidated financial statements for the fiscal year ended September 30, 2004.

Cash Flows from Operating Activities

Net cash provided by our operating activities of $224,993 for the twelve months ended September 30, 2004 was primarily due to net income of $434,047 and adjustments to reconcile net loss to net cash used in operating activities, principally (a) depreciation and amortization of $283,181, (b)bad debt expense of $28,631, (c) impairment of inventory aggregating $150,000, (d) accounts receivable of $754,608, (e) inventories of $13,804, (f) accounts payable and accrued liabilities of $136,142, and (g) other assets aggregating $66,204.

Cash Flows from Investing Activities

Net cash used in investing activities of $3,077,946 for the twelve months ended September 30, 2004 was due primarily to our purchase of property and equipment during this period.

Cash Flows from Financing Activities

Net cash provided by financing activities of $3,032,051 in the twelve months ended September 30, 2004 was primarily due to proceeds on notes payable from a related party of $232,163, proceeds from notes payable to unrelated parties of $2,567,725 and principal borrowings on notes payable to related parties of $232,163.

LIQUIDITY

Internal Sources of Liquidity

For the twelve months ended September 30, 2004, the funds generated from our operations were sufficient to fund our daily operations. Gross profit for fiscal year 2004 was $2,309,250, which was sufficient to meet our operating expenses of $1,873,603 for the same period. There is no assurance that funds from our operations will continue to meet the requirements of our daily operations. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity. (See Risk Factors - Risks Related To Our Business).

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

ITEM 8A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act"), during our the fourth quarters of our fiscal years ended September 30, 2003 and 2004, respectively we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls, and procedures, including an evaluation of any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Lawrence Consalvi and Mr. Jitu Banker, respectively. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were and are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings. There have been no significant changes in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

                           SUMMARY COMPENSATION TABLE

                                                                                        Long Term
                                                  Annual Compensation                  Compensation
                                     ----------------------------------------------- -----------------
                                                                                          Awards
                                                                           Other     -----------------
                                                                           Annual       Securities
                                                                          Compen-       Underlying          All Other
                                                  Salary        Bonus      sation        Options          Compensation
Name and Principal Position           Year         ($)           ($)        ($)            (#)                 ($)
------------------------------------ --------   -----------   ---------- ----------- -----------------   ----------------
Larry Consalvi                          2004      192,000          0            0              0                  0
President and                           2003      192,000          0            0             00                  0
Chief Executive Officers                2002           --         --           --             --                 --
                                        2001           --         --           --             --                 --

Joseph Gledhill                         2004      136,608          0            0              0                  0
Vice President                          2003      120,000          0            0              0                  0
                                        2002           --         --           --             --                 --
                                        2001           --         --           --             --                 --

Lloyd Leavitt                           2004           --         --           --             --                 --
Chief Operating Officer                 2003           --         --           --             --                 --
                                        2002           --         --           --             --                 --
                                        2001           --         --           --             --                 --

Jitu Banker,                            2004           --         --           --             --                 --
Chief Financial Officers                2003           --         --           --             --                 --
                                        2002           --         --           --             --                 --
                                        2001           --         --           --             --                 --

Stock Option Grants

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

Employment Agreements

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

3.3*        Amended Articles of Incorporation of Gourmet Gifts, Inc.

4.1(1)(2)   Specimen Common Stock Certificate.

10.1(3) Promissory Note dated August 10, 2000 between Gourmet Gifts, Inc. and Kim Farran.

10.2(4) Promissory Note dated December 11, 2000 between Gourmet Gifts, Inc. and Stanley K. Stilwell.

10.3* Lease dated July 1, 2002 between IPERS Brea/Golden State Business Parks, Inc. and Nu-Tech Industrial Sales, Inc.

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

GATEWAY INTERNATIONAL HOLDINGS, INC.

By:   /s/ Lawrence A. Consalvi
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Date:  March 21, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Lawrence A. Consalvi
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Director
     Date:  March 21, 2006

By:  /s/Jitu Banker
     -----------------------------------
     Jitu Banker
     Chief Financial Officer and Secretary
     Date:  March 21, 2006

By:   /s/ Lloyd R. Leavitt, III
     -----------------------------------
     Lloyd R. Leavitt, III
     Chief Operating Officer and Director
     Date:  March 21, 2006

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                Table of Contents

                                                                            PAGE
                                                                            ----

Reports of Independent Registered Public Accounting Firm                     F-1
Consolidated Balance Sheets - restated                                       F-2
Consolidated Statements of Operations - restated                             F-3
Consolidated Statement of Stockholders' Deficit - restated                   F-4
Consolidated Statements of Cash Flows - restated                             F-5
Notes to Consolidated Financial Statements - restated                        F-6

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

      We were unable to audit the income from operations of the subsidiaries for the period from October 1, 2002 to December 31, 2002 of $161,456 , which is included in net income for the year ended September 30, 2003 as described in
Note 13 to the financial statements; nor were we able to verify the income from operations of the subsidiaries through other audit procedures.

      In our opinion, except for the effects of such adjustments, if any, has might been determined to be necessary to the statement of operations for the year ended September 30, 2003 had we been able to examine the evidence regarding the income from operations of the subsidiaries for the three months ended December 31, 2002, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gateway International Holdings, Inc. and Subsidiaries as of September 30, 2004 and 2003 and the results of their operations and their cash flows for the year(s) then ended in conformity with accounting principles generally accepted in the United States of America.

      The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $2,216,174 of September 30, 2004 and has incurred a net income of $434,047 for the year ended September 30, 2004. These factors as discussed in Note 2 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As discussed in Note 15, the financial statements for the year ended December 31, 2003 and 2004 have been restated.

/s/KABANI & COMPANY, INC.
KABANI & COMPANY, INC.
Huntington Beach, California

March 25, 2005 except for Notes 2,7,10,11, 15, 17 and 18 which is as of March 10, 2006

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (RESTATED)
                        As on September 30, 2004 and 2003

                                                       2004            2003
                                                   ------------    ------------
Assets

Current Assets:
Cash and cash equivalents                          $    187,062    $      7,964
Accounts receivable, net                                762,177           7,569
Inventories                                             139,214         303,018
                                                   ------------    ------------
      Total current assets                            1,088,453         318,551

Property and equipment,  net                          2,644,925           1,335

Other assets                                             75,646           9,441
                                                   ------------    ------------
                                                   $  3,809,024    $    329,327
                                                   ============    ============

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities           $    775,264    $    639,122
Current portion of notes payable                        807,518         300,601
Current portion of notes payable to related
  parties                                               167,709         197,859
                                                   ------------    ------------
      Total Current liabilities                       1,750,491       1,137,582

Notes payable, less current portion                   2,840,006         653,765
Notes payable to related parties, less
  current portion                                       706,200         459,700
                                                   ------------    ------------
      Total Liabilities                               5,296,697       2,251,047
                                                   ------------    ------------

Commitments and Contingencies


Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000
  shares authorized; no shares issued and
  outstanding                                                --              --
Common stock, $0.001 par value; 100,000,000
  shares authorized; 33,242,000 shares issued
  and outstanding                                        33,242          42,947
Additional paid in Capital                              770,650         760,945
Stockholder note receivable                             (75,391)        (75,391)
Accumulated deficit                                  (2,216,174)     (2,650,221)
                                                   ------------    ------------
      Total stockholders' deficit                    (1,487,673)     (1,921,720)
                                                   ------------    ------------
                                                   $  3,809,024    $    329,327
                                                   ============    ============

           See accompanying notes to consolidated financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended September 30, 2004 and 2003

                                                        2004           2003
                                                    ------------   ------------
                                                                      Restated

Net Sales                                           $  7,204,116   $  3,426,126
Cost of sales                                          4,894,866      2,484,565
                                                    ------------   ------------
    Gross profit                                       2,309,250        941,561

Operating expenses
Payroll and related expenses                             706,531        311,711
Selling, general and administrative expenses           1,017,072        682,502
Impairment of inventory                                  150,000             --
Impairment of investments                                     --        840,827
                                                    ------------   ------------
Total operating expenses                               1,873,603      1,835,040
                                                    ------------   ------------
    Operating income (loss)                              435,647       (893,479)
Other income (expense)
Interest income                                               --            264
Other income                                                  --           (228)
                                                    ------------   ------------
    Total other income (expense)                              --             36
                                                    ------------   ------------
Income (loss) from continuing operations
  before income tax and discontinued
  operations                                             435,647       (893,443)
Provision for income taxes                                 1,600          1,600
                                                    ------------   ------------
    Income (loss) from continued operations              434,047       (895,043)

Income (loss) from discontinued operations                              161,456

                                                    ------------   ------------
Net Income                                          $    434,047   $   (733,587)
                                                    ============   ============

Earnings per share

Net income (loss) per share, continuing
  operations                                        $       0.01   $      (0.02)
                                                    ============   ============
Net income (loss) per share, discontinued
  operations                                        $       0.00   $       0.00
                                                    ============   ============
Net income (loss) per share                         $       0.01   $      (0.02)
                                                    ============   ============
Basic and diluted weighted average shares             33,242,000     43,147,000
                                                    ============   ============

           See accompanying notes to consolidated financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT (RESTATED)
                 For the years ended September 30, 2004 and 2003

                                                                   Additional     Stockholder
                                                                    Paid in           Note        Accumulated        Total
                                          Common Stock              Capital        Receivable       Deficit       Stockholders'
                                     Shares         Par Value        Amount          Amount          Amount          Deficit
                                  ------------    ------------    ------------    ------------    ------------    ------------
Balance, October 1, 2002
  (Adjusted for a stock split,
  2:1 Issued to shareholders in
  August 2004)                      33,442,000    $     33,442    $    115,079    $    (76,461)   $ (1,916,634)   $ (1,844,574)
Issuance of common stock for
  services effective September
  30, 2003                             800,000             800          11,200                                          12,000
Repurchase and cancellation of
  shares                            (1,000,000)         (1,000)        (35,000)                                        (36,000)
Issuance of common stock in
  connection with the
  acquisition of Nelson
  Engineering, Inc. in
  October 2002                       6,175,300           6,175         426,096                                         432,271
Issuance of common stock for
  acquisition of Bechler Cams,
  Inc. in November 2002              3,530,000           3,530         243,570                                         247,100

Decrease in stockholder note
  receivable                                                                             1,070                           1,070
Net Loss for the year                                                                                 (733,587)       (733,587)
                                  ------------    ------------    ------------    ------------    ------------    ------------
Balance, September 30, 2003         42,947,300          42,947         760,945         (75,391)     (2,650,221)     (1,921,720)
                                  ------------    ------------    ------------    ------------    ------------    ------------

Net income for the year                     --              --              --              --         434,047         434,047

Cancellation of Nelson
  Engineering , Inc. common
  shares                            (6,175,300)          (6175)          6,175                                               0
Cancellation of bechler Cams,
Inc. common shares                  (3,530,000)          (3530)          3,530                                               0
                                  ------------    ------------    ------------    ------------    ------------    ------------
Restated Balance as at
September 30, 2004                  33,242,000    $     33,242    $    770,650    $    (75,391)   $ (2,216,174)     (1,487,673)
                                  ------------    ------------    ------------    ------------    ------------    ------------

           See accompanying notes to consolidated financial statement

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended September 30, 2004 and 2003

                                                                      2004            2003
                                                                    Restated        Restated
                                                                  ------------    ------------
Cash Flows from operating activities:
  Net Income (loss) from continuing operations                    $    434,047    $   (895,043)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
    Depreciation and amortization                                      283,181          16,471
    Bad Debt expense                                                    28,631           8,376
    Impairment loss-investment                                                         840,827
    Impairment loss-inventory                                          150,000
    Stocks issued for services                                                          12,000
      Accounts receivable                                             (754,608)           (686)
    Inventories                                                         13,804        (100,733)
    Other assets                                                       (66,204)
    Accounts payable and accrued liabilities                           136,142          88,807
Net cash (used in) provided by operating activities-              ------------    ------------
 continued operations                                                  224,993         (29,981)
                                                                  ------------    ------------
Net cash from discontinued operations                                       --              --
                                                                  ------------    ------------

Net cash provided by (used in) operating activities                    224,993         (29,981)
                                                                  ------------    ------------
Cash flows from investing activities:
  Purchases of property and equipment                               (3,077,946)
  Proceeds from sale of assets                                                          48,000
                                                                  ------------    ------------
Net cash (used in) provided by investing activities                 (3,077,946)         48,000
                                                                  ------------    ------------

Cash flows from financing activities:
  Proceeds on notes payable-related party                              232,163          40,992
  Proceeds on notes payable                                          2,567,725
  Principle repayments on capital lease obligations                                     (5,078)
  Payments on notes payable-related party                                              (36,456)
  Principle borrowings on notes payable to related parties             232,163
  Repurchase of common stock                                                           (36,000)
  Decrease in stockholder note receivable                                                1,070
                                                                  ------------    ------------
    Net cash provided by (used in) financing activities              3,032,051         (35,472)
                                                                  ------------    ------------

    Net increase (decrease) in cash and cash equivalents               179,098         (17,453)
Cash and cash equivalents at beginning of year                           7,964          25,417
                                                                  ------------    ------------
Cash and cash equivalents at end of year                               187,062           7,964
                                                                  ------------    ------------

Supplimental disclosure of cash flow information
Cash paid during the year
    Interest                                                      $    387,889    $    (15,492)
                                                                  ------------    ------------
    Income taxes                                                  $      1,600    $      1,600
                                                                  ------------    ------------
                                                                   (Restated)

           See accompanying notes to consolidated financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended September 30, 2004 and 2003

Supplemental disclosure of non-cash investing and financing activities:

Property acquired through Notes Payables            $  1,250,000   $
                                                    ------------   ------------
Business acquired through Notes Payables            $  1,250,000   $
                                                    ------------   ------------
Businesses acquired thru issuance of common stock   $         --   $    401,415
                                                    ------------   ------------

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Note 1 - Organization and Summary of Significant Accounting Principles

Nature of Business

Gateway International Holdings, Inc. ("We" "the Company") was originally incorporated on September 24, 1997 under the laws of Nevada. The Company and its subsidiaries are engaged in acquiring, refurbishing and selling pre-owned Computer Numerically Controlled machine tool, and manufacturing of precision component parts in the fields of defense, aerospace and medical tools.

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

Other Assets

Other assets consist of the following at September 30, 2004 and 2003:

                                                        2004            2003
                                                    ------------    ------------
Deposits                                            $     11,256    $      9,441
Prepaid Insurance                                         33,555              --
Notes Receivable                                          30,835              --
                                                    ------------    ------------
                                                    $     75,646    $      9,441
                                                    ============    ============

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

Inventory consists of the following at September 30, 2004 and 2003.

                                                       2004             2003
                                                   ------------     ------------
Finished Goods                                     $    139,214     $    303,018
Raw Materials                                                --               --
Work in Process                                              --               --
                                                   ------------     ------------
                                                   $    139,214     $    303,018
                                                   ============     ============

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

Note 2 - Going Concern
The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2004 the Company had an accumulated deficit of $ 2,216,174 and a working capital deficit of $ 662,038. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. Since the year end the Company, being well aware of the need to find additional capital, has raised $775,000 through a subscription of new restricted shares of the Company. The Company intends to raise up to an additional $225,000 through this subscription no later than June 15, 2005. Furthermore the addition of five new profitable subsidiaries has further strengthened the Company.

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Note 3 - Property and Equipment.

Property and equipment consist of the following at September 30, 2004 and 2003:

                                                         2004           2003
                                                     ------------   ------------
Office Equipment                                     $     26,316   $     21,898
Computer equipment                                         39,292         13,925
Furniture and fixtures                                     52,112         39,055
Leasehold Improvements                                     51,540         14,351
Machinery and equipment                                 1,759,772         35,503
Vehicles                                                   23,646             --
Land and Building                                       1,250,000             --
                                                     ------------   ------------
                                                        3,202,678        124,732
Less accumulated depreciation and amortization            557,753        123,397
                                                     ------------   ------------
                                                     $  2,644,925   $      1,335
                                                     ============   ============

The depreciation expense recorded in the financial statements for the year(s) ended September 30, 2004 and 2003 was $ 283,181 and $ 16,471 respectively.

Note 4 - Notes Payable.

Notes payable consist of the following as of September 30, 2004 and 2003:

                                                                                       2004           2003
                                                                                   ------------   ------------
Secured note payable to bank,  collateralized by substantially all the assets of the company and guaranteed by a stockholder(s),  payable in monthly installments of of $ 8,250 including interest of 8% per annum for a 60 month term, with a
balloon payment due at maturity in August 2008.                                    $    702,050   $    744,286

Secured note payable to bank,  collateralized by substantially all the assets of the company and guaranteed by a stockholder(s),  payable in monthly installments of of $ 21,000 including interest at 8% per annum for a 60 month term, with a
balloon payment due at maturity in May 2008.                                          1,462,053             --

Secured  note  payable to bank,  collateralized  by  equipment  purchased by the company  during the year and  guaranteed by a stockholder(s), payable in monthly installments of $4,536.88 including interest at 6.4% per annum for a
36 month term, maturing in November 2006.                                               100,408             --

Secured  note  payable to bank,  collateralized  by  equipment  purchased by the company during the year and guaranteed by a  stockholder(s),  payable in monthly installments of  $2,003 including interest at 7% per annum for a  60 month term,
maturing in November 2008.                                                               80,723             --

             GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Secured  note  payable to bank,  collateralized  by  equipment  purchased by the company during the year and guaranteed by a  stockholder(s),  payable in monthly installments  of  $1,008  including  interest  at 7.45% per annum for a 36 month
term, maturing in October 2006.                                                    $     23,789   $         --

Unsecured  note payable to an  individual,  payable in monthly  installments  of
$15,000 including interest at 6% per annum for a 36 month term, maturing in June
2006.                                                                                   600,362             --

Unsecured  note payable to an  individual,  payable in monthly  installments  of
$15,000 including interest at 6% per annum for a 36 month term, maturing in June
2006.                                                                                   600,362             --

Unsecured note due to a former related party including interest at 10% per annum
has matured and is currently in litigation.                                              64,445         64,445

Unsecured  note payable to an  individual,  payable in monthly  installments  of
$3,500  including  interest at 10% per annum,  maturing in October 2005.                 19,831         22,447

Unsecured  note payable to an  individual,  payable in monthly  installments  of
$10,000 including  interest at 10% per annum,  maturing in November 2004.                13,333        112,083

Unsecured  note payable to an  individual,  payable in monthly  installments  of
$10,000 including interest at 10% per annum, has matured and was paid in full in
fiscal 2004.                                                                                 --         11,104

Unsecured  notes payable to a related party, a stockholder,  for working capital requirements and for payments to certain Gourmet stockholders in connection with the  reverse  merger.  These notes have no  maturity  date,  interest or monthly
payments.                                                                               706,200        459,700

Unsecured,  due on demand,  note payable to a related party, a Stockholder,  for working capital requirements payable in monthly Installments of $2,000 including
interest at 6% per annum.                                                                85,663        100,000

Unsecured  note payable to a related party,  a subsidiary,  for working  capital requirements,  has no maturity date, interest or monthly payments and settled in
fiscal 2004.                                                                                 --         97,860

Unsecured note payable to a related party,  a stockholder,  for working  capital requirements,  which has no maturity date, interest or monthly payments, but due
and payable on demand.                                                                   62,214             --
                                                                                   ------------   ------------
                                                                                   $  4,521,433   $  1,611,925
                                                                                   ============   ============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

                                                         2004           2003
                                                     ------------   ------------
Current portion of notes payable:
Related parties                                      $    167,709   $    300,601
Non Related parties                                       807,518        197,859
                                                     ------------   ------------
                                                          975,227         498460
                                                     ------------   ------------

Long Term portion of notes payable:
Related parties                                           706,200        459,700
Non Related parties                                     2,840,006        653,765
                                                     ------------   ------------
                                                        3,546,206      1,113,465
                                                     ------------   ------------

Total notes payable                                  $  4,521,433   $  1,611,925
                                                     ============   ============

Maturities of notes payable in each of the next five years and thereafter are as follows:

      For the year(s) ending September 30,

            2005    $     975,227
            2006          673,473
            2007          719,900
            2008          545,200
            2009          901,433
      Thereafter          706,200
                    -------------
                    $   4,521,433
                    =============

Note 5 - Accounts Payable and Accrued Expenses:

Accounts Payable and Accrued Expenses consist of the following at September 30, 2004 and 2003:

                                                         2004           2003
                                                     ------------   ------------
Accounts Payable - Trade                             $    635,391   $    467,999
Accrued Expenses                                           23,609          4,167
Accrued Vacation                                            7,500          7,500
Accrued Payroll                                            84,610         10,374
Accrued Taxes                                               6,206             --
Sales Tax Payable                                          12,948         21,282
Accrued Warranty                                            5,000         15,000
Provision ST FFC Equipment                                     --        112,800
                                                     ------------   ------------
                                                     $    775,264   $    639,122
                                                     ============   ============

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

Future minimum rental commitments as of September 30, 2004 are as follows:

                                 Operating
                                   Leases         Total
                               ------------   ------------

                        2005   $     98,796   $     98,796

                        2006         98,796         98,796

                               ------------   ------------
Total minimum lease payments   $    197,592   $    197,592
                               ============   ============

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

4/. Securities and Exchange Commission V Gateway International Holdings, Inc. and Larry Consalvi

In April 2005, the SEC instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against our President, Chief Executive Officer and Director, Larry A. Consalvi. The SEC seeks to suspend the registration of our securities for a period not exceeding 12 months or revoke the registration of our securities pursuant to
Section 12 of the 1934 Act, and to cause us and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. This Administrative Proceeding, File No. 3-11894, arose from our failure to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual reports on Form 10-K for our fiscal years ended September 30, 2004 and 2003, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as our President, caused us to violate these reporting requirements. On August 18, 2005, the Administrative Law Judge issued an Initial Decision and ordered the revocation of each class of our securities pursuant to Section 12(j) of the Securities Exchange Act of 1934 (the "Exchange Act"). It was further ordered that our Chief Executive Officer, President and Director, Larry A. Consalvi, cease and desist from committing any violation or future violations of
Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13. We have now filed all the delinquent 10-K's and 10-Q's referred to above. On September 7, 2005, we filed a petition with the Commission for a review of the Initial Decision, and on September 12, 2005, the Commission granted our petition for review pursuant to Rule 411 of the Commission's Rules of Practice. We now await the fin\al decision of the Commission.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

5. Harvey L. Carmichael v. Integrity Stock Transfer & Registrar, Don Maddalon, Gateway International Holdings, Inc. and Lawrence A. Consalvi, U.S. District Court D. Neveda Case No. 3:05-CV-00608HDM

Plaintiff filed his complaint on October 11, 2005, in the Second Judicial District of Nevada. The complaint asserts various causes of action including breach of contract, breach of fiduiciary duties, misrepresentation, interference with contract, deceptive trade practices, and violation of the federal RICO status based on allegations that the Company, Mr. Consalvi, and its transfer agent wrongfully refused to register stock that plaintiff contends he owns. The complaint seeks unspecified compensatory and punitive damages in an amount exceeding $10,000. On November 8, 2005, the Company removed the case to the United States District Court for the District of Nevada. The Company and Mr. Consalvi believe that the complaint is without merit..

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Note 9 - Business Segments.

Reportable business segments for the year ended September 30, 2004, (the year ended numbers for Eran Engineering, Inc., are from the acquisition date through September 30, 2004,) (the company operated in one segment for the year ended September 30, 2003,) are as follows:
                                                                    Year ended
                                                                   September 30,
                                                                       2004
                                                                   ------------
Net sales from continuing operations
  Elite Machine Tool Company, Inc.                                 $  3,997,391
  Eran Engineering, Inc.                                              3,206,725
                                                                   ------------
                                                                      7,204,116
                                                                   ============

Operating income from continuing operations:
  Elite Machine Tool Company, Inc.                                      188,105
  Eran Engineering, Inc.                                                245,942
                                                                   ------------
                                                                        434,047
                                                                   ============

Depreciation and amortization - continuing operations:
  Elite Machine Tool Company, Inc.                                          247
  Eran Engineering, Inc.                                                282,934
                                                                   ------------
                                                                   $    283,181
                                                                   ============

Identifiable assets - continuing operations:
  Elite Machine Tool Company, Inc.                                 $    459,527
  Eran Engineering, Inc.                                              3,349,496
                                                                      3,809,023
                                                                   ============
Capital expenditures/obligations under capital lease:
  Elite Machine Tool Company, Inc.                                            0
  Eran Engineering, Inc.
                                                                              0
                                                                              0
Interest paid:
  Elite Machine Tool Company, Inc.                                      146,130
  Eran Engineering, Inc.
                                                                        241,759
                                                                   $    387,889

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Note 10 -   Income Taxes

No provision was made for Federal income tax for the year(s) ended September 30, 2004 and 2003, since the Company incurred a net operating loss for the year ended September 30, 2003 and had net operating losses brought forward from prior year(s). In the year ended September 30, 2004, the company generated a net income of $ 434,047 and in 2003 incurred a net loss of $733,587. The Company has brought forward losses for tax purposes of $2,216,174 and $2,650,221 for the year(s) ended September 30, 2004 and 2003 respectively. The net operating loss carry-forwards may be used to reduce taxable income through the year 2024. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences that give rise to deferred tax assets and liabilities at September 30, 2004 and 2003, comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of
September 30, 2004 and 2003 was approximately $ 614,721 and $ 1,124,670 respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry-forwards cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

                                                    Year ended September 30,
                                                    ------------------------

                                                       2004            2003
                                                   ------------    ------------
Deferred tax net operating losses                  $    614,721    $    788,340
Capital loss - impairment of investment                 336,330         336,330
                                                   ------------    ------------
                                                        951,051       1,124,670
Less: Valuation allowance                              (951,051)     (1,124,670)
                                                   ------------    ------------
                                                   $         --    $         --
                                                   ------------    ------------

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                                   September        September
                                                   30, 2004         30, 2003
                                                 ------------     ------------
Tax expense (credit) at statutory rate-federal             34%             (34)%
State tax expense net of federal tax                        6               (6)
Changes in valuation allowance                            (40)              40
                                                 ------------     ------------
Tax expense at actual rate                                 --               --
                                                 ============     ============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

 Income tax expense consisted of the following:

                                                      2004             2003
                                                  ------------     ------------
Current tax expense:

Federal                                           $         --     $         --
State                                                    1,600            1,600
                                                  ------------     ------------
Total Current                                            1,600            1,600

Deferred tax credit:
                                                       522,513          955,969
Federal
State                                                   92,208          168,701
                                                  ------------     ------------
Total deferred                                         614,721        1,124,670
Less: valuation allowance                             (614,721)      (1,124,670)
                                                  ------------     ------------
Net Deferred tax credit                                     --               --
                                                  ------------     ------------
Tax expense                                       $      1,600     $      1,600
                                                  ============     ============

Note11 - Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the year ended September 30, 2004 and September 30, 2003
                                                          2004          2003
                                                      -----------   -----------
Numerator for basic and diluted loss per share:
    Net Income (loss) charged to common stockholders  $   434,047      (733,587)

Denominator for basic and diluted loss per share:
    Weighted average shares                            33,242,000    43,147,000
                                                      -----------   -----------

Basic and diluted loss per share                      $      0.01   $     (0.02)
                                                      ===========   ===========

Note 12 - Acquisition completed in Fiscal 2004.

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

The purchase price of $2,500,000 was financed through a loan from a bank and notes from the seller of the business.

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

Cash and cash equivalents                                          $     55,845
Accounts receivable                                                     281,717
Fixed assets                                                          2,498,693
                                                                   -------------
Less: Negative goodwill                                                (336,255)
                                                                   -------------
Total Assets acquired                                                 2,500,000

Note payable - Bank                                                  (1,300,000)
                                                                   ------------
Note payable - Seller                                                (1,200,000)
                                                                   -------------
TOTAL                                                              $         --
                                                                   ============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Note 13 - Acquisition completed in fiscal 2003.

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

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

Cash and cash equivalents                                          $      2,357
Accounts receivable                                                     684,163
Inventory                                                               798,284
Property and equipment                                                  798,413
Note Receivable from related parties                                    136,456
Other Assets                                                             99,652
Total Assets acquired                                                 2,519,325
Accounts Payable and accrued liabilities                               (652,376)
Loans and Notes Payable                                              (1,402,682)
Deferred tax liabilities                                               (161,692)
                                                                   ------------
TOTAL                                                              $    302,575
                                                                   ============

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

The allocation of the purchase price to the assets and liabilities assumed based on the fair values was as follows:

Cash and cash equivalents                                          $      2,570
Accounts receivable                                                     130,750
Inventory                                                               114,609
Property and equipment                                                    2,476
Other Assets                                                             62,063
Total Assets acquired                                                   312,468
Accounts Payable and accrued liabilities                                (55,428)
Loans and Notes Payable                                                (158,200)
Deferred tax liabilities                                                      0
                                                                   ------------
TOTAL                                                              $     98,840
                                                                   ============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

NOTE   14   - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

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

NOTE   15 -     IMPAIRMENT OF SUBSIDIARIES & INVENTORY

The company impaired two of its subsidiaries, Nelson Engineering, Inc. and Bechler Cams, Inc. effective January 1, 2003. The Company returned the subsidiaries to the former owners of these companies. The transaction was rescinded in its entirety and agreements were signed by all parties releasing all claims. The losses from the impairment of these companies are included in the financial statement for the year ended September 30, 2003. Based upon consultations with the SEC, we have recorded the impairment loss in the second quarter of 2003 as the Company lost control of the subsidiaries effective January 1, 2003. The investment was recorded at the fair value of the Company's shares at the time of acquisition. In addition, we have deconsolidated the subsidiary effective January 1, 2003, based upon the consultations with SEC.

The Company recorded an impairment of the inventory in the year ended September 30, 2004, amounting $150,000. The impairment was recorded as the inventory was related to work order overruns whose cost were expensed when the job order was delivered and the Company believed its recoverability was uncertain.

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

On May 15, 2003 an agreement was reached between the Company on the one hand and Nelson, together with Don Nelson and Rich Lund, both individuals, on the other hand. The agreement of rescission was executed in November 2003. In this agreement the parties agreed to mutually rescind ab initio and cancel all of the contracts, to provide for restitution of consideration and to grant mutual general releases of claims. The agreement upon mutual rescission includes, without limitation, elimination forever of any and all rights and claims on the part of the Company to receive or own shares in Nelson and any and all rights and claims of Nelson, Don Nelson and Rich Lund to receive and own shares of stock of the Company.

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

On November 20, 2003 an agreement was reached between the Company on the one hand and Bechler, together with Daniel Lennert and Laura Stearman, both individuals, on the other hand. In this agreement the parties agreed to mutually rescind the contract effective January 1, 2003. The agreement of rescission was executed in November 2003. The contracts are hereby fully and forever rescinded, cancelled and extinguished. The agreement upon mutual rescission includes, without limitation, elimination forever of any and all rights and claims on the part of the Company to receive or own shares in Bechler and any and all rights and claims of Bechler, Daniel Lennert and Laura Stearman Lund to receive and own shares of stock of the Company.

The company lost control of the entity completely, effective January 1, 2003. The Company record disposal of the entity effective January 1, 2003.

Based upon the fact that the Company lost its control of the subsidiary and the Company's evaluation of value of its investment, the Company recorded an impairment of the investments in the year ended September 30, 2003.

NOTE   16 - SUBSEQUENT EVENTS
Acquisitions:
All American CNC Sales, Inc.

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

All American was acquired to add sales management support and the ability to sell new equipment through the various equipment distributor relationships held by All American. A summary of the All American CNC Sales, Inc. assets acquired, liabilities assumed and consideration for is as follows:
                                                                     Allocated
                                                                      Amount
                                                                   ------------

Current assets                                                     $     65,233
Fixed assets                                                             58,885
Current liabilities                                                    (156,067)
Goodwill                                                                641,949
                                                                   ------------
                                                                   $    610,000
                                                                   ------------

Consideration paid                                                    Amount
------------------                                                 ------------
Stock:
1,000,000 shares of common stock                                   $    610,000
                                                                   ------------
                                                                   $    610,000
                                                                   ============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:

                                                       For the year ended
                                                     September       September
                                                     30, 2004        30, 2003
                                                   ------------    ------------
                                                   (Unaudited)     (Unaudited)
Revenue                                            $    616,817    $    959,054
Net Income (loss) for the period                   $    (76,172)   $    (11,642)

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

A summary of the Accurate Technologies, Inc. assets acquired, liabilities assumed and consideration for is as follows:

                                                                    Allocated
                                                                      Amount
                                                                   ------------

Current assets                                                     $    526,731
Fixed assets                                                            551,036
Current liabilities                                                    (871,655)
Goodwill                                                              9,513,888
                                                                   ------------
                                                                   $  9,720,000
                                                                   ============

Consideration paid                                                    Amount
------------------                                                 ------------
STOCK:
12,000,000 shares of common stock provided by two stockholders     $  9,720,000
                                                                   ============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:

                                                        For the year ended
                                                      September       September
                                                      30, 2004        30, 2003
                                                    ------------    ------------
                                                    (Unaudited)     (Unaudited)

Revenue                                             $  2,941,745    $  3,275,266

Net Income (loss) for the period                    $   (216,283)   $    404,967

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

A summary of ESK, Inc. assets acquired, liabilities assumed and consideration for is as follows:

                                                                     Allocated
                                                                      Amount
                                                                   ------------
Current assets                                                     $          0
Fixed assets                                                                  0
Other assets                                                                  0
Current liabilities                                                          (0)
Goodwill                                                                212,000
                                                                   ------------
                                                                   $    212,000
                                                                   ============

Consideration paid                                                    Amount
------------------                                                 ------------
Cash                                                                     50,000
Common stock - 200,000 shares                                           162,000
                                                                   ------------
                                                                   $    212,000
                                                                   ============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:

                                                        For the year ended
                                                      September       September
                                                      30, 2004        30, 2003
                                                    ------------    ------------
                                                    (Unaudited)     (Unaudited)

Revenue                                             $    148,374    $     77,084

Net Income (loss) for the period                    $     65,760    $      9,714

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

A summary of the Spacecraft Machine Products, Inc. assets acquired, liabilities assumed and consideration for is as follows:

                                                                     Allocated
                                                                      Amount
                                                                   ------------
Current assets                                                     $    648,446
Fixed assets                                                            504,592
Current liabilities                                                  (1,198,580)
Goodwill                                                                548,042
                                                                   ------------
                                                                   $    502,500
                                                                   ============

Consideration paid                                                    Amount
------------------                                                 ------------

Common Stock - 750,000 shares                                      $    502,500
                                                                   ============

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:

                                                       For the year ended
                                                     September       September
                                                     30, 2004        30, 2003
                                                   ------------    ------------
                                                   (Unaudited)     (Unaudited)

Revenue                                            $  1,595,727    $  1,170,009

Net Income (loss) for the period                   $    (91,684)   $    (34,104)

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

A summary of Nu-Tech Industrial Sales, Inc. assets acquired, liabilities assumed and consideration for is as follows:

                                                                     Allocated
                                                                      Amount
                                                                   ------------
Current assets                                                     $    920,771
Fixed assets                                                            470,625
Current liabilities                                                    (982,630)
Goodwill                                                              1,966,234
                                                                   ------------
                                                                   $  2,375,000
                                                                   ============

Consideration paid                                                    Amount
------------------                                                 ------------

Common stock - 2,500,000 shares                                    $  2,375,000
                                                                   ============

Unaudited Pro-forma revenue and net income assuming the transaction had been completed at the beginning of the periods reported, on pro-forma financial results would be as follows:

                                                         For the year ended
                                                      September       September
                                                      30, 2004        30, 2003
                                                    ------------    ------------
                                                    (Unaudited)     (Unaudited)

Revenue                                             $  3,932,387    $  3,411,592

Net Income (loss) for the period                    $    307,217    $     15,937

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

Combined proforma information for all the subsequent acquisition

The Unaudited Combined Pro-forma revenue, net income and income per share assuming the transaction had been completed at the beginning of the periods reported, for Gateway International Holdings Inc. and subsidiaries, the pro-forma financial results would be as follows:

                                                      For the year ended
                                                  September          September
                                                  30, 2004           30, 2003
                                               --------------     --------------
                                                 (Unaudited)        (Unaudited)

Revenue                                        $   16,430,166     $   12,319,131

Net Income (loss) for the period               $      422,885     $      330,656

Net Income (loss) per share- Basic             $         0.01     $         0.01

Net Income (loss) per share-Diluted            $         0.01     $         0.01
                                               --------------     --------------

Equity

The company filed for approval for the sales of common restricted stock of up to $1,000,000.00. The company has received the sum $ 775,000 for a total share issue of 1,319,299 common shares. The company anticipates closing the subscription no later than June 15, 2005 and expects to complete the full subscription.

Note 17 Restatement

Subsequent to the issuance of the Company's financial statements as of and for the years ended September 30, 2004, and 2003, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the amount of impairment of investments was not recorded and the value of the acquisition of two subsidiaries, Nelson Engineering, Inc. and Bechler Cams, Inc. was incorrectly recorded.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

The Company has restated its financial statements for these adjustments as of September 30, 2003 and 2004.

The effect of the corrections is as follows:

                                                        PREVIOUSLY                      PREVIOUSLY
                                                         REPORTED        RESTATED        REPORTED        RESTATED
                                                       ------------    ------------    ------------    ------------
                                                         As of September 30, 2004        As of September 30, 2003
Balance Sheet
-------------
Shareholders Equity
  Common Stock                                                                               33,242          42,947
  Additional paid in capital                                 91,279         770,650          91,279         760,945
  Accumulated deficit                                    (1,536,803)     (2,216,174)     (1,970,850)     (2,650,221)
Total stockholders deficit                               (1,487,673)     (1,487,673)     (1,921,720)     (1,921,720)

Statement of Operations
-----------------------
Cost of goods sold                                        5,044,866       4,894,866
Operating expenses
Impairment of investments                                                                                   840,827
Impairment of inventory                                                     150,000
Total operating expenses                                                                    994,213       1,835,040
Operating income (loss)                                                                     (52,652)       (893,458)
Income (loss) from continuing operations
before income tax and discontinued operations                                               (52,616)       (893,443)
Income (loss) from continued operations                                                     (54,216)       (895,443)
Gain (loss) 0n disposal                                                                                     161,456
Net income (loss)                                                                           (54,216)       (733,587)

Net income (loss) per share, continuing operations                                             0.00           -0.02
Net income (loss) per share, discontinued operations                                           0.00            0.00
Net income (loss) per share                                                                    0.00           -0.02
Basic and diluted weighted average shares                                                33,442,000      42,947,000

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2004 and 2003

NOTE   18 -  RECLASSIFICATION

For comparative purposes, prior period's consolidated financial statements have been reclassified to conform to report classifications of the current period.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

                                                      YEAR ENDED SEPTEMBER 30, 2004
                                                             QUARTERS  ENDED
                                  December                                     September
                                    31,         March 31,       June 30,           30,
                                   2003           2004            2004            2004            Total
                               ------------   ------------    ------------    ------------    ------------
Revenues                          1,601,341      1,208,419       2,048,350       2,346,006       7,204,116

Net Income                           26,009        (46,655)        205,172         249,521         434,047

Net Income per share - basic           0.00          (0.00)           0.01            0.01            0.01

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)
                                                      YEAR ENDED SEPTEMBER 30, 2003
                                                             QUARTERS  ENDED
                                  December                                     September
                                    31,         March 31,       June 30,           30,
                                   2003           2004            2004            2004            Total
                               ------------   ------------    ------------    ------------    ------------
Revenues                          1,227,285        735,538         814,131         649,172       3,426,126

Net Income                          128,715       (722,324)        (41,747)        (98,231)       (733,587)

Net Income per share - basic           0.00          (0.00)          (0.00)          (0.00)          (0.02)