Form 10KSB
period 2005-09-30
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2006-03-23
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

      |X| Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year ended September 30, 2005, was $19,563,354

Based on the closing sale price of $1.45 on September 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $9,939,460.

As of March 21, 2006, there were 42,486,666 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


                      GATEWAY INTERNATIONAL HOLDINGS, INC.

                                   Form 10-KSB
                  For the Fiscal Year Ended September 30, 2005

                                TABLE OF CONTENTS

PART I.........................................................................1
  ITEM 1.    BUSINESS..........................................................2
  ITEM 2.    DESCRIPTION OF PROPERTY..........................................11
  ITEM 3.    LEGAL PROCEEDINGS................................................11
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............14
PART II.......................................................................15
  ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
             AND SMALL ISSUER PURCHASES OF EQUITY SECURITIES..................15
  ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........19
  ITEM 7.    FINANCIAL STATEMENTS.............................................31
  ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................31
    ITEM 8A. CONTROLS AND PROCEDURES..........................................32
    ITEM 8B. OTHER INFORMATION................................................32
PART III......................................................................35
  ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.......35
  ITEM 10.   EXECUTIVE COMPENSATION...........................................38
  ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.......................................................40
  ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................42
  ITEM 13.   EXHIBITS.........................................................44
  ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................45

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

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

Corporate History

Gateway International Holdings, Inc. ("us", "we", "our" or the "Company") (previously Gourmet Gifts, Inc.) is a public company whose common stock is quoted on the Pink Sheets under the symbol "GWYI". Prior to December 11, 2001, we were engaged in the business of catalogue retail gifts. At the time, our principal business activity entailed the packaging, sale and delivery of seasonal gourmet food and beverage items. However, due to difficulty in raising additional working capital to execute our business plan, we ceased operations, and subsequently completed our reverse takeover of E.M. Tool Company, Inc. d.b.a. Elite Machine Tool Company ("Elite Machine"). Following our acquisition of Elite Machine as a wholly-owned subsidiary, we changed our corporate name to Gateway International Holdings, Inc.

We are now a diversified holding company that operates through our wholly-owned subsidiaries, principally in the aerospace and defense markets. We currently have 6 wholly-owned, operating subsidiaries: E.M. Tool Company, Inc. d.b.a. Elite Machine Tool Company, Eran Engineering, Inc., All American CNC Sales, Inc., A-Line Capital Corporation, Gledhill/Lyons, Inc. d.b.a. Accurate Technology, and Nu-Tech Industrial Sales, Inc. Our strategy is to identify and acquire profitable, cash flow positive companies that will complement and diversify our existing portfolio of wholly-owned subsidiary companies, with a focus on the aerospace and defense markets.

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

RESCINDED ACQUISITIONS

Nelson Engineering, Inc.

On October 4, 2002, we entered into an Agreement of Merger with Nelson Engineering, Inc. ("NEI"), a first-tier manufacturer of precision machine parts in the electronics, medical and automotive industry sectors, and GWIH Acquisition Corp. II, our wholly-owned subsidiary formed solely for the purpose of effecting the merger with NEI. Pursuant to the Agreement of Merger, we issued 12,350,600 restricted shares of our common stock in exchange for all of the 1,935 common shares of NEI issued and outstanding as of the date of the acquisition. Subsequent to the merger, we filed a Current Report on Form 8-K regarding the merger of NEI with and into our wholly-owned subsidiary, and following the effective date of the merger, NEI continued as our wholly-owned subsidiary. In the months following the merger, disputes arose between the President and former controlling shareholder of NEI, and our management over significant apparent differences in our respective business objectives and policies, such that the parties each determined that they could not work together and that the merger of NEI should be rescinded. Accordingly, the parties amicably negotiated a Mutual Rescission of Contracts and Release of Claims, effective January 1, 2003, pursuant to which the merger transaction was rescinded. In connection with the rescission, we returned to the former shareholders of NEI their shares of NEI acquired in the merger, in exchange for their return of the shares of our stock they received in the merger, and the immediate resignation of Don Nelson from our Board of Directors. The agreement also contained mutual releases of claims. Accordingly, NEI no longer operates as our subsidiary or affiliate.

Bechler Cams, Inc.

On November 15, 2002, we closed the acquisition of 100% of the outstanding capital stock of Bechler Cams, Inc., a California corporation ("BCI"), pursuant to an Agreement and Plan of Reorganization dated as of March 31, 2002, as amended on October 4, 2002, among us, BCI, and GWIH Acquisition Corp., our wholly-owned subsidiary formed solely for the purpose of effecting the merger with BCI (the "Bechler Agreement"). BCI is a machine shop specializing in the manufacturing of precision component parts for customers in the aerospace and defense sectors and surgical instruments and components in the medical sector. Pursuant to the Bechler Agreement, we issued 23,675,000 shares of our common stock in exchange for all of the capital stock of BCI issued and outstanding as of the date of the merger. The merger became effective on November 15, 2002 upon the filing of the Articles of Merger with the Nevada and California Secretaries of State. Subsequent to the merger, we filed a Current Report on Form 8-K regarding the merger of BCI with and into our wholly-owned subsidiary, and following the effective date of the merger, BCI continued as our wholly-owned subsidiary.

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

RECENT ACQUISITIONS

All American CNC Sales, Inc.

In October 2004, we acquired All American CNC Sales, Inc. ("All American") from its two shareholders, Tim Consalvi and Kathy Consalvi, pursuant to a Share Exchange Agreement whereby we acquired all the outstanding capital stock of All American, aggregating 9,000 shares, for 1,000,000 restricted shares of our common stock. Further and as contingent consideration for the acquisition of All American's capital stock, we agreed to issue an additional 250,000 shares of our common stock to Tim Consalvi and Kathy Consalvi if All American's gross profit equals or exceeds $300,000 in our fiscal year 2005, and another 250,000 shares of our common stock if All American's gross profit equals or exceeds $300,000 in our fiscal year 2006. In our fiscal year 2005, All American's gross profits amounted to $786,000, which exceeded the combined profit goals stated in the Share Exchange Agreement. Consequently, on December 21, 2005 our Board of Directors approved and issued all 500,000 contingent shares to the shareholders from whom we acquired All American. In connection with the acquisition, All American entered into an employment agreement with Tim Consalvi to serve as an executive officer of All American for a period of one year at an annual base salary of $168,000 plus reimbursement of reasonable expenses. All American currently operates as our wholly-owned subsidiary. Tim Consalvi is the brother of Larry Consalvi, our Director and President, and Kathy Consalvi is his wife (See: Related Party Transactions).

All American was incorporated under the laws of the state of California in November 1993, and today specializes in the sale of new CNC machines throughout the Southern California market, of which it has an approximate market share of 25% and a current customer base of over 360 companies. The primary product lines offered through All American include: Fadal Vertical Machining Centers, Giddings and Lewis Horizontal Boring and Machining Centers, Hessapp CNC Turning and Hwacheon CNC Turning. In addition to the machinery, All American carries a complete accessory line to support its customer base. All items carried by All American CNC Sales are represented on an exclusive basis. The top ten customers of All American are, in descending order: (1) Boeing C-17 Quick Response Team,
(2) Boeing Strategic Defense Team, (3) Boeing Unmanned Aircraft Exploration, (4) Camtech Corporation, (5) Precise Solutions, (6) John Force Racing, (7) Edwards Life Sciences, (8) Norotos, Inc., (9) Beckman Coulter, and (10) St. Gobain. Our management believes that All American's business compliments that of our other companies, particularly, Elite Machine.

Gledhill/Lyons, Inc. d.b.a. Accurate Technology

In December 2004, we acquired Gledhill/Lyons, Inc., a California corporation doing business as Accurate Technology ("Accurate"), from its two shareholders, William Gledhill and David Lyons, pursuant to a Share Exchange Agreement whereby we acquired all the outstanding capital stock of Accurate, aggregating 1,000 shares, in exchange for 12,000,000 restricted shares of our common stock. In connection with the acquisition, Accurate entered into employment agreements with David Lyons to serve as its President at an annual base salary of $192,000 and with William Gledhill to serve as its Vice President at an annual base salary of $192,000. Accurate currently operates as our wholly-owned subsidiary. William Gledhill is the son of our Director and Vice President, Joseph T. W. Gledhill.

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

On the other hand, the continued "war on terrorism" has resulted in increased military and defense spending, and the United States government has increased its budget for aerospace and defense spending from $328 billion in 2002 to $379 billion in 2003. In the U.S. Government's fiscal year of 2004, Congress appropriated $375 billion for the Department of Defense, a 21 percent increase in funding since 2001. This amount includes $140 billion for weapons and equipment procurement and research and development activities, an increase of 36 percent since 2001. Congress provided additional funding for Operation Iraqi Freedom, bringing the Department of Defense's total funding to over $440 billion for fiscal year 2004. For fiscal year 2005, the president has requested that Congress appropriate $402 billion for the Department of Defense, a 7 percent increase over 2004, including $144 billion for procurement and research and development. While the Department of Defense funding level may change over time, expected levels of funding available for the next several years should remain relatively stable for 2004 and 2005. (See: Aerospace and Defense Industry Report, www.mccombs.utexas.edu/AIMCenter/AppInvMan/Industry%20Reports/2004-2005/
Wrighton.pdf, released November 5, 2004 by MBA Investment Fund, LLC). Some of our top customers, including Boeing, are dominant players within US aerospace and defense spending.

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

Employees

At September 30, 2005, we and our wholly-owned subsidiaries collectively employ 79 full-time employees and 3 part-time employees. These employees devote as much time as they determine is necessary to carry out our affairs. We are not aware nor have we been made aware of any problems with regards to our relationships with these employees and therefore believe that our relationships with them are good. Our employees are not represented by a collective bargaining organization and we have not experienced any work stoppage.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 13,820 square feet of office and warehouse space in Anaheim, California at a monthly rental rate of approximately $8,400 per month. This facility serves as our primary place of business as well as the primary place of business for our wholly-owned subsidiary, E.M. Tooling Company, Inc. The lease is set to expire on September 30, 2006.

Our wholly-owned subsidiary, Nu-Tech, leases approximately 3,325 square feet of office space in Brea, California at a monthly rental rate of $2,880. This facility serves as the primary place of business of Nu-Tech. The lease is set to expire on September 30, 2006, although Nu-Tech has two options to extend the term of the lease for a period of 36 months each, at a rental rate adjusted to 95% of the then fair market value for comparable properties in the Brea/Fullerton, California areas. In addition, Nu-Tech has the right of first refusal to lease the adjacent unit as well.

Our wholly owned subsidiary, Eran Engineering purchased certain real property and a building located at 1021 Fuller Street, Santa Ana, California upon which it currently operates. The purchase price for the building was $1,250,000, and was paid as follows: $650,000 in cash and a promissory note in the principal amount of $600,000, bearing simple interest at the rate of 6% per annum. The cash portion of the purchase price paid by us for Eran Engineering and the building was financed pursuant to a term loan from Financial Federal Credit ("FFC"), in the principal amount of $1,300,000. The loan from FFC is primarily secured by a deed of trust on the building acquired by Eran Engineering and a security interest in all the equipment owned by Eran Engineering.

Our wholly-owned subsidiary, Accurate Technology, leases certain real property located in Anaheim California at a monthly rental rate of $6,300, pursuant to a lease agreement, dated April 2, 2001. The lease is set to expire on May 31, 2007. Accurate also leases certain other real property located in Anaheim, California at a monthly rental rate of $5,440, pursuant to a lease agreement dated November 4, 2004. This lease is set to expire on December 31, 2009.

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

o On January 4, 2005, a complaint was filed against our wholly-owned subsidiary, Elite Machine Tool Company, Inc., in the matter entitled BTL Machine v. Elite Machine Tool Company, Inc. The complaint was filed in Case No. 05CC01842 in the Superior Court of California, County of Orange, and alleges causes of action for breach of contract and implied warranty related to BTL Machine's claim that it received defective products from Elite Machine. BTL Machine seeks to recover approximately $64,000 in damages. The management of Elite Machine has denied any such liability for defective products and intends to vigorously defend the action. Elite Machine has filed a cross-compliant against BTL Machine seeking to recover approximately $5,000 in past due accounts receivable. The parties are currently under discussions to settle this matter and, as such, our counsel has advised us that it is premature to attempt to estimate any potential outcome or loss at this time.

o On December 8, 2004, a complaint was filed against us and some of our principals by the Duffy Law Firm in the matter entitled The Duffy Law Firm vs. Gledhill, et al. The complaint was filed in Case No. 04CC11981 in the Superior Court of California, County of Orange, and alleges causes of action for breach of contract, open book account, quantum meruit, and declaratory relief related to the plaintiff's claim for unpaid legal services. We have settled this matter with the plaintiff and have agreed to make six monthly payments to plaintiff in the amount of $10,000 per month. Any such liability has been reflected in our Consolidated Financial Statements for the fiscal year ended September 30, 2005.

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

      As a result, on October 16, 2003 we were advised by the Central Regional Office of the SEC that it intended to recommend that the SEC institute enforcement proceedings against us, and our President, Larry A. Consalvi in connection with our inability to file timely quarterly reports for the periods ended March 31, 2003 and June 30, 2003 and our annual report for the fiscal year ended September 30, 2003. In addition, the Central Regional Office of the SEC recommended the institution of enforcement proceedings against us for alleged antifraud violations based on false and misleading statements contained in our Current Report on Form 8-K, filed October 18, 2001 and information statements filed on or about January 10, 2002, January 23, 2002, and January 25, 2002, which were signed by our former president, Joe Thomas relating to Mr. Thomas' ownership of our stock and his compliance with certain reporting requirements and for failing to disclose payments made by an officer of E.M. Tool Company to us in connection with the reverse merger (see above). Upon recommendation by the Central Regional Office of the SEC, the SEC subsequently issued an Order Instituting Proceedings, Making Findings, and Imposing a Cease-And-Desist Order Pursuant to Section 21C of the Securities Exchange Act of 1934 and Revoking Registration of Securities Pursuant to Section 12(j) of the Securities Exchange Act of 1934 (the "Order Instituting Proceedings"). In the Order Instituting Proceedings, the SEC found that we failed to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual report on Form 10-K for the fiscal year ended September 30, 2003, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as our President, caused us to violate these reporting requirements. In anticipation of the Order Instituting Proceedings, we submitted an Offer of Settlement of Gateway International Holdings, Inc. and Larry A. Consalvi (the "Settlement Offer"), in which we consented to an entry of an Order by the SEC which revoked the registration of our securities and Mr. Consalvi consented to a cease-and-desist order requiring that he refrain from any future violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 and 13a-13 thereunder. We and Mr. Consalvi have subsequently withdrawn our consent following a determination to bring us back into reporting compliance.

o On February 27, 2004, Nelson Engineering filed a complaint against us in the matter entitled Nelson Engineering, Inc. v. Gateway International Holdings, Inc. The complaint was filed in the Superior Court of California, County of Orange as Case No. 04CC03433. The plaintiff, a former related party, sought repayment of a loan that was provided to the Company on or about July 1, 1999 in the approximate amount of $235,000. We did not dispute that such amounts were owed to the plaintiff. We have settled this matter with the plaintiff and have paid in full the balance owed to Nelson Engineering.

o We have retained counsel to represent our subsidiary, Elite Machine, and commence an action against Viking Products, Inc. ("Viking"). The dispute arose as a result of Elite Machine's purchase of three Kitamura machines from Viking on September 20, 2005, which Elite Machine later discovered had latent defects. These defects were not disclosed by Viking prior to the parties' entry into a purchase agreement. In addition, Elite Machine agreed to take possession of another machine from Viking and attempt to sell the machine on consignment. This machine, likewise, had undisclosed, latent defects which, in the opinion of Elite Machine's management, rendered the machine worthless. However, at the time Elite Machine took possession of the machine, the anticipated value was estimated to be $5,000. Accordingly, there is a possibility that Viking will cross-complain against Elite Machine for the $5,000 deemed value of the machine. Accordingly, we estimate the maximum potential liability to Elite Machine to be limited to $5,000. As of the filing of this Annual Report, no complaint for damages has yet been filed.

o We have retained counsel to represent our subsidiary, Nu-Tech, and commence an action for the collection of outstanding receivables approximating $75,000 due to Nu-Tech from MC2 Custom Alloys, Inc. ("MC2"). We have reserved this amount as a doubtful account on our Financial Statements. We are not aware of any possible counterclaims against Nu-Tech by MC2. As of the filing date of this Annual Report, no complaint for damages has yet been filed.

o On August 8, 2005, we filed a complaint against one of our customers in the matter entitled Gateway International Holdings, Inc. d.b.a Elite Machine Tool Company v. Hunt Enterprises. The complaint was filed in Case No. 05CC09063 in the Superior Court of California, County of Orange, and alleges causes of action for breach of contract and common counts. The dispute arose as a result of the defendant's failure to deliver equipment that we purchased pursuant to a contract and for which we paid $20,000 in full payment for such equipment. Although we anticipate a favorable ruling, this matter is currently in the discovery phase and, as such, our counsel has advised us that it is premature to attempt to estimate any potential outcome at this time.

o On August 12, 2005, a complaint was filed against our Company, in the matter entitled Mouton v. Gateway International Holdings, Inc. by our former Chief Financial Officer. The complaint was filed in Case No. 05CC09234 in the Superior Court of California, County of Orange, and alleges causes of action for declaratory relief, conversion, claim and delivery, constructive trust, and seeks an order requiring that we replace 600,000 restricted shares of our common stock that were issued to the plaintiff, but subsequently cancelled by us with 600,000 unrestricted shares of our common stock. We have filed a cross-complaint alleging causes of action for breach of written contract, violation of Labor Code ss. 2865, declaratory relief, injunctive relief, misrepresentation, and breach of duty of loyalty. The plaintiff served as our Chief Financial Officer from December 2001 until his resignation in August 2002. Previous to this, the plaintiff had been employed by the Company since 1988. This matter is currently in the discovery phase and, as such, our counsel has advised us that it is premature to attempt to estimate any potential outcome at this time.

o On October 11, 2005, a complaint was filed against our Company in the matter entitled Carmichael v. Integrity Stock Transfer, et. al. The complaint was filed in the Second Judicial District of the Court of Nevada as Case No. CV05-023065 and alleges various causes of action including breach of contract, breach of fiduciary duties, misrepresentation, interference with contract, deceptive trade practices, and violations of the federal RICO statutes. The complaint alleges that the Company, our president and our stock transfer agent wrongfully refused to register stock that the plaintiff contends he owns. The complaint seeks unspecified compensatory and punitive damages in an amount exceeding $10,000. On November 8, 2005, we removed the case to the United States District Court for the District of Nevada. We and our president believe that the complaint is without merit and we intend to vigorously defend against this action. No assessment can be made of the likelihood of any particular outcome in this case, which is still in its early stages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended September 30, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL ISSUER PURCHASES OF EQUITY SECURITIES

Up until June 14 2003, our common stock was traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol GWIH.OB. Since June 15, 2003, our common stock has been traded on the Pink Sheets under the Symbol GWYI.PK. The following table indicates quarterly high and low price per share for our common stock during the fiscal year ended September 30, 2005. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions. The market for our shares has been sporadic and at times very limited.

Fiscal Year Ended September 30, 2005

                                          HIGH          LOW

4th Quarter ended September 30, 2005   $   1.45      $   1.03
3rd Quarter ended June 30, 2005        $   2.05      $   1.85
2nd Quarter ended March 31, 2005       $   1.01      $   0.80
1st Quarter ended December 31, 2004    $   1.00      $   0.70
4th Quarter ended September 30, 2004   $   0.65      $   0.58
3rd Quarter ended June 30, 2004        $   0.06      $   0.06
2nd Quarter ended March 31, 2004       $   0.05      $   0.05
1st Quarter ended December 31, 2003    $   0.06      $   0.06

The closing price of our common stock as of February 24, 2006 was $ 0.90 per share.

Number of Shareholders

At September 30, 2005, we had approximately 85 stockholders of record of our common stock. This figure does not include beneficial owners of common stock held in nominee or street name, as we cannot accurately estimate the number of these beneficial owners.

Dividend Policy

In May 2005, our management declared and paid a dividend of $0.005 on our common stock, which was paid to all shareholders except shareholders who are also Board members or their family members, all of whom waived their right to receive this dividend payment. Payment of future dividends, if any, on our common stock, will be dependent upon the amounts of our future after-tax earnings, if any, and will be subject to the discretion of our Board of Directors. Our Board of Directors is not legally obligated to declare dividends, even if we are profitable.

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

Recent Sales of Unregistered Securities

On December 31, 2005, we issued 500,000 restricted shares of our common stock to two of our existing shareholders from whom we acquired All American. The issuance of these shares was approved by our Board of Directors. We issued these shares in connection with our acquisition of All American, pursuant to which we are obligated to issue 250,000 shares of our common stock to these shareholders if All American's gross profit equals or exceeds $300,000 in our fiscal year 2005, and another 250,000 shares of our common stock if All American's gross profit equals or exceeds $300,000 in our fiscal year 2006. In our fiscal year 2005, All American's gross profits amounted to $786,000, which exceeded the combined profit goals of fiscal 2005 and 2006 as indicated in the Share Exchange Agreement. Accordingly, our Board of Directors approved and issued these shares to these shareholders. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

On December 31, 2005, we issued 450,000 unrestricted shares of our common stock to an existing shareholder from whom we acquired Spacecraft. The issuance of these shares was approved by our Board of Directors. We issued these shares in connection with our acquisition of Spacecraft, pursuant to which we are obligated to issue 150,000 restricted shares of our common stock in each year that Spacecraft meets certain annual profit goals as follows: $200,000 gross profits by December 31, 2005, $300,000 gross profits by December 31, 2006, and $350,000 by December 31, 2007. In June 2005, we merged the operations of Spacecraft with that of Accurate Technology who now supplies the former customers of Spacecraft. We anticipate that the gross profits from the sale by Accurate Technology to the former customers of Spacecraft will exceed the combined profit targets specified in the Share Exchange Agreement, and accordingly, our Board of Directors approved and issued all contingent shares to this shareholder. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

On September 12, 2005, we entered into a consulting agreement with Balmoral Financial Services Companies ("Balmoral") to provide us assistance in our financing efforts and merger negotiation. Pursuant to the consulting agreement, we paid Balmoral the sum of $10,055, and are obligated to issue 2,300,000 restricted shares of our common stock to Balmoral, 350,000 of which were issued upon execution of the consulting agreement, and the remainder to be issued upon the execution of agreements providing for equity financing or lines of credit in favor of the Company in the amount of at least $15,000,000 as more particularly described in Exhibit A to the Consulting Agreement. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

On September 1, 2005, we entered into an employment agreement with Mr. Jitu Banker to serve as our Chief Financial Officer at a compensation rate of $156,000 per annum. In addition, we issued 300,000 restricted shares of our common stock to Mr. Banker as a signing bonus. The initial term of this employment agreement is for three years commencing on September 1, 2005, and automatically renews for successive one year terms unless earlier terminated by either party. The employment agreement provides that the Mr. Banker may be terminated for cause. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

On September 1, 2005, we entered into a consulting agreement with Mr. Anthony Anish to assist us with the management of our business and financial affairs at an hourly rate of $130/hour. In addition, we issued 500,000 restricted shares of our common stock to Mr. Anish as a signing bonus. The initial term of this consulting agreement is for three years commencing on September 1, 2005, and automatically renews for successive one year terms unless earlier terminated by either party. The consulting agreement provides that the agreement may be terminated for cause. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

In March 2005, we issued 2,500,000 restricted shares of our common stock pursuant to a Share Exchange Agreement in connection with our acquisition of Nu-Tech Industrial Sales, Inc. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

In February 2005, we issued 740,000 restricted shares of our common stock to an accredited investor (as such term is defined in Regulation D) pursuant to a Subscription Agreement at a purchase price of $0.486 per share. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In February 2005, we issued 133,334 restricted shares of our common stock to an accredited investor (as such term is defined in Regulation D) pursuant to a Subscription Agreement at a purchase price of $0.75 per share. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In February 2005, we issued 357,142 restricted shares of our common stock to an accredited investor (as such term is defined in Regulation D) pursuant to a Subscription Agreement at a purchase price of $0.70 per share. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In August 2005, we issued 50,000 restricted shares of our common stock to an accredited investor (as such term is defined in Regulation D) pursuant to a Subscription Agreement at a purchase price of $1.00 per share. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In May 2005, we issued 29,412 restricted shares of our common stock to an accredited investor (as such term is defined in Regulation D) pursuant to a Subscription Agreement at a purchase price of $0.85 per share. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In January 2005, we issued 600,000 restricted shares of our common stock pursuant to a Share Exchange Agreement with Lloyd R. Leavitt, III and the Leavitt Family Trust, in connection with our acquisition of Spacecraft Machine Products, Inc. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In December 2004, we issued 12,000,000 restricted shares of our common stock pursuant to a Share Exchange Agreement with David Lyons and William Gledhill in connection with our acquisition of Accurate Technology, Inc. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In December 2004, we issued 512,820 restricted shares of our common stock pursuant to a Share Exchange Agreement with Alice Thallmayer and Hans Thallmayer in consideration for a reduction of the outstanding debt owed to Alice Thallmayer and Hans Thallmayer by $400,000, thereby leaving an aggregate balance of $758,374. In addition, we issued 833,378 restricted shares of our common stock to Alice Thallmayer and Hans Thallmayer to be held by them as additional security for the payments due under this loan until such time as we repay this debt in full. This debt was incurred in connection with our acquisition of Eran Engineering. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In December 2004, we issued 219,780 restricted shares of our common stock pursuant to a Share Exchange Agreement with Erich Thallmayer in connection with our acquisition of ESK, Inc. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In October 2004, we issued 1,000,000 restricted shares of our common stock pursuant to a Share Exchange Agreement with Tim Consalvi and Kathie Consalvi in connection with our acquisition of All American CNC Sales, Inc. We believe the issuance was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

In March 2004, we filed a Notice of Sale of Securities on Form D for the sale of restricted shares of our common stock to accredited investors at a purchase price of $0.75 per share for up to an aggregate of $1,000,000. The sale of our restricted common shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 506 of Regulation D, promulgated under the Securities Act. This offering closed on August 5, 2005, and at February 27, 2006, we have received the sum of $785,000 for a total issuance of 1,309,888 shares of restricted common stock.

Purchases of Equity Securities

We are required by the Securities Act of 1933 to disclose, in tabular format, any repurchases of our securities in the fourth quarter of our fiscal year ended September 30, 2004. We did not repurchase any of our securities in the fourth quarter of our fiscal year ended September 30, 2004, and accordingly, we have eliminated such table.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

GENERAL

The following presentation of Management's Discussion and Analysis of Financial Condition has been prepared by internal management and should be read in conjunction with the Financial Statements and notes thereto included in Item 7 of this Annual Report on Form 10-KSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the "safe harbor" protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here.

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

As of February 27, 2006, we are a diversified holding company that operates through our wholly-owned subsidiaries principally in the aerospace and defense markets. We currently have 6 subsidiaries in operation including: Eran Engineering, Inc., Elite Machine Tool Company, Inc., All American CNC Sales, Inc., A-Line Capital Corporation, Accurate Technology, and Nu-Tech Industrial Sales, Inc. Our strategy has been to seek and acquire profitable, cash flow positive companies that will complement and diversify our existing portfolio of companies with a focus on potential acquisitions in the aerospace and defense markets.

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

The industries in which we operate and the markets that we serve tend to be highly cyclical. The machine tool industry, in particular from 1998 to 2003, experienced a significant decline in global demand. Cyclical weakness in the industries we serve could lead to a reduced demand for our products.

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

Our products are sold primarily throughout the United States of America. Although we perform periodic credit evaluations of our customers, we do no obtain collateral with which to secure our accounts receivable. Accordingly, our ability to collect receivables may be materially affected by economic fluctuations in the geographic areas we serve. In addition, our management periodically reviews accounts receivable and actively pursues all doubtful accounts. Although we expect to collect all amounts due, actual collections may differ materially from the reported amounts. Therefore, our management has provided for an allowance for doubtful accounts in the amount of $129,000 as of September 30, 2005 and $6,400 as of September 30, 2004. The increase in our provision for doubtful accounts is due primarily to a large provision against doubtful receivables at Nu-Tech.

During our fiscal year 2005, sales to three customers comprised approximately 39.5% of our net revenues, and in our fiscal year 2004, sales to two customers comprised approximately 26.48% of our net revenues. At September 30, 2005, two customers accounted for approximately 40% of our accounts receivable, and at September 30, 2004, two customers accounted for approximately 61% of our accounts receivable. If our relationship with these customers is adversely altered, our future results of operations and financial condition could be materially adversely affected.

In addition to the risks identified above, the SEC has instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against our President, Chief Executive Officer and Director, Larry A. Consalvi. The SEC seeks to suspend the registration of our securities for a period not exceeding 12 months or to revoke the registration of our securities pursuant to Section 12 of the 1934 Act, and to cause us and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. This Administrative Proceeding, File No. 3-11894, arose from our failure to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual reports on Form 10-K for our fiscal years ended September 30, 2004 and 2003, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as our President, caused us to violate these reporting requirements. On August 18, 2005, the Administrative Law Judge issued an Initial Decision and ordered the revocation of each class of our securities pursuant to Section 12(j) of the Securities Exchange Act of 1934 (the "Exchange Act"). It was further ordered that our Chief Executive Officer, President and Director, Larry A. Consalvi, cease and desist from committing any violation or future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13. On September 7, 2005, we filed a petition with the Commission for a review of the Initial Decision, and on September 12, 2005, the Commission granted our petition for review pursuant to Rule 411 of the Commission's Rules of Practice. We now await the final decision of the Commission. If the registration of our securities is either suspended or revoked, our stockholders will not be able to publicly sell our securities unless and until, whatever the case may be, the period of suspension is over or we are able to have a new registration statement declared effective by the SEC, and there is no assurance that we would be able to accomplish that, or that any private market for our securities can or will develop.

Results of Operations for the fiscal year ended September 30, 2005.

The results of operations for the 2005 fiscal year include our accounts and the accounts of our wholly-owned subsidiaries, E.M. Tool Company, Inc. d.b.a. Elite Machine Tool Company, Eran Engineering, Inc., All American CNC Sales, Inc., Gledhill/Lyons, Inc. d.b.a. Accurate Technologies, ESK, Inc., A-Line Capital Corporation, Spacecraft Machine Products, Inc. and Nu-Tech Industrial Sales, Inc. All significant inter-company accounts and transactions were eliminated in consolidation. For an understanding of the significant factors that influenced our performance during the past two fiscal years, the following discussion should be read in conjunction with our consolidated Financial Statements presented in this Form 10-KSB.

The following table sets forth certain of our historical Statement of Operations data for the periods indicated, expressed in dollars and as a percentage of net sales, for our fiscal years ended September 30, 2005 and 2004, respectively.


-----------------------------------------------------------------------------------------------------------------------------
                                                                     For the Twelve Months Ended
-----------------------------------------------------------------------------------------------------------------------------
                                      September 30, 2005                 September 30, 2004        Change         Change
                                      ------------------                 ------------------        ------         ------
Net Sales                        $     18,902,590  100.00  %       $    7,204,116   100.00  %     11,698,474      162.39  %
Cost of Sales                          12,856,868   68.02  %            4,894,866    67.95  %      7,962,002      162.66  %
                                     ------------  ---------           ----------   ---------

Gross Profit                            6,045,722   31.98  %            2,309,250    32.05  %      3,736,472      161.80  %
                                     ------------  ---------           ----------   ---------

Operating Expenses
  Selling, General and
  Administrative Expenses               3,360,664   17.78  %              930,738    12.92  %      2,429,926      261.08  %
  Legal and Professional Fees             729,903    3.86  %              121,795     1.69  %        608,108      499.29
  Stock Based Compensation              1,454,500    7.69  %                   --       --         1,454,500          --
  Depreciation                            530,997    2.81  %              283,181     3.93  %        247,816       87.51
  Goodwill write down                     207,244    1.10  %                   --       --           207,244
  Amortization of intangible
  assets                                  391,183    2.07  %                    0                    391,183      100.00
  Impairment of Inventory                       0                         150,000     2.08  %       (150,000)     (100.00)
                                     ------------  ---------           ----------   ---------
Total  Operating Expenses               6,674,491   35.31  %            1,485,714    20.62  %      5,188,777      349.24  %
                                     ------------  ---------           ----------   ---------

Operating (Loss) Income                  (628,769)  (3.33) %              823,536    11.43  %     (1,452,305)    (176.35) %
                                     ------------  ---------           ----------   ---------     ----------
Other Income (expense):
  Interest Income                           1,287    0.01  %                   --       --             1,287      100.00
  Interest Expense                       (381,673)  (2.02) %             (387,889)   (5.38) %          6,216       (1.60)
  Forgiveness of Officer Note
  Receivable                              (75,391)  (0.40) %                   --       --           (75,391)    (100.00)
  Other Income                            227,184    1.20  %                   --       --           227,184      100.00
                                     ------------  ---------           ----------   ---------
Total other income (expense)             (228,593)  (1.21) %             (387,889)   (5.38) %        159,296      (41.07) %
                                     ------------  ---------           ----------   ---------

Net Income (Loss) before
Income Taxes                             (857,362)  (4.54) %              435,647     6.05  %     (1,293,009)    (296.80) %

Provision for Income Taxes                588,650    3.11  %                1,600     0.02  %        587,050   36,690.63  %
                                     ------------  ---------           ----------   ---------
Net Income                       $       (268,712)  (1.43) %       $      434,047     6.03  %       (702,759)    (161.91)
                                     ============  =========           ==========   =========

Revenues

Net revenues for the year ended September 30, 2005 increased to $18,902,590 from $7,204,116 for the year ended September 30, 2004. The increase in net sales of $11,698,474, or approximately 162.39% over the prior period is due primarily to the inclusion of the revenues generated by our recently acquired subsidiaries in our consolidated Financial Statements for our fiscal year 2005, as well as to the growth in revenues of Eran Engineering and Elite Machine. Revenues of our wholly-owned subsidiaries, All American CNC Sales, Inc., Spacecraft Machine Products, Inc., ESK, Inc., Nu-Tech Industrial Sales, Inc., Accurate Technologies, Inc., and A-Line Capital Corporation were first reported on our consolidated Financial Statements for fiscal year 2005.

Cost of Sales

Cost of sales for the year ended September 30, 2005 increased to $12,856,868 from $4,894,866 for the year ended September 30, 2004. The overall increase in cost of sales of $7,962,002, or approximately 162.66% over the prior period is due primarily to the inclusion of the cost of sales of our recently acquired subsidiaries in our consolidated Financial Statements for our fiscal year 2005, as well as to an increase in material and labor costs of Eran Engineering and Elite Machine as. The cost of sales of our wholly-owned subsidiaries, All American CNC Sales, Inc., Spacecraft Machine Products, Inc., ESK, Inc., Nu-Tech Industrial Sales, Inc., Accurate Technologies, Inc., and A-Line Capital Corporation were first reported on our consolidated Financial Statements for fiscal year 2005.

Gross Profit

Overall gross profit for the year ended September 30, 2005 increased to $6,045,722 from $2,309,250 for the year ended September 30, 2004. The overall increase in gross profits of $3,736,472, or approximately 161.80 % over the prior period is due primarily to the inclusion of the gross profits of our recently acquired subsidiaries in our consolidated Financial Statements for our fiscal year 2005. The gross profits of our wholly-owned subsidiaries, All American CNC Sales, Inc., Spacecraft Machine Products, Inc., ESK, Inc., Nu-Tech Industrial Sales, Inc., Accurate Technologies, Inc., and A-Line Capital Corporation were first reported on our consolidated Financial Statements for fiscal year 2005.

Operating Expenses

Total operating expenses for the year ended September 30, 2005 increased to $6,674,491 from $1,485,714 for the year ended September 30, 2004. The overall increase in operating expenses of $5,188,777, or approximately 349.24%, over the prior year is covered below in our discussions of Selling, General, and Administrative Expenses, Legal and Professional Fees, Stock Based Compensation, Depreciation, Goodwill Impairment and Amortization of Intangible Assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended September 30, 2005 increased to $3,360,664 from $930,738 for the year ended September 30, 2004. The increase of $2,429,926, or approximately 261.08% over the prior period is due primarily to the inclusion of the selling, general and administrative expenses of our recently acquired subsidiaries in our consolidated Financial Statements for our fiscal year 2005. The selling, general and administrative expenses of our wholly-owned subsidiaries, All American CNC Sales, Inc., Spacecraft Machine Products, Inc., ESK, Inc., Nu-Tech Industrial Sales, Inc., Accurate Technologies, Inc., and A-Line Capital Corporation were first reported in our consolidated Financial Statements for fiscal year 2005.

Legal and Professional Fees

Legal and professional fees of $729,903 equaled 3.86% of our Revenues for the year ended September 30, 2005, compared to legal and professional fees aggregating $121,795 which was incurred in our fiscal year 2004. This increase in legal and professional fees of $608,108 or approximately 499.29% over the prior year is the result of our efforts to bring our Company back into reporting compliance in fiscal year 2005. These fees include audit fees associated with the audit of the Financial Statements for our 2004 and 2003 fiscal years, legal fees associated with the preparation of our Annual and Quarterly Reports for our 2004 and 2003 fiscal years, as well as legal fees incurred in connection with the Administrative Proceedings commenced against us by the Securities and Exchange Commission, as discussed above.

Stock Based Compensation.

Stock Based Compensation valued at $1,454,500 equaled 7.69% of our Revenues for the year ended September 30, 2005. These fees consist of (a) stock compensation paid under a consulting agreement pursuant to which we issued 500,000 restricted common stock shares having a fair market value at the time of the issuance of approximately $590,000, (b) a signing bonus to our Chief Financial Officer under an employment agreement pursuant to which we issued 300,000 restricted common stock shares, having a fair market value at the time of the issuance of approximately $357,000, and (c) stock compensation for consultancy services under an agreement pursuant to which we issued 350,000 common stock shares at a price of $1.45 per share and having an aggregate value of $507,500. These agreements are more particularly described in Section 8B of this Annual Report. We anticipate that we will continue to use stock based compensation in the near future in order to preserve our cash reserves for possible future expansion of our Company.

Depreciation

Depreciation expense of $530,997 equaled 2.81% of our Revenues for the year ended September 30, 2005 compared to depreciation expense of $283,181 incurred in our fiscal year 2004. This increase in depreciation expenses of $247,816 or approximately 87.51% over the fiscal year was the result of the acquisition of the depreciable assets of those subsidiaries that we acquired in our fiscal year 2005. These assets include machinery and equipment which were depreciated in our fiscal year 2005.

Goodwill Impairment

In our fiscal year ended September 30, 2005, we wrote down $207,244 of goodwill equaling 1.10% of our Revenues, which was due to the impairment of the goodwill of ESK, Inc. As discussed elsewhere in this Annual Report, soon after we acquired ESK, Inc., we folded its operations into that of Eran Engineering and ESK subsequently ceased all business operations. In our fiscal year ended September 30, 2004, we did not write down any goodwill.

Amortization of Intangible Assets

In our fiscal year ended September 30, 2005, we amortized $391,183 of our intangible assets, equaling 2.07% of our Revenues. These intangible assets were acquired in the acquisition of those subsidiaries we acquired in our fiscal year 2005 and include, without limitation, customer relationships and back orders. Customer relationships are amortized on a straight line basis over a ten year period. Customer backlog is amortized over a three year period for Accurate Technology, and over a three month period for All American CNC Sales, Inc. Amortization of intangible assets affects our net income; however it does not impact our cash flows or our ability to continue our planned growth. In our fiscal year ended September 30, 2004, we did not amortize any of our intangible assets.

Impairment of Inventory

During our fiscal year 2004, we recorded an impairment of inventory in the aggregate amount of $150,000 which was related to work order overruns whose costs were expensed when the job order was delivered and we believed its recoverability was uncertain. We did not record a similar impairment to our inventory in fiscal year 2005.

Operating Loss

As a result of those operating expenses discussed above, in our fiscal year ended September 30, 2005, we had a resulting operating loss of $628,769, compared to operating income of $823,536 for the fiscal year ended September 30, 2004.

Interest Income

During our fiscal year ended September 30, 2005, we had interest income of $1,287, and we did not have any interest income during our fiscal year ended September 30, 2004. Interest income was income earned on short term deposits.

Interest Expense

During our fiscal year ended September 30, 2005, we had interest expense of $381,673 which equaled 2.02% of our Revenues, compared to an interest expense of $387,889 incurred in our fiscal year 2004. Interest expense in our fiscal year 2005, was interest incurred on our notes payable, as described in Notes 4 and 5 to our Consolidated Financial Statements and elsewhere in this Form 10KSB, and include interest expense incurred on the notes payable to Financial Federal Credit, Inc., pursuant to which we acquired Eran Engineering, interest paid on loans pursuant to which we financed the purchase of our equipment, and imputed interest on notes payable carrying a 0% interest rate.

Forgiveness of Officer Note Receivable

During our fiscal year ended September 30, 2005, we forgave a loan to our Chief Executive Officer, Mr. Larry Consalvi, in the amount of $75,391. At the time of our reverse takeover of Elite Machine in December 2001, the balance owed by Mr. Consalvi to Elite Machine on advances made by Elite Machine to Mr. Consalvi was $76,461, as evidenced by a non-interest bearing promissory note executed by Mr. Consalvi in favor of Elite Machine in the principal amount of $76,461. This promissory note has no maturity date and is payable on demand. At the time these advances were made and prior to the reverse takeover, Mr. Consalvi was a director and shareholder of Elite Machine. Subsequent to our reverse takeover of Elite Machine, the balance owed by Mr. Consalvi to Elite Machine in connection with these advances as of September 30, 2003 and September 30, 2004 was $75,391. Since the date that we assumed Elite Machine's obligation on this advance in December 2001, there has been no modification of any material term, or any renewal or extension of such advance. We have subsequently forgiven this loan to Mr. Consalvi, and have indicated it as an other expense on our Statement of Operations.

Other Income

During our fiscal year ended September 30, 2005, we recorded other income of $227,184 which equaled 1.20% of our Revenues. This other income relates to the restructuring of the loan from Financial Federal, Inc., pursuant to which we financed our acquisition of Eran Engineering in our fiscal year 2004. The loan was originally structured with payments of $10,000 per month for the first six month and then $21,000 per month thereafter for the remainder of the five year term of the loan. A balloon payment is due at the end of the term of the loan. In our fiscal year 2005, the loan was restructured to reduce this balloon payment by the amount of $233,504, which we recorded as "other income" in our Statement of Operations.

Benefit (Provision) For Income Taxes

In our fiscal year ended September 30, 2005, we determined that it was more likely than not that we would realize our deferred tax assets related to net operating losses and we decreased our valuation allowance, recognizing a net benefit for income taxes of $588,650. In our fiscal year ended September 30, 2004, there was no decrease in the valuation allowance for deferred tax assets.

Net Loss

For our fiscal year ended September 30, 2005, we recorded a net loss of $268,712, compared to a net income of $434,047 for the fiscal year ended September 30, 2004. This swing from net income to net loss of $702,759 or approximately 161.91% reflects those non-cash operating expenses discussed above for which we did not incur a similar expense in our fiscal year 2004, including Goodwill Impairment, Stock Based Compensation, and Amortization of Intangible Assets.

Certain Non-Cash Expenses

Our Management believes our net operating income continues to be strong, as our results would have indicated income (loss) before income taxes adding back certain non-cash items of $1,726,562 if non-cash expenses, including stock compensation valued at $1,454,500, depreciation expense valued at $530,997, goodwill impairment valued at $207,244, and amortization of intangible assets in the amount of $391,183 were not included in our income (loss) before income taxes.

The following table sets forth our proforma Income (Loss) before income taxes for the year ended September 30, 2005, after adding back certain non-cash items:

        Loss Before Income Taxes                          $  (857,362)

        Non-Cash Items
        Stock Based Compensation                            1,454,500
        Depreciation                                          530,997
        Goodwill Impairment                                   207,244
        Amortization of Intangible Assets                     391,183
                                                          -----------
        Subtotal of Certain Non-Cash Items                  2,583,924
                                                          -----------

        Proforma Income Before Income Taxes Adding Back
        Certain Non-Cash Items                            $ 1,726,562
                                                          ===========

Results of Operations for the fiscal years ended September 30, 2004 and September 30, 2003.

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

                                                        For the Fiscal Years Ended
------------------------------------------------------------------------------------------------------------------------------------
                                     September 30, 2004              September 30, 2003             Change          Change
                                        $          %                 $             %                  $                 %
                                   -----------  --------        -----------    --------
Net Sales                      $     7,204,116    100.00 %  $     3,426,126      100.00  %    $    3,777,990         110.27  %
Cost of Sales                        4,894,866     67.95          2,484,565       72.52            2,410,301          97.01
                                   -----------  --------        -----------    --------

Gross Profits                        2,309,250     32.05            941,561       27.48            1,367,689         145.26

Operating Expenses:
 Payroll and related Expenses          706,531      9.81            311,711        9.10              394,820         126.66
 Selling, General and
 Administrative Expenses             1,017,072     14.12            682,502       19.92              334,570          49.02
 Impairment of Inventory               150,000      2.08                 --          --              150,000         100.00
 Impairment of Investments                   0                      840,827          --            (840,827)       (100.00)
                                   -----------  --------        -----------    --------
Total Operating Expenses             1,873,603     26.01          1,835,040       53.56               38,563           2.10
                                   -----------  --------        -----------    --------

Operating Income (Loss)                435,647      6.05           (893,479)     (26.08)           1,329,126         148.76

Other income (expense)
Interest Income                              0      0.00                264        0.01                 (264)       (100.00)
Other Income                                 0      0.00               (228)      (0.01)                 228         100.00
Total Other Income (Expenses)                0      0.00                 36        0.00                  (36)       (100.00)

Income (Loss) from
continuing operations before
income tax and discontinued
operations)                            435,647      6.05           (893,443)     (26.08)           1,329,090         148.76
Provision for Income Taxes               1,600      0.02              1,600        0.05                   --             --
                                   -----------  --------        -----------    --------

Income (Loss) from continued
operations                             434,047      6.02           (895,043)     (26.12)           1,329,090         148.49
Income (Loss) from
discontinued operations.                     0      0.00            161,456        4.71             (161,456)       (100.00)
                                   -----------  --------        -----------    --------

Net Income                     $       434,047      6.02 %  $      (733,587)     (21.41) %    $    1,167,634         159.17  %
                                   ===========                  ===========

------------------------------------------------------------------------------------------------------------------------------------

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

Operating Expenses

In our fiscal year ended September 30, 2004, we recorded total operating expenses of $1,873,603 for fiscal year ended September 30, 2004, compared to $1,835,019 for fiscal year ended September 30, 2003. This increase of $38,584 or approximately 2.10% over the prior period is covered below in our discussions of Payroll Expenses, Selling, General, and Administrative Expenses, Impairment of Inventory and Impairment of Investments.

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

Impairment of Investments

In our fiscal year 2003, we incurred an impairment of our investments in the aggregate amount of $840,806, or approximately 24.54% of or net sales for the same period, and we did not incur a similar impairment of investments during our fiscal year 2004. Impairment of our investments is attributable to the rescission of our acquisition of Nelson and BCI, as described elsewhere in this Annual Report.

Impairment of Inventory

During our fiscal year 2004, we recorded an impairment of inventory in the aggregate amount of $150,000 which was related to work order overruns whose costs were expensed when the job order was delivered and we believed its recoverability was uncertain. We did not record a similar impairment to our inventory in fiscal year 2003.

Net Profit

Net profit for the year ended September 30, 2004 was $434,047, which is a significant increase from the net loss of $733,566 for the year ended September 30, 2003. This increase in profit of $1,167,613 over fiscal year 2003 is due primarily to the increase in gross profits generated during the same period, to a tighter fiscal management of our expenses resulting in higher profit margins on our machine sales, and to the acquisition of Eran Engineering, Inc., whose net profits were first reported on our consolidated financial statements for the fiscal year ended September 30, 2004.

LIQUIDITY

Liquidity and Capital Resources

                                                             2005            2004              2003
                                                         ------------    -------------    -------------
   Net cash provided by (used in) operating activities   $    818,686    $     224,993    $     (29,981)

   Net cash provided by (used in)  investing activities      (116,384)      (3,077,946)          48,000

   Net cash provided by (used in) financing activities       (341,819)       3,032,051          (35,472)

General

Overall, we had positive cash flows of $360,483 for the year ended September 30, 2005, resulting from $818,686 provided by our operating activities, $116,384 used in our investing activities, and $341,819 used in our financing activities. These positive cash flows are due primarily to an increase in net sales, higher profit margins resulting from a tighter fiscal management of our expenses, and to our acquisition of All American CNC Sales, Inc., Gledhill/Lyons, Inc. d.b.a. Accurate Technologies, Inc., ESK, Inc., Spacecraft Machine Products, Inc., Nu-Tech Industrial Sales, Inc., and to our establishment of A-Line Capital Corporation during our fiscal year 2005, all of whose cash flows were first reported on our consolidated Financial Statements for the fiscal year ended September 30, 2005.

Cash Provided By Our Operating Activities

For the year ended September 30, 2005, net cash provided by our operating activities of $818,686 was due primarily to a net loss of $268,712 and adjustments to reconcile net income to net cash provided by operating activities in the amount of $1,087,398 comprised of (a) depreciation and amortization of $530,997, (b) income tax benefit of $588,650, (c) impairment of goodwill of $207,244, (d) amortization of intangible assets of $319,183, (e) bad debt expense of $111,100, (f) gain on debt restructure of $227,184, (g) stock based compensation in the amount of $1,454,500, (h) forgiveness of shareholder note receivable in the amount of $75,391, (i) increase in accounts receivable in the amount of $80,060, (j) increase in inventories in the amount of $922,523, (k) decrease in other assets of $41,655, (l) increase in other receivables of $32,672, (m) decrease in accounts payable and accrued liabilities of $49,590, and (n) increase in customer deposits of $176,007.

Cash Used In Our Investing Activities

Net cash used in our investing activities of $116,384 for the year ended September 30, 2005 was due primarily to the (a) the proceeds on sale of property and equipment in the amount of $560,000, (b) purchases of property and equipment during this period of $626,384, and (c) cash paid for acquisitions during this period of $50,000.

Cash Provided By Our Financing Activities

Net cash used in our financing activities of $341,819 in the year ended September 30, 2005 was comprised of (a) dividend payments aggregating $12,669,
(b) borrowing on notes payable to related parties aggregating $145,000, (c) proceeds on notes payable aggregating $684,656, (d) payments on notes payable to related parties aggregating $231,540, (e) payments on notes payable to unrelated parties aggregating $1,566,363, and (f) proceeds from a private offering of our restricted common stock aggregating $785,000.

Internal Sources of Liquidity

For the year ended September 30, 2005, the funds generated from our operations were insufficient to fund our daily operations. However, when non-cash items (i.e., stock compensation valued at $1,454,500, depreciation of $530,997, goodwill impairment valued at $207,244, and amortization of intangible assets in the amount of $391,183 are left unaccounted, we would have had a total operating expense of only $4,090,567, for which our gross profits were sufficient to cover. However, there is no assurance that funds from our operations will meet the requirements of our daily operations in the future. In the event that funds from our operations are insufficient to meet our operating requirements, we will need to seek other sources of financing to maintain liquidity.

External Sources of Liquidity

We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal, and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financing, as and when we need to, or if we can, that the terms of such financing will be favorable to us or our existing stockholders. At September 30, 2005, outstanding debt due under notes payable totaled $4,609,416, of which $1,885,862 will mature in our fiscal year 2006, $849,367 will mature in our fiscal year 2007, $1,567,488 will mature in our fiscal year 2008, $179,739 will mature in our fiscal year 2009, and $126,960 will mature in our fiscal year 2010.

Of the total amount of our outstanding debt at September 30, 2005, outstanding debt due under notes payable to related parties comprised $1,189,668 or approximately 26% of our outstanding debt, and outstanding debt due under notes payable to unrelated parties comprised $3,419,748 or approximately 74% of our outstanding debt.

Inflation

Management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2005, except that rising oil and gas prices may materially and adversely impact the economy generally.

Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect our management's current views with respect to future events and financial performance. Those statements include statements regarding our intent, belief or current expectations, and those of members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us throughout this Report, as well as in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of any future activities will not differ materially from our assumptions.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 21, 2005, we dismissed Kabani & Company, Inc. ("Kabani & Company") as our independent certified public accountant. Our dismissal of Kabani & Company was approved by our Board of Directors. The reports of Kabani & Company on our Financial Statements for the fiscal years ended September 30, 2004 and September 30, 2003 were modified as to audit scope as follows: "We were unable to audit the income from operations and loss on disposal of subsidiaries for the period from October 1, 2002 to December 31, 2002 of $161,456 and ($161,456)
respectively, which are included in net income for the year ended September 30, 2003 as described in Note 13 to the Financial Statements; nor were we able to verify the income from operations and the loss on disposal of subsidiaries through other audit procedures." Our Management disagrees with Kabani & Company, Inc. with respect to the limitation of its audit scope. It is the opinion of our Management that the income from operations that is offset by the loss on disposal is immaterial as it has no effect on our income, net worth or earnings per share.

On October 20, 2005, we engaged Weinberg and Company, P.A. ("Weinberg") as our new independent certified accountants. During the two most recent fiscal years preceding the engagement of Weinberg, we did not consult with Weinberg regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our Financial Statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

ITEM 8A.  CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB, September 30, 2005. Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)   Internal Control over Financial Reporting

In addition, our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-KSB, September 30, 2005. Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of September 30, 2005 due to the existence of material weaknesses as of September 30, 2005. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon this assessment, management determined we had the following material financial reporting and control weaknesses: insufficient monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures; lack of competent financial management personnel with appropriate accounting knowledge and training; insufficient controls over our period-end financial close and reporting processes; ineffective controls over inventory and related cost of sales accounts; ineffective controls over the accounting for acquisitions, valuation and disclosure of the goodwill and intangible asset accounts and the related amortization and impairment expense accounts; ineffective controls over the accounting for income taxes, including income taxes payable, deferred income tax assets and liabilities and the related income tax provision; insufficient controls over our record retention policies; ineffective controls over the completeness and accuracy of revenue and sales cut off; and ineffective controls over reporting and segregation of intercompany transactions.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis, and as of the date of this Annual Report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

      1. we have engaged independent tax consultants to mange all tax matters on our behalf;
      2. we have engaged valuation experts who not only valued the acquisitions of our wholly-owned subsidiaries referenced elsewhere in this Report, but will value any future acquisitions on our behalf;
      3. we have reviewed and are currently planning to purchase a new accounting system that will be used by all our wholly-owned subsidiaries;
      4. we have commenced efforts to locate and retain a new Chief Financial Officer who is more familiar and conversant with SEC reporting issues; and .
      5.    we have adopted new period end close and reporting procedures.

The remainder of the plan is dependent, in part, upon hiring additional accounting personnel, increased management oversight of accounting and reporting functions, re-design of accounting systems, reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

During the period covered by the Annual Report on Form 10-KSB, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

Item 1.01. Entry into Material Definitive Agreement

On September 12, 2005, we entered into a consulting agreement with Balmoral Financial Services Companies ("Balmoral") to provide us assistance in our financing efforts and merger negotiation. Pursuant to the consulting agreement, we paid Balmoral the sum of $10,055, and are obligated to issue 2,300,000 restricted shares of our common stock to Balmoral, 350,000 of which were issued in October 2005, and the remainder to be issued upon the execution of documents granting us a line of credit in the amount of at least $15,000,000.

On September 1, 2005, we entered into an employment agreement with Mr. Jitu Banker to serve as our Chief Financial Officer at a compensation rate of $156,000 per annum. In addition, we issued 300,000 restricted shares of our common stock to Mr. Banker as a signing bonus. The initial term of this employment agreement is for three years commencing on September 1, 2005, and automatically renews for successive one year terms unless earlier terminated by either party. The employment agreement provides that Mr. Banker may be terminated for cause.

On September 1, 2005, we entered into a consulting agreement with Mr. Anthony Anish to assist us with the management of our business and financial affairs at an hourly rate of $130/hour. In addition, we issued 500,000 restricted shares of our common stock to Mr. Anish as a signing bonus. The initial term of this consulting agreement is for three years commencing on September 1, 2005, and automatically renews for successive one year terms unless earlier terminated by either party. The consulting agreement provides that the agreement may be terminated for cause.

On September 20, 2005, Eran Engineering entered into a Master Lease Agreement with Global Vantage Ltd. (as used in this paragraph, "Lessor") for the lease of a Hwacheon Hi-Tech 300 CNC Lathe, Chip Conveyer and Tool Preset Arm (collectively as used in this paragraph, the "Equipment"). The Equipment was purchased from All American and leased to Eran Engineering pursuant to this Master Lease Agreement. The Lease commences as of September 23, 2006 at a monthly rate of $2,318.50 and continues for 48 months thereafter. In addition, Lessor granted Eran Engineering a purchase option for the purchase of all Lessor's right, title and interest in and to the Equipment on the last date of the term of the lease. The option shall immediately terminate in the event of a continuing default under the Lease, Lessor's repossession of the Lease, or 60 days prior to the last day of the term of the Lease. This option is not assignable. Eran Engineering's payments under the lease are guaranteed by us, pursuant to a Continuing Guaranty of Lease, dated as of September 20, 2005, by and between us and the Lessor. Our entry into the Continuing Guaranty of Lease was approved by our Board of Directors. At September 30, 2005, $91,587 was due and owing to Lessor. Lessor subsequently assigned its interest under the Lease Agreement to Tustin Community Bank.

On January 7, 2005, Accurate Technology purchased a used Mori Seiki SH-50 Horizontal Machining Center with Fanuc 16M Control from Elite Machine at a purchase price of $122,592. This purchase was financed by Federal Financial Credit at a 6% interest rate pursuant to a Lease Agreement in which Accurate Technology agreed to make regularly monthly payments of $2,907 for 48 months. At September 30, 2005, $128,321 was due and owing.

On September 16, 2005, Accurate Technology entered into a Master Lease Agreement with Global Vantage Ltd. (as used in this paragraph, "Lessor") for the lease of a Used 1998 Mori Seiki SH-40 w/Fanuc 16M CNC Control, 40 Station Tool Changer, High Pressure Coolant, Serial #335 (collectively as used in this paragraph, the "Equipment"). The Equipment was purchased from Elite Machine and leased to Accurate Technology pursuant to this Master Lease Agreement at an interest rate of 9.87% per annum. The Lease commences as of September 22, 2006 at a monthly rate of $3,162.50 and continues for 48 months thereafter. In addition, Lessor granted Accurate Technology a purchase option for the purchase of all Lessor's right, title and interest in and to the Equipment on the last date of the term of the lease. The option shall immediately terminate in the event of a continuing default under the Lease, Lessor's repossession of the Lease, or 60 days prior to the last day of the term of the Lease. This option is not assignable. Accurate Technology's payments under the lease are guaranteed by us, pursuant to a Continuing Guaranty of Lease, dated as of September 16, 2005, by and between us and the Lessor. Our entry into the Continuing Guaranty of Lease was approved by our Board of Directors. At September 30, 2005, $122,866 was due and owing to Lessor.

On September 20, 2005, Accurate Technology entered into a Master Lease Agreement with Global Vantage Ltd. (as used in this paragraph, "Lessor") for the lease of a used Mori Seiki Model SL-15 with Yasnac LX-3 Control with all tooling and manual (collectively as used in this paragraph, the "Equipment"). The Equipment was purchased from Elite Machine and leased to Accurate Technology pursuant to this Master Lease Agreement at an interest rate of 9.9% per annum The Lease commences as of September 23, 2006 at a monthly rate of $1,909.45 and continues for 36 months thereafter. In addition, Lessor granted Accurate Technology a purchase option for the purchase of all Lessor's right, title and interest in and to the Equipment on the last date of the term of the lease. The option shall immediately terminate in the event of a continuing default under the Lease, Lessor's repossession of the Lease, or 60 days prior to the last day of the term of the Lease. This option is not assignable. Accurate Technology's payments under the lease are guaranteed by us, pursuant to a Continuing Guaranty of Lease, dated as of September 20, 2006, by and between us and the Lessor. Our entry into the Continuing Guaranty of Lease was approved by our Board of Directors. At September 30, 2005, $57,842 was due and owing to Lessor.

On January 20, 2005, Eran Engineering purchased one Kitamura Model 8X Bridge Center with Glass Scales, Full 4th Axis, 16 Inch Rotary Table, Fanuc IIMF Control, Cat 50, Travels of 44 inches in Y, 98 Inches in X, and on Mori Seiki MH-40 CNC Machining Center with Fanuc 15 M Control, Full 4th Axis, 60 Automatic Tool Changer, and two (2) Pallets together with all replacements, parts, repairs, additions, accessions and accessories (collectively as used in this paragraph, the "Equipment"), at a purchase price of $151,932. The Purchase of the Equipment was financed by U.S. Bancorp Equipment Finance, Inc. - Machine Tool Finance Group in the amount of $119,000, and at a monthly rate of $3,655.36 for 36 months. At September 30, 2005, $102,350 is due and owing.

On March 8, 2005, Eran Engineering purchased equipment from U.S. Equipment Co., Inc. at a purchase price of $24,052. The purchase of the equipment was financed through Ingersoll-Rand Financial Services, and the payments of Eran are guaranteed by Joseph Gledhill, our Vice President and Director. Eran Engineering makes regular monthly payments in the amount of $656 towards this purchase, and at September 30, 2005, $17,852 was due and owing.

Item 3.01 Unregistered Sales of Equity Securities

Our discussion under "Recent Sales of Unregistered Securities" in ITEM 5 of PART II of this Annual Report on Form 10-KSB is hereby incorporated by this reference.

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On September 1, 2005, we entered into an employment agreement with Mr. Jitu Banker to serve as our Chief Financial Officer at a compensation rate of $156,000 per annum. In addition, we issued 300,000 restricted shares of our common stock to Mr. Banker as a signing bonus. The initial term of this employment agreement is for three years commencing on September 1, 2005, and automatically renews for successive one year terms unless earlier terminated by either party. The employment agreement provides that Mr. Banker may be terminated for cause.

Mr. Banker had served as our Director and Chief Financial Officer under a verbal agreement since March 2005. Mr. Banker also serves as the President of our wholly-owned subsidiary, A-Line Capital Corporation. Prior to this and since 1992, Mr. Banker ran his own accounting, tax and financial services company, Banker & Co. Mr. Banker is a Qualified Chartered Accountant (England), and is also a Certified Public Accountant.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors, and their respective ages as of February 6, 2006, are as follows:

Name                           Age         Position
----                           ---         --------

Larry A. Consalvi              48          Director, President, Chief Executive
                                           Officer

Joseph T.W. Gledhill           67          Director, Vice President

Lloyd R. Leavitt, III          50          Director, Chief Operating Officer

Tim Consalvi                   46          Directors

David Lyons                    43          Director

William Gledhill               42          Director

Robert Page                    47          Director

Jitu Banker                    65          Director, Chief Financial Officer,
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

Family Relationships

Tim Consalvi currently serves as our Director and as the President of our wholly-owned subsidiary, All American CNC Sales, Inc. Mr. Consalvi is also the brother of our Director, President and Chief Executive Officer, Larry A. Consalvi.

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

As of September 30, 2005, and as of the date of filing of this report, we have not created any standing committees of the Board of Directors, including an audit committee. Accordingly, our entire Board of Directors, all of whom are affiliated with us through our acquisitions of their respective operating companies (and therefore do not qualify as independent directors), serve as our audit committee.

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

Compliance with Section 16(A) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based solely upon review of the copies of such reports furnished to us during, and with respect to, the fiscal year ended September 30, 2004 or any written representations we received from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required during that period, we believe that, for the fiscal year ended September 30, 2005, all Section 16(a) filing requirements applicable to our reporting persons were met.

Code of Ethics

We have adopted a Code of Ethics applicable to our principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions. We have previously filed a copy of our Code of Ethics as an Exhibit to our Annual Report on Form 10KSB for our fiscal year 2004, and the same is incorporated herein by this reference. In addition, a copy of our code of ethics can be obtained on our website located at www.gwyi.com, or by writing our Company at 3840 East Eagle Drive Anaheim, CA 92807.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

                           SUMMARY COMPENSATION TABLE

                                                                                        Long Term
                                                  Annual Compensation                  Compensation
                                     ----------------------------------------------- -----------------
                                                                                          Awards
                                                                           Other     -----------------
                                                                           Annual       Securities
                                                                          Compen-       Underlying          All Other
                                                  Salary        Bonus      sation        Options          Compensation
Name and Principal Position           Year          ($)          ($)        ($)            (#)                 ($)
------------------------------------ --------   -----------   ---------- ----------- -----------------   ----------------
Larry Consalvi                          2005      192,000          0            0              0                  0
President and                           2004      192,000          0            0             00                  0
 Chief Executive Officers               2003      192,000         --           --             --                 --

Joseph Gledhill                         2005      168,000          0            0              0                  0
Vice President                          2004      136,608          0            0              0                  0
                                        2003      120,000         --           --             --                 --

Lloyd Leavitt                           2005      115,000         --           --             --                 --
Chief Operating Officer                 2004           --         --           --             --                 --
                                        2003           --         --           --             --                 --

Jitu Banker,                            2005      156,000   $357,000           --             --                 --
Chief Financial Officers                2004           --         --           --             --                 --
                                        2003           --         --           --             --                 --

Stock Option Grants

No stock options were granted to our named executive officers during the fiscal year ended September 30, 2005, nor have any stock options been granted to our named executive officers since September 30, 2005, through and including the filing date of this Report.

Exercises of Stock Options and Year-End Option Values

No stock options were exercised by our named executive officers during the fiscal year ended September 30, 2005, nor have any stock options been exercised by our named executive officers since September 30, 2005, through and including the filing date of this Report.

Employment Agreements

In connection with our acquisition of All American from Tim Consalvi and his wife, Kathy Consalvi, on September 28, 2004, All American entered into an employment agreement with Tim Consalvi to serve as the President of All American at a compensation rate of $168,000 per annum. The initial term of this employment agreement is for one year commencing on October 1, 2004, and automatically renews for successive one year terms unless earlier terminated by either party. The employment agreement provides that the Mr. Consalvi may be terminated for cause.

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

In connection with our acquisition of Spacecraft in January 2005, Spacecraft entered into an employment agreement with Lloyd R. Leavitt, III, to serve as its President at a compensation rate of $115,050 per annum. The initial term of this employment agreement is for one year commencing on January 31, 2005, and automatically renews for successive one year terms unless earlier terminated by either party. The employment agreement provides that the Mr. Leavitt may be terminated for cause. As a result of the closure of Spacecraft, Spacecraft's employment agreement with Mr. Leavitt was thereby terminated and he now manages Spacecraft's former business on behalf of Accurate Technology.

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

On September 1, 2005, we entered into an employment agreement with Mr. Jitu Banker to serve as our Chief Financial Officer at a compensation rate of $156,000 per annum. In addition, we issued 300,000 restricted shares of our common stock to Mr. Banker valued at $357,000 as a signing bonus. The initial term of this employment agreement is for three years commencing on September 1, 2005, and automatically renews for successive one year terms unless earlier terminated by either party. The employment agreement provides that the Mr. Banker may be terminated for cause.

Operating Leases and Employment commitments

As of September 30, 2005, the future minimum payments under operating leases and employment contracts consisted of:

                                  Operating        Employment
                                    Leases         Contracts           Total
                                 ------------     ------------     ------------
2006                             $    275,880     $    677,702     $    953,582
2007                                  115,680          458,354          574,034
2008                                   65,280          256,002          321,282
2009                                   65,280          143,000          208,280
2010                                   16,320               --           16,320
                                 ------------     ------------     ------------
Total                            $    538,440     $  1,535,058     $  2,073,498
                                 ============     ============     ============

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

                              BENEFICIAL OWNERSHIP

BENEFICIAL OWNER(1)                NUMBER OF SHARES           PERCENT OF TOTAL
Larry Consalvi(2)                     5,880,000                    14.2%
3840 E. Eagle Drive
Anaheim, CA 92807

Joseph Gledhill(3)                    6,000,000                     14.4%
3840 E. Eagle Drive
Anaheim, CA 92807

Lloyd R.  Leavitt, III                  950,000                      2.3%
23880 Madison Street
Torrance, CA 92505

Tim Consalvi                          1,500,000                      3.6%
3840 E. Eagle Drive
Anaheim, CA 92807

David Lyons(4)                        6,000,000                     14.4%
1521 N. Placentia Avenue
Anaheim, CA 92806

William Gledhill(5)                   6,010,000                     14.5%
1521 N. Placentia Avenue
Anaheim, CA 92806

Robert Page(6)                        2,500,000                      6.0%
1597 North Old Mill Drive
Brea, CA 92821

Jitu Banker                             300,000                     0.72%
36 Rimini Drive
Mission Viejo, CA 92692

All Directors, Officers and
5% Owners as a group:                29,140,000                    76.20%

(1) The respective spouses of shareholders owning more than 5% of our common stock are deemed to be the beneficial owners of such shares of our common stock.

(2) Mrs. Lena Consalvi is deemed to be the beneficial owner of the common stock held by her husband, Larry Consalvi.

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

(7) Mrs. Nita Banker is deemed to be the beneficial owner of the common stock held by her husband, Jitu Banker.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 1, 2005, we executed a promissory note in favor of the mother our President, Larry A. Consalvi, for the principal amount of $100,000 with interest payable monthly at the rate of 18% per annum. The principal is due December 31, 2009. At September 30, 2005, the principal balance due under this note was $100,000 and there was no accrued interest.

In December 2004, we entered into a Share Exchange Agreement whereby we acquired all of the outstanding capital stock of Accurate Technology from its two shareholders, William Gledhill and David Lyons, in exchange for 12,000,000 restricted shares of our common stock. Mr. William Gledhill is the son of our Vice President and Director, Joseph T.W. Gledhill. In connection with the acquisition, Accurate subsequently entered into an employment agreement with Mr. William Gledhill to serve as its Vice President at a compensation rate of $192,000 per annum, as more particularly described in the section entitled "Employment Agreements" above.

On December 2004, we entered into a Share Exchange Agreement with two of our existing shareholders, Alice Thallmayer and Hans Thallmayer. Pursuant to this Share Exchange Agreement, Alice Thallmayer and Hans Thallmayer agreed to convert $400,000 of an outstanding debt in the principal amount of $1,158,374 into 512,820 shares of our common stock at a 15% discount based upon the average price of our common stock throughout the month of November 2004. Additionally, we agreed to pay off the remainder of this debt at a rate of $30,000 per month commencing January 1, 2005, and have issued to the Thallmayer, 833,378 restricted shares of our common stock to be held by them as additional security for the payments due under this loan until such time as we repay this debt in full. We incurred this debt in connection with our purchase of Eran Engineering, Inc. in June 2003.

In December 2004, we entered into a Share Exchange Agreement whereby we acquired all of the outstanding capital stock of ESK, Inc. from its sole shareholder, Erich Thallmayer in exchange for 219,780 restricted shares of our common stock and $50,000, of which $10,000 was paid upon the closing of the acquisition with the remaining $40,000 to be paid over the subsequent 12 months. Mr. Erich Thallmayer was the son of two of our existing shareholders, Alice Thallmayer and Hans Thallmayer, from whom we earlier acquired Eran Engineering. In addition, Erich Thallmayer had previously served as the President of Eran Engineering for a period of one year immediately following our acquisition of Eran Engineering. He was subsequently replaced by Joseph T.W. Gledhill as the President of Eran Engineering.

On November 10, 2004, Larry A. Consalvi, our Director and President, surrendered 6,000,000 shares of our common stock owned by him for cancellation. These shares were surrendered as an additional capital contribution for no consideration from us. At the time of the surrender, we had 32,966,000 shares of common stock outstanding. After the surrender and cancellation of Mr. Consalvi's 6,000,000 common shares, and the contemporaneous surrender and cancellation of 6,000,000 shares of common stock owned by Joseph T.W. Gledhill (discussed below), we had 20,966,000 shares of common stock outstanding. At the time of the surrender, the shares surrendered by Mr. Consalvi represented approximately 18.2% of our issued and outstanding common stock, and together with the shares surrendered by Mr. Gledhill, represented approximately 36.4% of our issued outstanding common stock. The transaction had an anti-dilution effect for the other shareholders of our Company.

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

In October 2004, we entered into a Share Exchange Agreement whereby we acquired all of the outstanding capital stock of All American from its two shareholders, Tim Consalvi and Kathy Consalvi in exchange for 1,000,000 restricted shares of our common stock. Tim Consalvi is the brother of our director and president, Larry A. Consalvi, and Kathy Consalvi (the wife of Tim Consalvi), is the sister-in-law of Larry A. Consalvi. In addition, immediately after the acquisition, All American entered into an employment agreement with Tim Consalvi to serve as its President and Secretary at a monthly compensation of $168,000 per annum, as more particularly described in the section entitled "Employment Agreements" above.

In our fiscal year 2004, we executed a non-interest bearing promissory note in favor of our Director, President and Chief Executive Officer, Larry Consalvi, in the principal amount of $62,214, which is due and payable on demand. We did not make any payments under this note in our fiscal year 2004, and in our fiscal year 2005, this note was repaid in full.

On January 1, 2004, we executed a non-interest bearing promissory note in favor of our Vice President and Director, Joseph T.W. Gledhill, in the principal amount of $246,500, which is due and payable on or before September 30, 2006. We did not make any payments under this note in our fiscal year 2004, and at September 30, 2005, $246,500 was due and owing to Mr. Gledhill.

On September 1, 2003 we executed a non-interest bearing promissory note in favor of our Vice President and Director, Joseph T.W. Gledhill for the principal amount of $459,700, which is due and payable on or before September 30, 2006. We made no payments to Mr. Gledhill under this note during our fiscal year 2004. At September 30, 2005, the outstanding principal due under this note was $459,700.

On January 1, 2003, we executed a promissory note in favor our Vice President and Director, Joseph T.W. Gledhill, for the principal amount of $100,000 and accruing simple interest at the rate of 6% per annum. The principal and accrued interest under this note is due January 1, 2008. At September 30, 2005, the outstanding principal and interest due under the note was $67,135.

At the time of our reverse takeover of Elite Machine in December 2001, the balance owed by Larry Consalvi to Elite Machine on advances made by Elite Machine to Mr. Consalvi was $76,461, as evidenced by a non-interest bearing promissory note executed by Mr. Consalvi in favor of Elite Machine in the principal amount of $76,461. This promissory note has no maturity date and is payable on demand. At the time these advances were made and prior to the reverse takeover, Mr. Consalvi was a director and shareholder of Elite Machine. Subsequent to our reverse takeover of Elite Machine, the balance owed by Mr. Consalvi to Elite Machine in connection with these advances as of September 30, 2003 and September 30, 2004 was $75,391. Since the date that we assumed Elite Machine's obligation on this advance in December 2001, there has been no modification of any material term, or any renewal or extension of such advance. We have subsequently forgiven this loan to Mr. Consalvi, and have indicated it as an other expense item on our Statement of Operations.

In connection with the acquisition of Spacecraft, we executed a non-interest bearing promissory note in favor of the Leavitt Family Trust in the principal amount of $220,000, which is to be paid in equal monthly installments over a 60-month period. This note is in full satisfaction of Spacecraft's obligation to repay a loan in the amount of $300,000 which was previously made to Spacecraft by the Leavitt Family Trust. Pursuant to a Pledge and Security Agreement, effective January 31, 2005, our obligation to make payments under this promissory note is secured by our pledge of a security interest in the Spacecraft stock we acquired pursuant to the Share Exchange Agreement. At September 30, 2005, $194,326 was due and owing under this loan.

On January 31, 2005, we executed an unsecured, non-interest bearing note payable to a related party, Mr. Lloyd Leavitt, our Chief Operating Officer, in the principal amount of $75,000. At September 30, 2005, $62,500 was due and owing under this loan.

On January 5, 2003 we executed an unsecured, non-interest bearing note payable to a related party in the principal amount of $50,000.00. At September 30, 2005, $6,070 was due and owing under this loan.

ITEM 13. EXHIBITS

The exhibit index immediately following the signature page of this Report is hereby incorporated herein by reference.

Financial Statements
--------------------

                                                                            Page
                                                                            ----

Reports of Independent Registered Public
  Accounting Firms                                                           F-1

Consolidated Balance Sheets as at September 30, 2005                         F-2

Consolidated Statements of Operations for the years
  ended September 30, 2005 and 2004                                          F-3

Consolidated Statement of Stockholders' Equity for the
  years ended September 30, 2005 and 2004                                    F-4

Consolidated Statements of Cash Flows for the years ended
  September 30, 2005 and 2004                                                F-5

Notes to Consolidated Financial Statements for the years
  ended September 30, 2005 and 2004                                          F-7

      2. Financial Statement Schedules

The financial statement schedules required by Regulation S-X are included herein. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

      3. Exhibits

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We appointed Kabani & Company, Inc. to serve as our independent auditors for the fiscal year ended September 30, 2004. We appointed Weinberg and Company, P.A. to serve as our independent auditors for the fiscal year ended September 30, 2005. We have not retained the services of any other independent auditors.

Neither Kabani & Company, Inc. nor Weinberg and Company, P.A. provided any auditing services to us during our fiscal year ended September 30, 2004. Weinberg and Company, P.A. did not provided any auditing services to us during our fiscal year ended September 30, 2005. During our fiscal year 2005, accrued fees owed to Kabani & Company, Inc. for auditing services are as follows: by

Audit Fees
2005              2004
----              --------
$267,030          $150,000

Audit Related Fees
2005              2004
----              --------
$0.00             $0.00

Audit Fees and Audit Related Fees consist of fees billed for professional services rendered for auditing our Financial Statements, reviews of interim Financial Statements included in quarterly reports, services performed in connection with other filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements.

Tax Fees
2005               2004
----              -----
$0.00             $0.00

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees
2005               2004
----              -----
$0.00             $0.00

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY INTERNATIONAL HOLDINGS, INC.

By:  /s/ Larry A. Consalvi
     -----------------------------------
     Larry A. Consalvi
     President, Chief Executive Officer and Director
     Date: March 22, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Larry A. Consalvi
     -----------------------------------
     Larry A. Consalvi
     President, Chief Executive Officer and Director
     Director
     Date: March 22, 2006

By:  /s/Jitu Banker
     -----------------------------------
    Jitu Banker
    Chief Financial Officer and Secretary
     Date: March 22, 2006

By:   /s/ Lloyd R. Leavitt, III
     -----------------------------------
     Lloyd R. Leavitt, III
     Chief Operating Officer and Director
     Date: March 22, 2006

ITEM 13. EXHIBITS

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

10.26 (13)        Stock Purchase Agreement dated February 6, 2003 between
                  Gateway International Holdings, Inc. and Joe Thomas.

10.27* Consulting Agreement dated September 12, 2005 between Gateway International Holdings, Inc. and Balmoral Financial Services Companies. [need signed copy in order to add signatures]

10.28* Employment Agreement dated September 1, 2005 between Gateway International Holdings, Inc. and Jitu Banker.

10.29* Consulting Agreement dated September 1, 2005 between Gateway International Holdings, Inc. and Anthony Anish.

10.30* Master Lease Agreement, Disclaimer of Ownership, Delivery and Acceptance Certificate, Certificate Concerning Authority and Incumbency, Purchase Option, Lessee Certification, Lease Schedule, Certified Copy of Corporate Resolution to Guaranty and Continuing Guaranty of Lease dated September 20, 2005 between Eran Engineering and Global Vantage, Ltd.

10.31* Lease Agreement, Purchase Option, Lessee's Acknowledgement and Waiver dated January 7, 2005 between Accurate Technology and Federal Financial Credit, Inc.

10.32* Master Lease Agreement, Disclaimer of Ownership, Delivery and Acceptance Certificate, Purchase Option, Lessee Certification, Certificate Concerning Authority and Incumbency, Lease Schedule, Certified Copy of Corporate Resolution to Guaranty and Continuing Guaranty of Lease dated September 16, 2005 between Accurate Technology and Global Vantage, Ltd.

10.33* Master Lease Agreement, Disclaimer of Ownership, Delivery and Acceptance Certificate, Purchase Option, Lessee Certification, Certificate Concerning Authority and Incumbency, Lease Schedule, Certified Copy of Corporate Resolution to Guaranty and Continuing Guaranty of Lease dated September 20, 2005 between Accurate Technology and Global Vantage, Ltd.

10.34* Master Lease Agreement and Schedule to Master Lease Agreement dated January 20, 2005 between Eran Engineering and U.S. Bancorp Equipment Finance, Inc. - Machine Tool Finance Group

10.35* Unsecured Promissory Note dated January 1, 2005 between Gateway International Holdings, Inc. and Patrician Consalvi

10.36*            Lease Agreement, dated April 2, 2001 between R. S. Hoyt, Jr.
                  Family Trust dated June 23, 1980 and Knudson Trust dated August 14, 1985 ("Landlord") and William Joseph Gledhill, Jr., an individual and David Michael Lyons, an individual ("Tenant")

10.37* Letter dated February 8, 2006 to extend Lease dated April 2, 2001 and Extension Letter dated April 22, 2004 between Bryan Industrial Properties, Inc. and Knudson Trust, Joseph Gledhill and David Michael Lyons

10.38* Lease Agreement, dated November 4, 2004, between R. S. Hoyt, Jr. Family Trust, dated June 23, 1980 ("Landlord") and William Joseph Gledhill, an individual and David Michael Lyons, an individual ("Tenant")

10.39* Letter dated February 8, 2006 to extend Lease dated November 4, 2004 between R.S. Hoyt, Jr. Family Trust dated June 23, 1980 and William Joseph Gledhill and David Michael Lyons

14.1 (11)         Code of Ethics for Gateway International Holdings, Inc.

16.1 (3)          Letter of Albright, Persing & Associates, Ltd. dated
                  January 9, 2001.

16.2 (5)          Letter of David E. Coffey, CPA, dated February 3, 2001.

16.3 (11)         Letter of Squar Milner Reehl and Williamson, LLP dated
                  June 14, 2005.

16.4 (15)         Letter from Kabani & Company, Inc., dated November 17,
                  2005, regarding change in certifying accountant.

21.1*             List of Subsidiaries of Gateway International Holdings, Inc.
                  [list needs to be finalized]

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

99.7  (14)        Press release dated May 6, 2005 regarding the financial
                  results for the first and second quarter of Gateway's current fiscal year.

99.8  (16)        Letter dated January 12, 2006, from the Division of
                  Corporate Finance of the Securities and Exchange Commission
                  (originally numbered Exhibit 99.5).

99.9  (17)        Letter dated January 19, 2006 from Weinberg & Co.
                  (originally numbered Exhibit 99.6).


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

            (15) Filed on November 17, 2005 as an exhibit to Gateway's report on Form 8-K/A dated October 17, 2005 and incorporated herein by reference.

            (16) Filed on January 13, 2006 as an exhibit to Gateway's report on Form 8-K dated January 13, 2006 and incorporated herein by reference.

            (17) Filed on January 25, 2006 as an exhibit to Gateway's report on Form 8-K dated January 22, 2006 and incorporated herein by reference.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                Table of Contents


                                                                                                   PAGE
                                                                                                   ----


         Reports of Independent Registered Public Accounting Firms                                    F-1

                                                                                                      F-2

         Consolidated Balance Sheet as of September 30, 2005                                          F-3

         Consolidated Statements of Operations for the years ended September 30, 2005 and 2004        F-4

         Consolidated Statement of Stockholders' Equity (Deficiency) for the years ended
         September 30, 2005 and 2004                                                                  F-5

         Consolidated Statements of Cash Flows for the years ended September 30, 2005 and 2004        F-6

         Notes to Consolidated Financial Statements for the years ended September 30, 2005 and 2004   F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Gateway International Holdings, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Gateway International Holdings, Inc. and subsidiaries (the "Company") as of September 30, 2005 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The US Securities and Exchange Commission ("the SEC") has instituted proceedings pursuant to sections 12(J) of the Securities Exchange Act of 1934 against the Company and cease and desist proceedings have been instituted pursuant to
Section 21(C) of the Securities Exchange Act of 1934 against Lawrence Consalvi, CEO of the Company. The SEC seeks to revoke the registration of the Company's securities pursuant to Section 12 of the Securities and Exchange Act and to issue a cease and desist order from causing violations of and any future violations of Section 13 (a) of the Securities and Exchange Act and Rules 13a-1 and 13a-13 thereunder against the CEO of the Company. The Company's intention is to vigorously defend against this action as described in Notes 2 and 6.


/s/Weinberg & Company, P.A.
Weinberg & Company, P.A.
Los Angeles, California
February 24, 2006

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

         We were unable to audit the income from operations for the period from October 1, 2002 to December 31, 2002 of $161,456, which is included in net income for the year ended September 30, 2003 and returned earning as at October 1, 2003 as described in Note 11 to the financial statements; nor were we able to verify the income from operations of subsidiaries through other audit procedures.

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

/s/KABANI & COMPANY, INC.
KABANI & COMPANY, INC.
       Huntington Beach, California


March 25, 2005 except for Note 2, 6, 9, and 11 which are as of March 10, 2006

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            As of September 30, 2005

                            Assets
Current Assets
Cash and cash equivalents                                $    622,141
Accounts receivable, net of allowance of $129,000           2,186,269
Receivable-other                                               32,672
Inventories                                                 1,420,588
                                                         ------------
Total current assets                                        4,261,670
                                                         ------------

Property and equipment, net                                 3,150,007
                                                         ------------

Other Assets
Intangibles-customer lists and order backlog, net of
accumulated amortization of $391,183                        3,514,217
Deposits and prepayments                                       46,020
Goodwill                                                   10,811,934
                                                         ------------
Total other assets                                         14,372,171
                                                         ------------

Total Assets                                             $ 21,783,848
                                                         ============

            Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable                                         $  1,752,282
Accrued expenses                                              264,346
Customer deposits                                             186,007
Current portion of notes payable                              993,684
Current portion of notes payable to related parties           892,178
                                                         ------------
Total current liabilities                                   4,088,497
                                                         ------------

Notes payable, less current portion                         2,426,064
Notes payable to related parties, less current portion        297,490
Net deferred tax liabilities                                  922,980
                                                         ------------
Total liabilities                                           7,735,031
                                                         ------------

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding
Common Stock, $0.001 par value: 100,000,000 shares
authorized; 40,353,288 shares issued and outstanding           40,353
Additional paid in capital                                 15,217,951
Common Stock to be issued; 1,300,000 shares                 1,315,000
Accumulated deficit                                        (2,524,487)
                                                         ------------
Total stockholders' equity                                 14,048,817
                                                         ------------

Total Liabilities and Stockholders' Equity               $ 21,783,848
                                                         ============

           See accompanying notes to consolidated financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended September 30, 2005 and 2004

                                                            2005             2004
                                                         ------------    ------------
Net sales                                                $ 18,902,590    $  7,204,116
Cost of sales                                              12,856,868       4,894,866
                                                         ------------    ------------
Gross profit                                                6,045,722       2,309,250
                                                         ------------    ------------

Operating expenses
Selling, general and administration                         3,360,664         930,738
Legal and professional fees                                   729,903         121,795
Stock based compensation                                    1,454,500              --
Depreciation                                                  530,997         283,181
Amortization of intangible assets                             391,183              --
Impairment of inventory                                            --         150,000
Goodwill impairment                                           207,244              --
                                                         ------------    ------------
Total operating expenses                                    6,674,491       1,485,714
                                                         ------------    ------------

Income (loss) from operations                                (628,769)        823,536
                                                         ------------    ------------

Other income (expense)
Interest income                                                 1,287              --
Interest expense                                             (381,673)       (387,889)
Forgiveness of stockholder note receivable                    (75,391)             --
Other income, net                                             227,184              --
                                                         ------------    ------------
Other (expense), net                                         (228,593)       (387,889)
                                                         ------------    ------------

Income (loss)  before income taxes                           (857,362)        435,647

Benefit (provision) for income taxes                          588,650          (1,600)

                                                         ------------    ------------
Net income (loss)                                        $   (268,712)   $    434,047
                                                         ============    ============

Net income (loss) per share, basic and diluted           $      (0.01)   $       0.01
                                                         ============    ============

Weighted average, number of common shares outstanding,
basic and diluted                                          37,458,879      33,242,000
                                                         ============    ============


           See accompanying notes to consolidated financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
           Consolidated Statement of Stockholders' Equity (Deficiency)
                 For the years ended September 30, 2005 and 2004




                                    Common  Stock              Additional      Common
                             -------------- -----------         Paid-in     Stock to be
                                 Shares         Amount           Amount        Issued
                             --------------   ------------    ------------  -----------
Balance, October 1,             42,947,300    $     42,947    $    760,945  $        --
2003
Cancellation of common          (9,705,300)         (9,705)          9,705
shares
Net Income                              --              --              --           --
                              ------------    ------------    ------------   ----------
Balance, September 30, 2004     33,242,000          33,242         770,650           --

Dividend                                --                              --

Forgiveness of stockholder
Note receivable                         --              --              --           --

Common stock issued for
acquisitions                    16,319,780          16,320      12,317,924      807,500



Returned stock                 (11,831,200)        (11,832)             --           --

Common stock issued for
settlement of debt                 512,820             513         399,487           --
Common stock issued for
cash                             1,309,888           1,310         783,690           --
Common stock issued for
services                           800,000             800         946,200      507,500


Net loss                                --              --              --           --

                              ------------    ------------    ------------   ----------
Balance, September 30, 2005     40,353,288    $     40,353    $ 15,217,951  $ 1,315,000
                              ============    ============    ============   ==========


                             Stockholder
                               Note            Treasury     Accumulated
                             Receivable          Stock        Deficit           TOTAL
                             -----------     ------------   ------------    -------------
Balance, October 1,          ($   75,391)     $        --  ($ 2,650,221)   ($  1,921,720)
2003
Cancellation of common                                                                --
shares
Net Income                                             --       434,047          434,047
                             ------------    ------------    ----------      -----------
Balance, September 30, 2004       (75,391)              --    (2,216,174)      (1,487,673)

Dividend                               --                        (39,601)         (39,601)

Forgiveness of stockholder
Note receivable                   75,391               --            --           75,391

Common stock issued for
acquisitions                          --       (8,636,776)                     4,504,968


Returned stock                        --        8,636,776            --         8,624,944

Common stock issued for
settlement of debt                    --               --            --           400,000
Common stock issued for
cash                                  --               --            --           785,000
Common stock issued for
services                              --               --            --         1,454,500


Net loss                              --               --      (268,712)         (268,712)

                             ------------    ------------   -----------     -------------
Balance, September 30, 2005  $         --    $         --  ($ 2,524,487)    $  14,048,817
                             ============    ============   ===========     =============


           See accompanying notes to consolidated financial statement

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended September 30, 2005 and 2004


                                                                   2005            2004
                                                                -----------    -----------
Cash flows from operating activities:
Net Income (loss)                                               $  (268,712)   $   434,047
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
       Depreciation and amortization                                530,997        283,181
       Income tax benefit                                          (588,650)            --
       Impairment off goodwill                                      207,244
       Impairment of inventory                                                     150,000
       Amortization of intangible assets                            391,183             --
       Bad Debt expense                                             111,100         28,631
   Other income                                                    (227,184)            --
   Stock based compensation                                       1,454,500             --
   Foregiveness of stockholder note receivable                       75,391             --
   (Increase) decrease in:
         Accounts receivable                                        (80,060)      (754,608)
         Inventories                                               (922,523)        13,804
         Other assets                                                41,655        (66,204)
         Other receivables                                          (32,672)
       Incresae (decrease) in:
         Accounts payable and accrued liabilities                   (49,590)       136,142
         Customer Deposits                                          176,007
                                                                -----------    -----------
   Net cash provided by operating activities                        818,686        224,993
                                                                -----------    -----------

Cash flows from investing activities:
      Proceeds on sale of property and equipment                    560,000             --
      Purchases of property and equipment                          (626,384)    (3,077,946)
      Cash paid for acquisitions                                    (50,000)            --
                                                                -----------    -----------
   Net cash used in investing activities                           (116,384)    (3,077,946)
                                                                -----------    -----------

Cash flows from financing activities:
     Dividend                                                       (12,669)            --
     Borrowings on notes payable - related party                    145,000        232,163
     Proceeds on notes payable                                      684,646      2,567,725
     Payments on lines of credit                                   (145,893)            --
     Payments on notes payable - related party                     (231,540)            --
     Payments on notes payable                                   (1,566,363)            --
     Principal borrowings on notes payable to related parties                      232,163
     Private offering of common stock                               785,000             --
                                                                -----------    -----------
 Net cash provided (used in) by financing activities               (341,819)     3,032,051
                                                                -----------    -----------
Cash acquired through acquisition                                    74,596             --
Net Increase in cash and cash equivalents                           435,079       179,098
Cash and cash equivalents at beginning of year                      187,062         7,964
                                                                -----------    -----------
Cash and cash equivalents at end of year                        $   622,141    $   187,062
                                                                ===========    ===========

Supplemental disclosure of cash flow information
Cash paid during the year
     Interest                                                   $   328,238    $   387,889
                                                                ===========    ===========
     Income taxes                                               $        --    $     1,600
                                                                ===========    ===========

Supplemental dicslosure of non-cash
investing and financing activities:
   Property acquired through notes payable                      $        --    $ 1,250,000
   Business acquired through issuance of notes payable          $   345,000    $ 1,250,000
   Businesses acquired through issuance of common stock          13,141,742             --
   Shares returned to company                                     8,636,776             --

Notes payable transferred to accounts payable                         5,827             --
Notes payable cancelled through issue of stock                      400,000             --


           See accompanying notes to consolidated financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2005 and 2004

Note 1 - Organization and Summary of Significant Accounting Principles

Nature of Business

Gateway International Holdings, Inc. (the "Company") was originally incorporated on September 24, 1997 under the laws of Nevada. The Company and its subsidiaries are engaged in the following businesses:

1. Acquiring and selling new Computer Numerically Controlled machine tool equipment.
2. Acquiring, refurbishing and selling pre-owned Computer Numerically Controlled machine tool equipment.
3. Acquiring and selling small tools to the machine tool, automotive and medical tool manufacturing industries.
4. Manufacturing precision metal component parts in the defense, automotive, aerospace and medical industries.

Principles of Consolidation

The consolidated financial statements include the accounts of Gateway International Holdings, Inc., and its wholly owned subsidiaries; E.M. Tool Company, Inc. dba Elite Machine Tool Company, Eran Engineering, Inc., All American CNC Sales, Inc., Gledhill/Lyons, Inc., dba Accurate Technologies, ESK, Inc., A Line Capital Corporation, Spacecraft Machine Products, Inc., and Nu-Tech Industrial Sales, Inc. Inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of Credit Risks

At September 30, 2005, the Company maintained $583,352 of its cash in bank deposit accounts which exceeded the Federally insured limits. No losses have been experienced related to such accounts. The Company believes it places its cash with quality financial institutions and is not exposed to any significant concentrations of credit risk on cash.

During fiscal 2005, the Company had sales to three customers, which represented 39.5% of net sales, and in fiscal 2004 the Company had sales to two customers which represented 26.48% on net sales. At September 30, 2005, two customers accounted for 40% of accounts receivable and in fiscal 2004 two customers accounted for 61% of accounts receivable. If the relationship between the Company and these customers was altered, the future results of operations and financial condition could be significantly affected.

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological and other risks associated with operating a business, including the potential risk of business failure, and a down turn in either defense spending or in the aerospace industry.

Reclassification

Certain expenses have been reclassified in the financial statements for the year ended September 30, 2004. The selling, general and administrative costs have been reduced by $404,976 and this amount has been reclassified as legal and professional fees of $121,795 and depreciation of $283, 181.

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

Business Segments

The Company's business segments were organized around four reportable segments consisting of pre-owned equipment sales, new equipment sales, small tool sales and precision metal manufacturing.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2005 and 2004

Cash and cash equivalents

The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable

The Company sells products to customers primarily throughout the United States. The Company performs periodic credit evaluations of its customers and does not obtain collateral with which to secure its accounts receivable. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Management periodically reviews accounts receivable and actively pursues any overdue accounts. At September 30, 2005 and at September 30, 2004, management provided for an allowance for doubtful accounts. Although management expects to collect all amounts due, actual collections may differ from the reported amounts.

Inventories

Inventories, which consist of new and pre-owned machine tool equipment, raw materials, and work in progress used in our manufacturing companies are stated at the lower of cost or market with cost determined on a first in first out basis. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are known.

Market value is based on management's forecast for sales of the Company's products in the ensuing years. The industries in which the Company operates are characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate market value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheet.

Inventories consist of the following at September 30, 2005:

                  Machinery ready for sale   $  447,882
                  Finished goods                426,558
                  Work in progress              344,068
                  Parts                         202,080
                                             ----------

                                             $1,420,588
                                             ==========

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. Equipment, under capital lease obligation, is amortized over the shorter of the estimated useful life or the term of the lease. Repairs and maintenance are expensed as incurred, while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the consolidated statements of operations.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company determined there was no impairment of long-lived assets as of September 30, 2005 and 2004.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2005 and 2004

Goodwill and Other Intangible Assets

The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, the Company determined that $207,244 of goodwill relating to its acquisition of ESK was impaired at September 30, 2005 (see Note 10).

Income Taxes

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin 104. Sales revenue is recognized at the date of shipment to customers when; a formal arrangement exists; the price is fixed or determinable; the delivery is completed; no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising

The Company expenses the cost of advertising when incurred as selling expenses. Advertising expenses were $29,872 and $2,327 for the years ended September 30, 2005 and 2004, respectively.

Basic and Diluted Earnings Per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's calculation of loss per share at September 30, 2005 includes 1,300,000 common shares to be issued, and excludes 833,378 shares issued as security for a note payable (see Note 4).

Fair Value of Financial Instruments

The carrying amount of the Company's accounts receivables, accounts payables and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financia1 instruments. The carrying value of notes payable and notes payable related parties approximates their fair value as the related effective interest rate approximates the rate currently available to the Company.

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SOFAS No. 123 requires compensation expense to be recorded (I) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," APB 25 and related interpretations with pro-forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. During the years ended September 30, 2005 and 2004, no options to acquire common stock were issued by the Company.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2005 and 2004



Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29, to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Note 2 - Going Concern

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2004, the Company had an accumulated deficit of $ 2,216,174 and a working capital deficit of $ 662,038. These matters raised substantial doubt about the Company's ability to continue as a going concern, and the accompanying report of the independent registered public accounting firm for the year ended September 30, 2004 was modified to address the ability of the Company to continue as a going concern.

For the year ended September 30, 2005, the Company had positive cash flow from operations of approximately $819,000, and had working capital of $173,173 as of September 30, 2005. The Company incurred a loss of $268,712 for the year ended September 30, 2005. The loss incurred in 2005 was attributable to aggregate non-cash costs of $2,583,924 relating to an impairment of goodwill, intangible amortization, depreciation and non cash stock compensation costs. Management believes that cash generated by operations will be sufficient to meet the anticipated cash requirements for operations, working capital and capital expenditures for the next twelve months through September 30, 2006. The Company also intends to raise new funds from another private offering from private investors and institutional investors and to obtain a substantial new credit facility with a bank, however, there can be no assurances that the Company will ultimately be successful in its fundraising efforts.

The Company has a matter outstanding that may inhibit its ability to raise funds. The SEC has instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against our President, Chief Executive Officer and Director, Larry A. Consalvi. The SEC seeks to suspend the registration of our securities for a period not exceeding 12 months or revoke the registration of our securities pursuant to
Section 12 of the 1934 Act, and to cause us and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. This Administrative Proceeding, File No. 3-11894, arose from our failure to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual reports on Form 10-K for our fiscal years ended September 30, 2004 and 2003, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as our President, caused us to violate these reporting requirements. On August 18, 2005, the Administrative Law Judge issued an Initial Decision and ordered the revocation of each class of our securities pursuant to Section 12(j) of the Securities Exchange Act of 1934. It was further ordered that our Chief Executive Officer, President and Director, Larry A. Consalvi, cease and desist from committing any violation or future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13. The Company continues to vigorously defend against this action (see Note 6).

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2005 and 2004


Note 3 - Property and Equipment.

Property and equipment consists of the following at September 30, 2005:

           Land and building                               $1,250,000
           Machinery and equipment                          2,652,802
           Furniture, fixtures and office equipment           156,281
           Vehicles                                           108,682
           Leasehold improvements                              60,247

                                                            ----------
                                                            4,228,012
Less accumulated depreciation and amortization              1,078,005

                                                            ----------
                                                            $3,150,007
                                                            ==========

Depreciation expense recorded in the financial statements for the years ended September 30, 2005 and 2004 was $530,997 and $283,181, respectively.

Note 4 - Notes Payable

Notes payable consist of the following as of September 30, 2005:

Secured notes payable to a bank, collateralized by substantially all the assets and a mortgage on the land and building of the
Company and guaranteed by stockholders, payable in monthly
installments totaling $29,250 including interest of 8% per annum for a 60 month term, with a balloon payment due at maturity in
August 2008. During the year ended September 30, 2005, the
Company negotiated a reduction in the balloon payment due at the end of the term of the note payable, for other services provided to the bank. The reduction of $227,184 has been included in the accompanying Statement of Operations as other income for the year
ended September 30, 2005.                                            $1,726,905

Secured notes payable to various banks, secured by equipment and in most instances guaranteed by a stockholder, payable in
aggregate monthly installments totaling $36,070 including
interest ranging from 6% to 10.5% per annum for terms ranging
from 36 -60 months, the latest of which matures in November 2009.       863,960

Secured notes payable to financial institutions secured by
automobiles with monthly payments of $ 1,617 including interest ranging up to 6.9% per annum, the latest of which matures in
2009.                                                                    37,371

Four unsecured lines of credit payable to two banks for working capital requirements, due on demand, interest only payments made monthly at an annual interest rate of prime plus 2% per annum
(8.75% at September 30, 2005).                                          181,474

Two notes payable to two individuals in monthly installments of
$15,000 per month each including interest at 6% per annum for a
36 month term, maturing in June 2006, secured by 833,378 shares
of the Company's common stock.                                          517,728

Two unsecured bank loans for working capital purposes due in
October 2007 and June 2009 with interest of 7.5 % and 6.75% per
annum with monthly payments including interest totaling $2,782.          92,310
                                                                     ----------

Total notes payable                                                   3,419,748

Current portion of notes payable                                       (993,684)
                                                                     ----------
Long term portion of notes payable                                   $2,426,064
                                                                     ==========

      GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
         For the years ended September 30, 2005 and 2004

Note 5- Notes Payable, related parties

Notes payable to related parties consist of the following as of September 30, 2005:

Unsecured notes payable to a related party, a stockholder for working capital requirements, due on demand, non interest
bearing, with interest imputed at 6% per annum for financial
statement purposes.                                                  $  706,200

Unsecured note payable to a related party, a stockholder, for working capital requirements, due on demand, payable in monthly
installments of $2,000 including interest at 6% per annum.               67,137

Unsecured note payable to a related party for working capital requirements interest only payments made monthly at an annual interest rate of 7% per annum with monthly payments including
interest of $1,541.                                                       6,070

Unsecured note payable to a related party, due December 31, 2009,
with interest payable monthly at 18% per annum.                         100,000

Note payable to a stockholder secured by the common shares of
Spacecraft Machine Products, Inc. payable in monthly installments of $3,667 per month, non interest bearing, including interest
imputed at 6% per annum for financial statement purposes.               194,326

Unsecured note payable to a stockholder payable in monthly
installments of $6,250 per month, non interest bearing, including interest imputed at 6% per annum for financial statement
purposes.                                                                62,500

Valuation discount for imputed interest.                                 53,435
                                                                     ----------

Total notes payable, related parties                                  1,189,668

Current portion of notes payable, to related parties                    892,178
                                                                     ----------

Long term portion of notes payable, to related parties               $  297,490
                                                                     ==========

Interest expense on note payable, related parties for the years ended September 30, 2005 and 2004, was $67,796 and $10,519, respectively.

Maturities of notes payable and notes payable, related parties are as follows:

      For the years ending September 30,

            Notes payable  Related parties     Total
            -------------  ---------------   ----------

     2006   $     993,684  $       892,178   $1,885,862
     2007         784,169           65,198      849,367
     2008       1,500,998           66,490    1,567,488
     2009         132,262           47,477      179,739
     2010           8,635          118,325      126,960

            -------------  ---------------   ----------
            $   3,419,748  $     1,189,668   $4,609,416
            =============  ===============   ==========

      GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
         For the years ended September 30, 2005 and 2004


Note 6 - Commitments and Contingencies

Lease Commitments

The Company leases certain properties under non cancellable operating lease agreements expiring through 2009, future minimum rental commitments as of September 30, 2005 are as follows:

                                                       Total
                                                    ----------
                     Year ending September 30, 2006 $  275,880
                     Year ending September 30, 2007    115,680
                     Year ending September 30, 2008     65,280
                     Year ending September 30, 2009     65,280
                     Year ending September 30, 2010     16,320

                                                    ----------
                     Total minimum lease payments   $  538,440
                                                    ==========

Rent expense under operating leases for the years ended September 30, 2005 and 2004 was $233,743 and $ 100,992, respectively.

Employment Agreements
---------------------

In connection with our acquisition of All American from Tim Consalvi and his wife, Kathy Consalvi, on September 28, 2004, All American entered into an employment agreement with Tim Consalvi to serve as the President of All American at compensation rate of $168,000 per annum. The initial term of this employment agreement was for one year commencing on October 1, 2004, and automatically renews for successive one year terms unless earlier terminated by either party. The employment agreement provides that Mr. Consalvi may be terminated for cause.

In connection with the acquisition of Gledhill/Lyons, Inc. d.b.a. Accurate Technology from David Lyons and William Gledhill, in December 2004, Accurate Technology entered into an employment agreement with William Gledhill to serve as the Vice President of Accurate Technology at a compensation rate of $192,000 per annum. The initial term of this employment agreement is for one year commencing on December 7, 2004, and automatically renews for successive one year terms unless earlier terminated by either party. The employment agreement provides that Mr. Gledhill may be terminated for cause.

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

In connection with our acquisition of Spacecraft Machine Products, Inc. from Lloyd Leavitt, III and the Leavitt Family Trust, in January 2005, Spacecraft entered into an employment agreement with Lloyd Leavitt, III, to serve as its President at a compensation rate of $115,050 per annum. The initial term of this employment agreement is for one year commencing on January 31, 2005, and automatically renews for successive one year terms unless earlier terminated by either party. The employment agreement provides that the Mr. Leavitt may be terminated for cause. As a result of the closure of Spacecraft, Spacecraft's employment agreement with Mr. Leavitt was thereby terminated and he now manages Spacecraft's former business on behalf of Accurate Technology.

      GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
         For the years ended September 30, 2005 and 2004


In connection with our acquisition of Nu-Tech Industrial Sales, Inc. from Rob Page and Kathy Page in March 2005, Nu-Tech entered into an employment agreement with Robert Page and Kathy Page to serve as principal executive officers of Nu-Tech, subsequent to the acquisition, at a joint compensation rate of $200,004 per annum. The term of their employment shall be for 2 years.
The parties are currently negotiating the remaining terms of the definitive employment agreement.

On September 1, 2005, we entered into an employment agreement with Mr. Jitu Banker to serve as our Chief Financial Officer at a compensation rate of $156,000 per annum. In addition, we issued 300,000 restricted shares of our common stock to Mr. Banker as a signing bonus. The initial term of this employment agreement is for three years commencing on September 1, 2005, and automatically renews for successive one year terms unless earlier terminated by either party. The employment agreement provides that Mr. Banker may be terminated for cause.

Contingencies:
--------------

o From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. Below is a brief summary of our existing, pending and known threatened litigation as of the date of this report:
o
o On June 28, 2002, we received a letter from the SEC requesting that we produce documents related to our efforts to become a NASDAQ-listed company, including press releases, merger and/or acquisition documents, and agreements and/or arrangements with third parties to promote our stock. Subsequently, on February 5, 2003, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony to investigate, among other things, our connection to the unsolicited emails, whether persons had acquired more than 5% of our common stock without filing a Schedule 13D, whether officers, directors, and holders of more than 10% of our common stock had failed to report the sale or purchase of our securities with the SEC on Forms 3, 4, and/or 5, and our failure to file annual reports certified by an independent accountant and to state further material information in such reports. We were prevented from meeting our periodic reporting obligations because Bechler Cams, Inc. refused to turn over necessary financial information to us and our auditors to timely complete the audits so that all required financial information could be included in these periodic reports (see note 11).

As a result, on October 16, 2003 we were advised by the Central Regional Office of the SEC that it intended to recommend that the SEC institute enforcement proceedings against us, and our President, Larry A. Consalvi in connection with our inability to file timely quarterly reports for the periods ended March 31, 2003 and June 30, 2003 and our annual report for the fiscal year ended September 30, 2003. In addition, the Central Regional Office of the SEC recommended the institution of enforcement proceedings against us for alleged antifraud violations based on false and misleading statements contained in our Current Report on Form 8-K, filed October 18, 2001 and information statements filed on or about January 10, 2002, January 23, 2002, and January 25, 2002, which were signed by our former president, Joe Thomas relating to Mr. Thomas' ownership of our stock and his compliance with certain reporting requirements and for failing to disclose payments made by an officer of E.M. Tool Company to us in connection with a reverse merger. Upon recommendation by the Central Regional Office of the SEC, the SEC subsequently issued an Order Instituting Proceedings, Making Findings, and Imposing a Cease-And-Desist Order Pursuant to Section 21C of the Securities Exchange Act of 1934 and Revoking Registration of Securities Pursuant to Section 12(j) of the Securities Exchange Act of 1934 (the "Order Instituting Proceedings"). In the Order Instituting Proceedings, the SEC found that we failed to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual report on Form 10-K for the fiscal year ended September 30, 2003, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as our President, caused us to violate these reporting requirements. In anticipation of the Order Instituting Proceedings, we submitted an Offer of Settlement of Gateway International Holdings, Inc. and Larry A. Consalvi (the "Settlement Offer"), in which we consented to an entry of an Order by the SEC which revoked the registration of our securities and Mr. Consalvi consented to a cease-and-desist order requiring that he refrain from any future violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1 F and 13a-13 thereunder. We and Mr. Consalvi have subsequently withdrawn our consent following a determination to bring us back into reporting compliance.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2005 and 2004


In April 2005, the SEC instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against our President, Chief Executive Officer and Director, Larry A. Consalvi. The SEC seeks to suspend the registration of our securities for a period not exceeding 12 months or revoke the registration of our securities pursuant to
Section 12 of the 1934 Act, and to cause us and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. This Administrative Proceeding, File No. 3-11894, arose from our failure to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual reports on Form 10-K for our fiscal years ended September 30, 2004 and 2003, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as our President, caused us to violate these reporting requirements. On August 18, 2005, the Administrative Law Judge issued an Initial Decision and ordered the revocation of each class of our securities pursuant to Section 12(j) of the Securities Exchange Act of 1934 (the "Exchange Act"). It was further ordered that our Chief Executive Officer, President and Director, Larry A. Consalvi, cease and desist from committing any violation or future violations of
Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13. We have now filed all the delinquent 10-KSBss and 10-QSBs referred to above. On September 7, 2005, we filed a petition with the Commission for a review of the Initial Decision, and on September 12, 2005, the Commission granted our petition for review pursuant to Rule 411 of the Commission's Rules of Practice. We now await the final decision of the Commission.

o On January 4, 2005, a complaint was filed against our wholly-owned subsidiary, Elite Machine Tool Company, Inc., in the matter entitled BTL Machine v. Elite Machine Tool Company, Inc. The complaint was filed in Case No. 05CC01842 in the Superior Court of California, County of Orange, and alleges causes of action for breach of contract and implied warranty related to BTL Machine's claim that it received defective products from Elite Machine. BTL Machine seeks to recover approximately $64,000 in damages. The management of Elite Machine has denied any such liability for defective products and intends to vigorously defend the action. Elite Machine has filed a cross-compliant against BTL Machine seeking to recover approximately $5,000 in past due accounts receivable. The parties are currently under discussions to settle this matter and, as such, our counsel has advised us that it is premature to attempt to estimate any potential outcome or loss at this time.

On December 8, 2004, a complaint was filed against us and some of our principals by the Duffy Law Firm in the matter entitled The Duffy Law Firm vs. Gledhill, et al. The complaint was filed in Case No. 04CC11981 in the Superior Court of California, County of Orange, and alleges causes of action for breach of contract, open book account, quantum meruit, and declaratory relief related to the plaintiff's claim for unpaid legal services. We have settled this matter with the plaintiff and have agreed to make six monthly payments to plaintiff in the amount of $10,000 per month.

o On February 27, 2004, Nelson Engineering filed a complaint against us in the matter entitled Nelson Engineering, Inc. versus Gateway International Holdings, Inc. The complaint was filed in the Superior Court of California, County of Orange as Case No. 04CC03433 The plaintiff sought repayment of a loan that was provided to the Company pursuant to a Promissory Note, dated May 15, 2003. The Company does not dispute that such amounts are owed to plaintiffs. The balance due to Nelson Engineering, Inc. was $64,445, which amount was provided for in our Financial Statements for fiscal year 2004. We have settled this matter with the plaintiff and have paid in full the balance owed to Nelson Engineering.
o
o We have retained counsel to represent our subsidiary, Elite Machine, and commence an action against Viking Products, Inc. ("Viking"). The dispute arose as a result of Elite Machine's purchase of three Kitamura machines from Viking on September 20, 2005 which Elite Machine later discovered had latent defects. These defects were not disclosed by Viking prior to the parties' entry into a purchase agreement. In addition, Elite Machine agreed to take possession of another machine from Viking and attempt to sell the machine on consignment. This machine likewise had undisclosed, latent defects which, in the opinion of Elite Machine's management, rendered the machine worthless. However, at the time Elite Machine took possession of the machine, the anticipated value was estimated to be $5,000. Accordingly, there is a possibility that Viking will cross-complain against Elite Machine for the $5,000 deemed value of the machine. Accordingly, we estimate the maximum potential liability to Elite Machine to be limited to $5,000. As of the filing of this Annual Report, no complaint for damages has yet been filed.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2005 and 2004

We have retained counsel to represent our subsidiary, Nu-Tech, and commence an action for the collection of outstanding receivables o approximating $75,000 due to Nu-Tech from MC2 Custom Alloys, Inc. ("MC2"). We have reserved this amount as a doubtful debt on our Financial Statements. We are not aware of any possible counterclaims against Nu-Tech by MC2. As of the filing date of this Annual Report, no complaint for damages has yet been filed.

On August 12, 2005, a complaint was filed against our Company, in the matter entitled Mouton v. Gateway International Holdings, Inc. by our former Chief Financial Officer. The complaint was filed in Case No. 05CC09234 in the Superior Court of California, County of Orange, and alleges causes of action for declaratory relief, conversion, claim and deliver, and constructive trust, and seeks an order requiring that we replace 600,000 restricted shares of our common stock that was issued to the plaintiff, but subsequently cancelled by us with 600,000 unrestricted shares of our common stock. We have filed a cross-complaint alleging causes of action for breach of written contract, violation of Labor Code ss. 2865, declaratory relief, injunctive relief, misrepresentation, and breach of duty of loyalty. The plaintiff served as our Chief Financial Officer from December 2001 until his resignation in August 2002. Previous to this, the plaintiff had been employed by the Company since 1988. This matter is currently in the discovery phase and, as such, our counsel has advised us that it is premature to attempt to estimate any potential outcome at this time.

On August 8, 2005, we filed a complaint against one of our vendors in the matter entitled Gateway International Holdings, Inc. d.b.a Elite Machine Tool Company
v. Hunt Enterprises. The complaint was filed in Case No. 05CC09063 in the Superior Court of California, County of Orange, and alleges causes of action for breach of contract and common counts. The dispute arose as a result of defendant's failure to deliver equipment that we purchased pursuant to a contract and for which we paid $20,000 in full payment of such equipment. Although we anticipate a favorable ruling, this matter is currently in the discovery phase and, as such, our counsel has advised us that it is premature to attempt to estimate any potential outcome at this time.

Harvey L. Carmichael v. Integrity Stock Transfer & Registrar, Don Maddalon, Gateway International Holdings, Inc. and Lawrence A. Consalvi, U.S. District Court D. Nevada Case No. 3:05-CV-00608HDM

On October 11, 2005, in the Second Judicial District of Nevada. The complaint asserts various causes of action including breach of contract, breach of fiduciary duties, misrepresentation, interference with contract, deceptive trade practices, and violation of the federal RICO status based on allegations that the Company, Mr. Consalvi, and its transfer agent wrongfully refused to register stock that plaintiff contends he owns. The complaint seeks unspecified compensatory and punitive damages in an amount exceeding $10,000. On November 8, 2005, the Company removed the case to the United States District Court for the District of Nevada. The Company and Mr. Consalvi believe that the complaint is without merit and they intend to defend this action vigorously. No assessment can be made of the likelihood of any particular outcome in this case, which is still at its early stages.

Note 7 - Stockholders' Equity

Preferred Stock
---------------

The Company's articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. As of September 30, 2005, the Company had no shares of preferred stock issued and outstanding.

Common Stock
------------

In August 2004, the company declared a forward stock split and issued 2 shares for 1. All shares and per share data have been retroactively restated to reflect the stock split.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2005 and 2004

Shares issued for acquisitions:
------------------------------

In October 2004, the Company issued 1,000,000 restricted common stock shares to the shareholders of All American CNC sales, Inc., ("All American") for the purchase of all of its common stock, pursuant to which All American became a wholly owned subsidiary of the Company. In addition, the Company agreed to issue a further 500,000 restricted shares of common stock to the shareholders of All American based on achieving certain profit levels for the two years following the acquisition. In December, 2005, the Board agreed to issue these shares as All American had achieved its profit targets. In total the 1,500,000 shares were valued at $1,055,000 based upon the average market price of the shares.

In December 2004, the Company issued 12,000,000 restricted common stock shares to the shareholders of Gledhill/Lyons, Inc., dba Accurate Technology, ("Accurate Technology") for the purchase of all of its common stock, pursuant to which Accurate became a wholly owned subsidiary of the Company. Two officers of the Company, Lawrence Consalvi and Joseph Gledhill, each surrendered 6,000,000 of their shares to the Company so that the acquisition of this company would not result in any overall dilution to the holdings of the Company's existing shareholders. The 12,000,000 shares were valued at $8,760,000 based upon the average market price of the shares.

In December 2004, the Company issued 219,780 restricted common stock shares to the shareholders of ESK, Inc., ("ESK"), together with a cash payment of $50,000 for the purchase of all of its common stock, pursuant to which ESK became a wholly owned subsidiary of the Company. The 219,780 shares were valued at $158,242, based upon the average market price of the shares .

In January 2005, the Company issued 600,000 restricted common stock shares to the shareholders of Spacecraft Machine Products, Inc., ("Spacecraft"), for the purchase of all of its common stock, pursuant to which Spacecraft became a wholly owned subsidiary of the Company. In addition the Company agreed to issue 450,000 additional restricted common stock shares to one shareholder of Spacecraft Machine Products, Inc. based on achieving certain profit levels in three subsequent years. Spacecrafts operations have been assumed by Accurate, and the Board agreed to waive the profit restriction and to issue the additional shares of common stock. In total, the 1,050,000 shares were valued at $868,500 based upon the average market price of the shares.

In March 2005, the Company issued 2,500,000 restricted common stock shares to the shareholders of Nu Tech Industrial Sales, Inc. ("Nu Tech") for the purchase of all of its common stock, pursuant to which Nu Tech became a wholly owned subsidiary of the Company. The 2,500,000 shares were valued at $2,300,000 based upon the average market price of the shares.

Shares issued for settlement of debt
------------------------------------

In December 2004, the Company issued 512,820 shares of common stock for a partial payment of $400,000 on a note payable. The $400,000 represented the fair value of the 512,820 shares as of the date of the agreement. The Company also issued 833,378 shares of common stock as security for the amount due on the note. The 833,378 shares will be returned to the Company when the note is fully paid and have not been considered as outstanding in the financial statements for the year ended September 30, 2005.

Sales of Common Stock:
----------------------

During the year ended September 30, 2005, the Company issued 1,309,888 restricted common stock shares for cash of $785,000.

Shares issued for services:
--------------------------

In September 2005 the Company entered into a 36 month employment agreement with its Chief Financial Officer, the terms of which included the issuance of 300,000 restricted common stock shares, as a signing bonus, which vested immediately. The shares were valued at $357,000 based on the common stock price at the date of the award and have been reflected as an expense in the consolidated statement of operations for the year ended September 30, 2005.

In September 2005 the Company entered into a three year agreement with a financial advisor the terms of which included the issuance of 500,000 restricted common stock shares, as a signing bonus, which vested immediately. The shares were valued at $590,000 based on the common stock price at the date of the award and have been reflected as an expense in the consolidated statement of operations for the year ended September 30, 2005.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2005 and 2004


In September 2005 the Company entered into a 13 month consulting agreement with an investment banker the terms of which included the agreement to issue 350,000 restricted common stock shares in lieu of fees, which shares vested immediately. The shares were valued at $507,500 based on the common stock price at the date of the award and have been reflected as an expense in the consolidated statement of operations for the year ended September 30, 2005. As of September 30, 2005 the shares have yet to be issued.

Note 8 - Segment Information

General description
-------------------

The Company's business segments were organized around four reportable segments consisting of pre-owned equipment sales, new equipment sales, small tool sales and precision metal manufacturing. The company's segments consist of individual companies managed separately with each manager reporting to the Board, with the exception of precision metal manufacturing that has two companies individually managed that make up that segment and report to the Board individually. "Other" represents corporate functions.

Sales and operating profit are reflected net of inter-segment sales and profits. Operating profit is comprised of net sales less operating expenses. Other expenses include the impairment of goodwill and amortization of intangible assets.

The increase in capital assets is primarily due to the acquisitions closed during the year ended September 30,2005. Income taxes are not allocated and reported by segment since they are excluded from the measure of segment performance reviewed by management.

The accounting policies of the reportable segments are the same as those applied to the consolidated financial statements.


Profit and Loss-Year ended September 30, 2005

                                      Pre owned      New Equip       Small tool     Precision       Other             Total
                                     Equip sales       sales           sales        Metal mfg

Revenue from external customers      $  3,706,474    $  3,608,265   $  2,258,994   $  9,328,857   $       --      $ 18,902,590

Interest income                                --             128            734            425           --             1,287

Interest expense                          152,919           5,883         13,960        208,911           --           381,673

Depreciation and amortization               1,068          94,478         66,234        760,400           --           922,180

Impairment of goodwill                         --              --             --        207,244           --           207,244

Segment profit (loss) before taxes       (190,508)        137,962         40,591      1,341,679     (2,187,086)       (857,362)

Segment assets                            426,027       1,871,148      3,481,106     16,005,567           --        21,783,848

Expenditures for segment assets                --       1,055,000      2,300,000     10,131,742           --        13,486,742

------------------------------------------------------------------------------------------------------------------------------

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2005 and 2004


Profit and Loss-Year ended September 30, 2004

                                      Pre owned    New Equip   Small tool   Precision       Other          Total
                                     Equip sales     sales       sales      Metal mfg
Revenue from external customers      $ 3,997,391   $    --    $      --    $ 3,206,725   $      --      $ 7,204,116

Interest income                             --          --           --           --            --             --

Interest expense                         146,130        --           --        241,759          --          387,889

Depreciation and amortization                247        --           --        282,934          --          283,181

Segment profit (loss) before taxes       306,692        --           --        245,942      (116,987)       435,647

Segment assets                           459,527        --           --      3,349,496          --        3,809,023

Expenditures for segment assets             --          --           --       2,500,000                   2,500,000

--------------------------------------------------------------------------------------------------------------------

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2005 and 2004

Note 9 - Income Taxes

The (provision) benefit for income taxes is comprised of :

                                                      Year ended September 30,

                                                       2005             2004
                                                     ---------        ---------

Current federal                                      $     --         $    --

Current state                                           27,315            1,600

Deferred federal                                        53,653          147,576

Deferred state                                         (54,897)          26,043

Change in valuation allowances                        (614,721)        (173,619)

                                                     ---------        ---------
(Benefit) provision for income taxes                 ($588,650)       $   1,600
                                                     ---------        ---------

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The differences between the federal statutory tax rate of 34% and effective tax rates are primarily due to state income tax provisions, net operating loss ("NOL") carryforwards, deferred tax valuation allowance and permanent differences as follows:

                                                      Year ended September 30,

                                                       2005             2004
                                                     ---------        ---------

Statutory rate                                             34%              34%

Increase (decrease) in taxes resulting from the following:

State income taxes net of federal tax benefit               6%               6%

Change in valuation allowances                            (71%)            (40%)

Permanent differences and other                           (38%)             --

                                                     ---------        ---------
Total                                                     (69%)             --
                                                     ---------        ---------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2005 and 2004


Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           September 30,

                                                        2005           2004
                                                     -----------    -----------
Noncurrent deferred tax assets:
    Capital loss-impairment of investment            $   336,330    $   336,330
    Net operating loss carryforwards                     515,897        614,721

    Depreciation                                          40,872           --

    Allowance for doubtful accounts                       49,909           --

    Other                                                  9,287           --
                                                     -----------    -----------
                                                         952,295        951,051

    Valuation allowance                                 (336,330)      (951,051)

                                                     -----------    -----------
Net noncurrent deferred tax assets                       615,965           --
                                                     -----------    -----------

Deferred tax liabilities:

  Noncurrent

    Intangible assets                                  1,538,945           --

                                                     -----------    -----------
  Total noncurrent deferred tax liabilities            1,538,945           --
                                                     -----------    -----------

                                                     -----------    -----------
Net noncurrent deferred tax asset (liability)        $  (922,980)   $      --
                                                     -----------    -----------


As of September 30, 2005, the Company has federal net operating loss carryforwards of approximately $1,100,000 and $1,393,000 state net operating loss carryforwards for tax purposes, which will be available to offset future taxable income . If not used, these carryforwards will expire between 2013 and 2017. The Company's income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit.

NOTE 10 - ACQUISITIONS COMPLETED IN FISCAL 2005

On October 1, 2004 we completed our acquisition of All American CNC Sales, Inc. ("All American"). We acquired 100% of the voting equity interest and All American is now a subsidiary of the Company. The results of All American from October 1, 2004 have been included in our consolidated financial statements. All American distributes new Machine tool equipment primarily in the Orange County area.

On December 7, 2004 we completed our acquisition of Gledhill/Lyons, Inc. dba Accurate Technologies ("Accurate"). We acquired 100% of the voting equity interest and Accurate is now a subsidiary of the Company. The results of Accurate from December 8, 2004 have been included in our consolidated financial statements. Accurate is a precision machine tool shop specializing in the manufacture of parts in the defense, aerospace and automotive industries.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended September 30, 2005 and 2004

On December 23, 2004 we completed our acquisition of ESK, Inc. ("ESK"). We acquired all the outstanding shares of ESK, Inc. and ESK is now a wholly owned subsidiary of the Company. ESK was the sole provider of assembly work to Eran Engineering, Inc. ("Eran"). ESK was folded into Eran Engineering. As a result of this the goodwill of $207,241 that arose out of the acquisition of ESK has been determined to be impaired and is reflected as an impairment loss on the accompanying Statement of Operations for the year ended September 30, 2005.

On February 1, 2004 we completed our acquisition of Spacecraft Machine Products, Inc. ("Spacecraft"). We acquired 100% of the voting equity interest and Spacecraft is now a subsidiary of the Company. The results of Spacecraft from February 1, 2005 have been included in our consolidated financial statements. Spacecraft is a precision machine tool shop specializing in the manufacture of parts in the defense, aerospace and automotive industries. As of June 1, 2005, the Company sold the assets of Spacecraft and folded the business of Spacecraft into Accurate and with that also transferred the goodwill and intangible assets associated with Spacecraft. At that time the Company performed an impairment test of the goodwill of Spacecraft, which was assigned to Accurate, and recognition of an impairment was not deemed necessary.

On March 31, 2005 we completed the acquisition of Nu Tech Industrial Sales, Inc. ("Nu Tech"). We acquired 100% of the outstanding voting stock of Nu Tech and Nu Tech is now a wholly owned subsidiary of the Company. The results of Nu Tech from April 1, 2005 have been included in our consolidated financial statements for 2005. Nu Tech sells and distributes small tools to the defense and aerospace, automotive and medical manufacturing industries. The acquisition of Nu Tech helps to further strengthen our new and used machine tool sales division as customers acquiring machinery need to acquire tools to be used on that equipment.

The following is an analysis of the purchase price of each of the acquisitions:

                                              All      Accurate     ESK        Spacecraft      Nu Tech         Total
                                         American    Technology
                                   --------------- ------------- ----------- ------------- ------------  ----------------
Purchase Price:
Value of shares issued at close    $      630,000    $8,760,000    $158,242      $486,000   $2,300,000   $    12,334,242
Shares to be issued                       425,000            --          --       382,500           --           807,500
Cash consideration                             --            --      50,000            --           --            50,000
Loans repaid                                   --            --          --       295,000           --           295,000
                                   --------------- ------------- ----------- ------------- ------------  ----------------
Total                              $    1,055,000    $8,760,000    $208,242    $1,163,500   $2,300,000   $    13,486,742
                                   --------------- ------------- ----------- ------------- ------------  ----------------

Purchase Price valuation:
Current Assets                     $       93,487      $506,731      $1,000      $325,100     $962,328   $     1,888,646
Property and Equipment                         --       349,664          --       560,000      127,856         1,037,520
Intangible Assets                         855,400     2,164,000          --       175,000      711,000         3,905,400
Goodwill                                  242,975     6,588,548     207,242       963,651    1,434,399         9,436,815
Current and long term
liabilities                             (136,862)     (848,943)          --     (860,251)    (935,583)       (2,781,639)

                                   --------------- ------------- ----------- ------------- ------------  ----------------
Total Purchase Price               $    1,055,000    $8,760,000    $208,242    $1,163,500   $2,300,000   $    13,486,742
                                   =============== ============= =========== ============= ============  ================


In order to prepare the valuations the independent valuation experts based the valuations on the following assumptions:

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the year ended September 30, 2005 and 2004

 Customer Relationships: the value of customer relationships was based on a ten year useful life. The forecasted gross revenues and anticipated earnings before income tax margins for each subsidiary were provided by the Company. The Company prepared forecasts that reflected the anticipated revenues from each of the current customers of the subsidiaries over a ten year period. A combined federal and state effective tax rate and the return on requisite assets reduced the final values to an after tax basis and the value was discounted. The customer relationship value was discounted to a present day value using discount rates of 21.2% to 31.3%, and a 38% corporate tax rate.

 Customer Backlog: The value of customer backlogs only applied to All American CNC sales, Inc. and Accurate Technologies. The useful life of the backlog was two months and three years, respectively. The Company provided revenues attributable to the backlog as of the date of acquisition. A combined federal and state effective tax rate was used to finalize the values and the return on requisite assets reduced the final values, which were discounted to a present day value. The backlog calculation of All American CNC Sales, Inc. and Accurate Technology was based on a 38% corporate tax rate discounted to present value.

The amounts that have been assigned to intangible assets primarily represent clients lists and also customer back orders and was based on an independent appraisal. The intangible assets will be amortized on a straight line method as follows; the customer relationships will be amortized over ten years while the useful life of the customer backlog for All American is 2 months and for Accurate Technology is 3 years also to be amortized on a straight line method.

Goodwill represents the excess of the purchase price of an acquired company over the fair value of the identifiable assets acquired and liabilities assumed. The provisions of SFAS No. 142 state that goodwill of a reporting unit must be tested for impairment on an annual basis or at any other time during the year if events occur or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit has been reduced below its carrying amount.

Circumstances that could trigger an impairment test include; a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; the loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; the results of testing for recoverability of a significant asset group within a reporting unit, and the recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

That annual test may be performed at any time during the year but must be at the same time each year. The criteria for the test are as follows:

      1. The assets and liabilities that make up the reporting company have not significantly changed since the last valuation.
      2. The most recent fair value determination exceeds the carrying amount of goodwill in that company.

In the case of ESK , goodwill of $207,244 has been determined to be impaired and has been written off. In the case of Spacecraft the goodwill has been transferred with the business to Accurate. In all other instances the impairment tests resulted in an increase in value which results in goodwill being greater than that shown in the financial statements for the year ended September 30, 2005.

Pro-Forma Information:

The Unaudited Combined Pro-forma revenue, net income and income per share assuming the transactions had been completed at the beginning of the periods reported, for Gateway International Holdings Inc. and subsidiaries would be as follows:

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the year ended September 30, 2005

Pro-Forma                                     Year ended          Year ended
                                             September 30,       September 30,
                                                  2005                2004

Revenue                                      $ 22,675,919        $ 16,430,166

Net Income (loss) for period                 $   (664,240)       $    422,885

Net Income (loss) per share - Basic and
diluted                                            ($0.02)       $       0.01

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the year ended September 30, 2005

NOTE 11 - IMPAIRMENT OF SUBSIDIARIES (2003)

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

The company lost control of the subsidiary effective January 1, 2003.

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

Based upon the fact that the Company lost its control of the subsidiary and the Company's evaluation of value of its investment, the Company recorded an impairment of the investments in the year ended September 30, 2003. We have recorded the impairment loss in the second quarter of 2003 as the Company lost control of the subsidiary effective January 1, 2003. The investment was recorded at the fair value of the Company's shares at the time of acquisition. In addition, we have deconsolidated the subsidiary effective January 1, 2003.

The Company recorded an impairment of the inventory in the year ended September 30, 2004, amounting $150,000. The impairment was recorded as the inventory was related to work order overruns whose cost were expensed when the job order was delivered and the Company believed its recoverability was uncertain.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the year ended September 30, 2005

Bechler Cams, Inc. and Nelson Engineering, Inc.

In the financials for the year ended September 30, 2003 the audit report was qualified with an audit scope limitation in that the auditors could not audit the results of Bechler Cams, Inc. and Nelson Engineering, Inc. These results were for the first quarter period ended December 31, 2002 which were included in the retained earnings as of October 1, 2003. The full description of the events and dates that led up to the rescission agreements are set out below:

At the time of these acquisitions, the principals of Bechler cams, Inc. ("BCI") and Nelson Engineering, Inc. ("Nelson") were well known to the Board of Gateway. The acquisition strategy of the Company was to find profitable, well-managed companies that could be acquired for stock and/or cash. It was imperative that the existing management would continue to run their businesses. Discussions regarding the acquisition of BCI and Nelson continued for many months. Prior to purchase, the Company's attorney issued representation letters to the principals of BCI and Nelson. The intent of these letters was to ensure that they recognized the pros and cons of being a subsidiary of a small publicly-reporting company. It is important to understand that notwithstanding the documentation, the representation letters, and the many discussions with the principals of BCI and Nelson, it is clear that the principals of BCI and Nelson never understood that they were being acquired by Gateway and that their corporations would be controlled by Gateway.

While not necessarily relevant to the issue of the existence of "control" at a given point, it helps to underscore the fact that not only did the Company not have actual control of these companies, but that the principals of BCI and Nelson also believed that the Gateway management did not have control.

The chronology of events starts in early 2002 when the Company started discussions with the Principals of BCI and Nelson. After a great deal of discussion and negotiation, the transactions were consummated in November 2002. The filing of Current Reports disclosing the acquisitions on Forms 8-K is not an indication of the possession of actual control (or lack thereof) but it does show that Gateway was at that time cognizant of its periodic reporting requirements under the Securities Exchange Act, and was taking steps to be in compliance with them. At the time of the initial filings on Form 8-K, the historical audits of BCI and Nelson were being performed, and the pro forma financial statements prepared, so that the appropriate amended filings could be timely made to include these elements. During this period, although Gateway was painstakingly able to complete these tasks, BCI and Nelson did not allow its auditors to have access to their prior year financial statements unless one of the BCI principals was physically present while the auditors were at Bick's offices. In fact, nobody was ever allowed onto the premises of BCI or Nelson unless they were escorted by one of the officers of BCI or Nelson. During all this time, the principals of BCI and Nelson required constant reassuring that this was a good transaction for all the parties, but by late December 2002 there were some discussions suggesting that the two transactions should be reversed.

On January 21, 2003, Daniel Lennert and Don Nelson, each being a principal of BCI and Nelson respectively, were appointed to the Gateway Board of Directors as a sign of good faith. On January 26, 2003, the Company's CEO was informed that the principals of BCI and Nelson wanted to meet the next day to discuss the whole merger. On Monday, January 27, 2003 the principals of BCI and Nelson informed the Company that they wanted to reverse the transaction. Both the principals of BCI and Nelson contended that they were never Directors of the Company and they never attended Board meetings. Over approximately the next ten days, the Company tried unsuccessfully to change the principals' minds about attempting to reverse the transactions. The final result was that none of these discussions yielded any results. During this period, BCI and Nelson did allow the auditors to review the financial statements for the quarter ended December 31, 2002, and these results were filed in February 2003 as a part of Gateway's Quarterly Report on Form 10-QSB, however this proved to be the last time that any employee or representative of Gateway was permitted to enter the BCI or Nelson premises. On February 3, BCI and Nelson again, and formally, informed the Company that they wanted to rescind the Gateway transaction.

During January and February 2003, the then Chief Financial Officer of Gateway, attempted to take control of the financial data and bank accounts of both BCI and Nelson. He wanted, among other things, to integrate them into the consolidated group and establish some internal controls. He was not allowed onto the premises other than the time he attended the audit review with the Company's auditors. Throughout the entire process, from the date the acquisitions were completed, no one at or representing Gateway was given access to the bank accounts of BCI or Nelson, nor could they sign checks on behalf of either company.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      For the year ended September 30, 200

Despite the Company's continued efforts to try to resolve these disputes amicably, in March 2003 the Company received the first letter from BCI's attorney. The tone of the attorney's comments, such as referring to the merger as a "fraudulent scam", and the statements describing the Company's filings on Forms 10-QSB and 8-K, as amended, as false and misleading was inexcusable Furthermore, BCI's attorney demanded that the Company amend its filed reports to remove all references to the merger. On March 14, the Company was served with the civil Complaint seeking the rescission. Amongst many other statements, the Complaint alleged that the first time that BCI's principals knew that a merger had taken place was when they read the first quarter report on Form 10-QSB on February 23, 2003. This is an important indication of the state of mind of the plaintiffs, BCI and also the principals of Nelson. At this time, attorneys for Nelson contacted the Company's attorneys to explore a possible settlement. It was soon after this that the Company recognized that the fundamental reasons why the Company wanted to acquire Nelson in the first place could not be realized, and the Company agreed to a settlement that included rescission of the transaction.


At the same time, in May 2003, as the litigation with BCI continued in full force, the Company authorized its attorneys to offer a settlement including rescission to BCI, which was immediately rejected. In May, the Company filed an Ex Parte application in US District Court seeking an order that all records necessary to complete its second quarter financial statements to be filed on Form 10-QSB be turned over to the Company. The application was denied, but the Judge allowed that application to be brought again in State Court. Early in June, the Company again filed an Ex Parte application in State Court, which was also denied. Finally, on November 20, 2003, a Settlement Agreement with BCI was entered into, which also included a rescission of the initial transaction. In short, during the period from the date the acquisition agreements were executed through May 2003:


1. The Company had limited direct communication with BCI, Nelson or its principals (and this was reduced to zero following the involvement of the attorneys in May 2003)
2. The Company was not allowed on the premises of either subsidiary, except in the beginning, and then only if accompanied by a principal
3. The Company was never permitted the ability to review, inspect or audit the books of BCI or Nelson.
4.    The Company was never permitted control over BCI or Nelson's bank accounts
5. The Company never received delivery of the BCI or Nelson shares owned by its principals, conveying full ownership of BCI and Nelson to the Company as required under its acquisition agreement
6. Even the courts rejected the Company's rights, as the "owner" of 100% of the shares in BCI, to obtain the financial data or exercise the degree of control necessary to include them in its consolidated financial reports.
7. At no time were any Directors or Officers of the Company appointed to the Boards of BCI or Nelson even after many attempts to be appointed to those boards.

To sum up, the Company did have an element of control of BCI and Nelson for a very short time, but effectively lost that control on January 1, 2003. Consequently, the Company's results for the quarter ended December 31, 2002 and for the year ended September 30, 2003 will remain as filed and these rescissions will have no further effect on future results of the Company.