Form 10QSB
period 2005-12-31
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2006-05-22
CIK 1072248

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended: December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                                                  Yes |_| No |X|

As of May 19, 2006, there were 41,653,288 shares of the registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                      GATEWAY INTERNATIONAL HOLDINGS, INC.
                                   Form 10-QSB
                  For the three months ended December 31, 2005

                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION ...........................................    3

          ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED) .............    3

          ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN
                            OF OPERATION ..................................   20

          ITEM 3.  CONTROLS AND PROCEDURES ................................   32

PART II -  OTHER INFORMATION ..............................................   33

          ITEM 1.  LEGAL PROCEEDINGS ......................................   33

          ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND
                            USE OF PROCEEDS ...............................   36

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ........................   36

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                            HOLDERS .......................................   36

          ITEM 5.  OTHER INFORMATION ......................................   36

          ITEM 6.  OTHER EXHIBITS .........................................   36

      PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                December 31,
                                                                                     2005
Assets                                                                          ------------
Current Assets:
Cash and cash equivalents                                                       $    772,627
Trade accounts receivable, less allowance for doubtful accounts of $110,000        2,256,895
Other receivables                                                                     32,672
Inventories                                                                        2,252,397
                                                                                ------------
Total current assets                                                               5,314,591

Property and equipment,  net                                                       2,974,152

Other Assets:
Deposits and prepayments                                                              14,849
Intangible assets, less accumulated amortization of $506,260                       3,399,140
Goodwill                                                                          10,811,934
                                                                                ------------
Total Assets                                                                    $ 22,514,666
                                                                                ============

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable                                                                $  3,117,521
Accrued expenses                                                                     194,280
Customer deposits                                                                    166,007
Income tax payable                                                                    15,961
Current Portion of notes payable                                                     800,252
Current portion of notes payable to related parties                                  902,299
                                                                                ------------
Total Current Liabilities                                                          5,196,320

Notes Payable, less current portion                                                2,342,667
Notes Payable to related parties, less current portion                               293,718
Net deferred tax liabilities                                                         840,228
                                                                                ------------
Total Liabilities                                                                  8,672,933
                                                                                ------------
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding                                              --
Common stock, $0.001 par value; 100,000,000 shares
authorized; 41,653,288 shares issued and outstanding                                  41,653
Additional paid in capital                                                        16,531,651
Accumulated deficit                                                               (2,731,571)
                                                                                ------------
Total stockholders' equity                                                        13,841,733
                                                                                ------------
Total Liabilities and Stockholders' Equity                                      $ 22,514,666
                                                                                ============

The accompanying notes are an integral part of these condensed consolidated financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                 ------------------------------
                                                 December 31,      December 31,
                                                     2005              2004
                                                 ------------      ------------
                                                                    (Restated)
Net sales                                        $  5,765,995      $  2,120,167
Cost of sales                                       3,825,944         1,362,161
                                                 ------------      ------------

Gross Profit                                        1,940,051           758,006
                                                 ------------      ------------

Operating expenses:
Selling, general and administrative expenses        2,097,994           720,866
Amortization of intangibles                           115,077            48,546
                                                 ------------      ------------
  Total operating expenses                          2,213,071           769,412
                                                 ------------      ------------

       Loss from operations                          (273,020)          (11,406)

Interest Income                                           744                53
                                                 ------------      ------------

Loss before income taxes                             (272,276)          (11,353)

(Benefit) provision for income taxes                  (65,192)           16,671
                                                 ------------      ------------
Net loss                                         $   (207,084)     $    (28,024)
                                                 ============      ============

NET LOSS PER SHARE, Basic and diluted
Net loss per share                               $      (0.01)     $          --
                                                 ============      ============

Weighted average
number of common shares outstanding                40,797,853        34,451,937
                                                 ============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                -----------------------------
                                                                December 31,     December 31,
                                                                    2005             2004
                                                                ------------     ------------
Cash flows from operating activities:                                             (Restated)
   Net loss                                                     $  (207,084)     $   (28,024)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                 154,745            8,050
      Amortization of intangible assets                             115,077           48,546
       Imputed interest                                              14,455               --
       Bad debts expense                                             13,195           (6,400)
       Loss on disposal of property and equipment                    34,103               --
       Deferred tax benefit                                         (82,752)               _
      (Increase) decrease in assets:
         Accounts receivable                                        (83,821)         143,150
         Inventories                                               (831,809)        (618,948)
         Other accounts receivable                                       --           (3,000)
         Deposits and prepayments                                    31,171           (6,530)
      Increase (decrease) in liabilities:
         Accounts payable                                         1,392,553          477,498
         Accrued liabilities                                        (70,066)              --
         Customer deposits                                          (20,000)              --
         Income tax payable                                         (11,353)          15,871
                                                                -----------      -----------
Net cash provided by (used in)  operating activities                448,414           30,213
                                                                -----------      -----------

Cash flows from investing activities:
   Purchases of property and equipment                              (12,993)
   Net assets acquired in acquisition                                               (923,769)
                                                                -----------      -----------
      Net cash used from investing activities                       (12,993)        (923,769)
                                                                -----------      -----------

Cash flows from financing activities:
   Principal borrowings on notes payable                                 --          829,194
   Principal borrowings on notes payable to related parties                          398,805
   Payments on notes payable                                       (276,829)
   Payments on notes payable - related party                         (8,106)
                                                                -----------      -----------
      Net cash(used in) provided by financing activities           (284,935)       1,227,999
                                                                -----------      -----------

      Net Increase in cash & cash equivalents                       150,486          334,443
Cash & cash equivalents at beginning of period                      622,141          187,062
                                                                -----------      -----------
Cash & cash equivalents at end of period                        $   772,627      $   521,505
                                                                ===========      ===========

Supplemental disclosure of cash flow information
   Cash paid during the year for:
      Interest                                                  $    67,577      $    29,090
      Income taxes                                              $     1,600      $       800

         The accompanying notes are an integral part of these condensed consolidated financial statements

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended December 31, 2005
                                   (Unaudited)

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

Basis of Presentation

The interim condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of December 31, 2005 and the results of operations and cash flows for the three-month periods ended December 31, 2005 and December 31, 2004. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of Gateway International Holdings, Inc., and its wholly owned subsidiaries; E.M. Tool Company, Inc. d.b.a. Elite Machine Tool Company, Eran Engineering, Inc., All American CNC Sales, Inc., Gledhill/Lyons, Inc., d.b.a. Accurate Technologies, ESK, Inc., A Line Capital Corporation, Spacecraft Machine Products, Inc., and Nu-Tech Industrial Sales, Inc. Inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of Credit Risks

At December 31, 2005, the Company maintained $582,876 of its cash in bank deposit accounts which exceeded the federally insured limits. No losses have been experienced related to such accounts. The Company believes it places its cash with quality financial institutions and is not exposed to any significant concentrations of credit risk on cash.

During the three months ended December 31, 2005 and 2004, the Company had sales to six and four customers, which represented 41.3% and 85.69%of net sales, respectively. At December 31, 2005, three customers accounted for 29.2% of accounts receivable. If the relationship between the Company and these customers was altered, the future results of operations and financial condition could be significantly affected.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended December 31, 2005

                                   (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Principles
(continued)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, valuation allowance on deferred tax assets, realization of inventories and collectability of accounts receivable. Actual results could materially differ from those estimates.

Inventories

Inventories, which consist of new and pre-owned machine tool equipment, raw materials, and work in progress used in our manufacturing companies are stated at the lower of cost or market with cost determined on a first-in first-out basis. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are determined.

Market value is based on management's forecast for sales of the Company's products in the ensuing years. The industries in which the Company operates are characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated the ultimate market value of the Company's inventories could be substantially less than the amount shown on the accompanying condensed consolidated balance sheet.

Inventories consist of the following at December 31, 2005:

Machinery ready for sale                                              $  958,909
Finished goods                                                           377,696
Work in progress                                                         646,567
Parts                                                                    166,964
Raw materials                                                            102,261
                                                                      ----------
                                                                      $2,252,397
                                                                      ==========

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

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended December 31, 2005

                                   (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Principles
(continued)

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin 104. Sales revenue is recognized at the date of shipment to customers when; a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Basic and Diluted Earnings (loss) per Common Share

Basic earnings (Loss) per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's calculation of loss per share at December 31, 2005 excludes 833,378 shares issued as security for a note payable.(See Note 4)

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations with pro-forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. During the three month periods ended December 31, 2005 and 2004, no options to acquire common stock were issued by the Company.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS NO. 123 (R), "Share-Based Payment", an Amendment of FASB Statement No. 123 ("FAS No 123R"). SFAS 123 (R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123 (R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 31, 2005, or
(2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management has adopted this policy for the quarter ended March 31, 2006.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended December 31, 2005

                                   (Unaudited)

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets", an Amendment to APB Opinion No. 29, "Accounting for Nonmonentary Transactions". SFAS 153 eliminates certain differences in the guidance in APB 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to APB 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. The adoption of FASB No. 153 did not have a material impact on the Company's financial statements.

In May 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This SFAS provides guidance on accounting for and reporting of accounting changes and error corrections. The Company has evaluated the impact of SFAS 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

Note 2 - Going Concern

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the three months ended December 31, 2005, the Company had cash flow from operations of approximately $448,000, and had working capital of $118,271, as of December 31, 2005. However, the Company incurred a loss of $207,084 for the three months ended December 31, 2005 and had an accumulated deficit of $2,731,511as of December 31, 2005. The loss incurred during the three months ended December 31,2005 included an aggregate of non-cash costs of $318,380 relating to intangible amortization, depreciation, imputed interest and a loss on disposal of equipment. Management believes that cash generated by operations will be sufficient to meet the anticipated cash requirements for operations, working capital and capital expenditures for the next twelve months through December 31, 2006. The Company also intends to raise new funds from another private offering from private investors and institutional investors and to obtain a substantial new credit facility with a bank. However, there can be no assurances that the Company will ultimately be successful in its fundraising efforts.

The Company has a matter outstanding that may inhibit its ability to raise funds. The SEC has instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against our President, Chief Executive Officer and Director, Larry A. Consalvi. The SEC seeks to suspend the registration of our securities for a period not exceeding 12 months or revoke the registration of our securities pursuant to
Section 12 of the 1934 Act, and to cause us and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. This Administrative Proceeding, File No. 3-11894, arose from our failure to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual reports on Form 10-K for our fiscal years ended September 30, 2004 and 2003, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as our President, caused us to violate these reporting requirements. On August 18, 2005, the Administrative Law Judge issued an Initial Decision and ordered the revocation of each class of our securities pursuant to Section 12(j) of the Securities Exchange Act of 1934. It was further ordered that our Chief Executive Officer, President and Director, Larry A. Consalvi, cease and desist from committing any violation or future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13. The Company continues to vigorously defend against this action. We have now filed all the delinquent 10-K's and 10-Q's referred to above. On September 7, 2005, we filed a petition with the Commission for a review of the Initial Decision, and on September 12, 2005, the Commission granted our petition for review pursuant to Rule 411 of the Commission's Rules of Practice. We now await the final decision of the Commission.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended December 31, 2005

                                   (Unaudited)

Note 3 - Property and Equipment

Property and equipment consists of the following at December 31, 2005:

                  Land and building                            $ 1,250,000
                  Machinery and equipment                        2,626,434
                  Furniture, fixtures and office equipment         159,691
                  Vehicles                                         115,543
                  Leasehold improvements                            60,247
                                                               -----------
                                                                 4,211,915
                  Less accumulated depreciation and
                        amortization                            (1,237,763)
                                                               -----------
                                                               $ 2,974,152
                                                               ===========

Depreciation expense recorded in the financial statements for the three months ended December 31, 2005 and 2004 was $154,745 and $8,050, respectively.

Note 4 - Notes Payable

Notes payable consist of the following as of December 31, 2005:

Secured notes payable to a bank, collateralized by substantially all of the assets and a mortgage on the land and building of the Company and guaranteed by stockholders, payable in monthly installments totaling $29,250 including interest of 8% per annum for a 60 month term, with a balloon payment due at
maturity in August 2008.                                                                           $1,677,561

Secured notes payable to various banks, secured by equipment and, in most cases, guaranteed by a stockholder, payable in aggregate monthly installments of $36,070 including interest ranging from 6% to 10.5% per annum for terms ranging from 36-60 months, the latest of which
matures in November 2009                                                                              767,600

Secured notes payable to financial institutions secured by automobiles with monthly payments
of $1,617 including interest ranging up to 6.9% per annum, the latest of which matures in 2009         33,638

Two unsecured lines of credit payable to two banks for working capital requirements, due on demand, interest only payments made monthly at an annual interest rate of prime plus 2%
(9.75% at December 31, 2005)                                                                          143,524

Two notes payable to two individuals in monthly installments of $15,000 per month each including interest at 6% per annum for a 36 month term, maturing in June 2006, secured by
833,378 shares of the Company's common stock                                                          435,082

Two unsecured bank loans for working capital purposes due in October 2007 and June 2009 with interest of 7.5% and 6.75% per annum with monthly payments including interest totaling
$2,782                                                                                                 85,514
                                                                                                   ----------

Total notes payable                                                                                 3,142,919

Current portion of notes payable                                                                      800,252
                                                                                                   ----------
Long term portion of notes payable                                                                 $2,342,667
                                                                                                   ==========

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended December 31, 2005

                                   (Unaudited)

Note 5 - Notes Payable - Related Parties

Notes payable to related parties consist of the following as of December 31, 2005:

Unsecured notes payable to a related party, a stockholder, for working capital requirements, due on demand, non-interest bearing, with interest imputed at 6% per annum for financial
statement purposes                                                                                   $  706,200

Unsecured note payable to a related party, a stockholder, for working capital requirements,
due on demand, payable in monthly installments of $2,000 including interest at 6% per annum              63,577

Unsecured note payable to a related party, for working capital requirements, interest only payments monthly at an annual interest rate of 7% per annum with monthly payments
including interest of $1,541                                                                              1,524

Unsecured note payable to a related party due December 31, 2009, with interest payable
monthly at 18% per annum                                                                                100,000

Note payable to a stockholder secured by the common shares of Spacecraft Machine
Products, Inc. payable in monthly installments of $3,667 per month, non-interest bearing,
including interest imputed at 6% per annum for financial statement purposes                             194,326

Unsecured note payable to a stockholder payable in monthly installments of $6,250 per month,
Non-interest bearing including interest imputed at 6% per annum for financial statement purposes         62,500

Valuation discount for imputed interest                                                                  67,890
                                                                                                     ----------

Total notes payable to related parties                                                                1,196,017

Current portion of notes payable                                                                        902,299
                                                                                                     ----------

Long term portion of notes payable to related parties                                                $  293,718
                                                                                                     ==========

Interest expense on notes payable for the three months ended December 31, 2005 and 2004 was $82,032 and $29,090, respectively.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended December 31, 2005

                                   (Unaudited)

Note 6 - Business Segments

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

The accounting policies of the reportable segments are the same as those applied to the condensed consolidated financial statements.

Profit and Loss and assets for each of the reportable segments, for the three months ended December 31, 2005, was as follows:

                           Pre-owned        New Equip      Small Tool        Precision
                          Equip Sales         Sales           Sales            Metal             Other          Total
Revenue from external
   customers              $   860,420      $ 1,415,326     $ 1,060,386      $ 2,429,863              --      $ 5,765,995
Interest income                    --              386              --              358              --              744
Depreciation and
   amortization                   393           22,771          31,393          215,265              --          269,822
Interest expense               28,230              184           6,680           46,938              --           82,032
Segment profit (loss)        (280,673)         222,141         (65,642)         119,406        (202,314)        (207,084)
Segment assets                217,344        2,825,332       3,463,668       16,008,322              --       22,514,666

Profit and Loss and assets for each of the reportable segments, for the three months ended December 31, 2004, was as follows:

                           Pre-owned        New Equip       Small Tool      Precision
                          Equip Sales         Sales           Sales           Metal           Total
 Revenue from external
   customers              $   435,896      $   365,226     $        --     $ 1,319,045     $ 2,120,167
Depreciation and
   amortization                49,089            1,470              --           6,037          56,596
Capital expenditures               --               --              --              --              --
Interest expense                   --            1,133              --          50,591          51,724
Segment profit (loss)        (280,243)          70,131              --         182,088         (28,024)
Segment assets             11,620,578          156,978              --       4,250,601      16,028,157

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended December 31, 2005

                                   (Unaudited)

Note 7 - Acquisitions

On October 1, 2004, we completed our acquisition of All American CNC Sales, Inc. ("All American"). We acquired 100% of the voting equity interest and All American is now a subsidiary of the Company. The results of All American from October 1, 2004 have been included in our condensed consolidated financial statements. All American distributes new machining tool equipment primarily in the Orange County, California area.

On December 7, 2004, we completed our acquisitions of Gledhill/Lyons, inc. d.b.a. Accurate Technologies ("Accurate"). We acquired 100% of the voting equity interest and Accurate is now a subsidiary of the Company. The results of Accurate from December 7, 2004 have been included in our condensed consolidated financial statements. Accurate is a precision machine tool shop specializing in the manufacture of parts in the defense, aerospace and automotive industries.

On December 23, 2004, we completed our acquisition of ESK, Inc. ("ESK"). We acquired all the outstanding shares of ESK and ESK is now a wholly owned subsidiary of the Company. ESK was the sold provider of assembly work to Eran Engineering, Inc. ("Eran"). ESK was folded into Eran Engineering. As a result of this, the goodwill of $207,241 that arose out of the acquisition of ESK has been determined to be impaired and is reflected as an impairment loss in prior periods. The results of ESK from December 23, 2004 have been included in the results of operations of Eran and in our condensed consolidated financial statements.

Pro-Forma Information:

The following schedule of unaudited combined pro-forma revenue, net income and loss per share amounts reflected the consolidated results of Gateway International Holdings assuming the transactions discussed above had been completed at the beginning of the periods reported.

                                                                 For the
                                                          three months ended
                                                           December 31, 2004
                                                               (Restated)
      Revenue                                                 $ 2,823,296
      Net income (loss) for the period                           (268,281)
      Net income (loss) per share - Basic
        and diluted                                           $     (0.01)

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended December 31, 2005

                                   (Unaudited)

Note 8 - Income Taxes

The (provision) benefit for income taxes is comprised of:

                                                    For the three months
                                                     ended December 31,
                                                     2005          2004
                                                   --------      --------
                                                                (Restated)
      Current federal                              $     --      $     --
      Current state                                  17,561        15,871
      Deferred federal                              (60,568)       37,674
      Deferred state                                (22,185)      (36,874)
                                                   --------      --------
      (Benefit) provision for income taxes         $(65,192)     $ 16,671
                                                   ========      ========

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The differences between the federal statutory tax rate of 34% and the effective tax rates are primarily due to state income tax provisions, net operating loss ("NOL") carryforwards, deferred tax valuation allowance and permanent differences as follows:

                                                        For the three months
                                                         ended December 31,
                                                          2005       2004
                                                          ----       ----
                                                                  (Restated)
      Statutory rate                                        34%        34%
      Increase (decrease) in taxes resulting from the
        following:
      State income taxes net of federal tax benefit          6%       147%
      Change in valuation allowances
      Permanent differences and other                      (64)%      (34)%
                                                          ----       ----
         Total                                             (24%)      147%
                                                          ====       ====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended December 31, 2005

                                   (Unaudited)

Note 8 - Income Taxes (continued)

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                December 31,
                                                           2005             2004
                                                        -----------      -----------
                                                                          (Restated)
      Noncurrent deferred tax assets:
         Capital loss-impairment of investment          $   336,300      $   336,300
         Net operating loss carryforwards                   491,834          577,413
         Depreciation                                        68,794          (29,697)
         Allowance for doubtful accounts                     49,909           15,637
         Other                                                5,427            5,396
                                                        -----------      -----------
                                                            952,264          905,049

         Valuation allowance                               (336,300)        (905,049)
                                                        -----------      -----------

      Net noncurrent deferred tax assets                    615,964               --
                                                        -----------      -----------

      Deferred tax liabilities:
         Noncurrent
            Intangible assets                           $(1,456,192)     $(1,272,713)
                                                        -----------      -----------
         Total noncurrent deferred tax liabilities       (1,456,192)      (1,272,713)
                                                        -----------      -----------

      Net noncurrent deferred tax asset (liability)     $  (840,228)     $(1,272,713)
                                                        ===========      ===========

As of December 31, 2005, the Company has federal net operating loss carryforwards of approximately $993,000 and $1,393,000 state net operating loss carryforwards for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2013 and 2018. The Company's income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended December 31, 2005

                                   (Unaudited)

Note 9 - Commitments and Contingencies

Contingencies:

From time to time we are involved in legal proceedings relating to claims arising out of operation in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. Below is a summary of our existing, pending and known threatened litigation as of the filing date of this filing:

Securities and Exchange Commission V Gateway International Holdings, Inc. and Larry Consalvi

On June 28, 2002, we received a letter from the SEC requesting that we produce documents related to our efforts to become a NASDAQ-listed company, including press releases, mergers and/or acquisition documents, and agreement and/or arrangements with third parties to promote our stock. Subsequently, on February 5, 2003, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony to investigate, among other things, our connection to the unsolicited emails, whether persons had acquired more than 5% of our common stock without filing a Schedule 13D, whether officers, directors, and holders of more than 10% of our common stock had failed to report the sale or purchase of our securities with the SEC on Forms 3, 4 and /or 5, and our failure to file annual reports certified by an independent accountant and to state further material information in such reports. We were prevented from meeting our periodic reporting obligations because Bechler Cams, Inc. refused to turn over necessary financial information to us and our auditors to timely complete the audits so that all required financial information could be included in these periodic reports.

As a result, on October 16, 2003 we were advised by the Central Regional Office of the SEC that it intended to recommend that the SEC institute enforcement proceedings against us, and our President, Larry A. Consalvi in connection with our inability to file timely quarterly reports for the periods ended March 31, 2003 and June 30, 2003 and our annual report for the fiscal year ended September 30, 2003. In addition, the Central Regional Office of the SEC recommended the institution of enforcement proceedings against us for alleged antifraud violations based on false and misleading statements contained in our Current Report on Form 8-K, filed October 18, 2001 and information statements filed on or about January 10, 2002, January 23, 2002, and January 25, 2002, which were signed by our former president, Joe Thomas relating to Mr. Thomas' ownership of our stock and his compliance with certain reporting requirements and for failing to disclose payments made by an officer of E.M. Tool Company to us in connection with a reverse merger. Upon recommendation by the Central Regional Office of the SEC, the SEC subsequently issued an Order Instituting Proceedings, Making Findings, and Imposing a Cease-And-Desist Order Pursuant to Section 21C of the Securities Exchange Act of 1934 and Revoking Registration of Securities Pursuant to Section 12 (j) of the Securities Exchange Act of 1934 (the "Order Instituting Proceedings"). In the Order Instituting Proceedings, the SEC found that we failed to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual report on Form 10-K for the fiscal year ended September 30, 2003, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as our President, caused us to violate these reporting requirements. In anticipation of the Order Instituting Proceedings, we submitted an Offer of Settlement of Gateway International Holdings, Inc. and Larry A. Consalvi (the "Settlement Offer"), in which we consented to an entry of an Order by the SEC which revoked the registration of our securities and Mr. Consalvi consented to a cease-and-desist order requiring that he refrain from any future violations of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13 a F and 13a-13 thereunder. We and Mr. Consalvi have subsequently withdrawn our consent following a determination to bring us back into reporting compliance.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended December 31, 2005

                                   (Unaudited)

Note 9 - Commitments and Contingencies (continued)

In April 2005, the SEC instituted proceedings pursuant to Section 12 (j) of the Securities Exchange Act of 1934 (the "2934 Act") and cease and desist proceedings have been instituted pursuant to Section 21 (C) of the 1934 Act against our President, Chief Executive Officer and Director, Larry A. Consalvi. The SEC seeks to suspend the registration of our securities for a period not exceeding 12 months or revoke the registration of our securities pursuant to
Section 12 of the 1934 Act, and to cause us and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. This Administrative Proceeding, File No. 3-11894, arose from our failure to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual reports on Form 10-K for our fiscal years ended September 30, 2004 and 2003, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as our President, caused us to violate these reporting requirements. On August 18, 2005, the Administration Law Judge issued an Initial Decision and ordered the revocation of each class of our securities pursuant to Section 12
(j) of the Securities Exchange Act of 1934 (the "Exchange Act"). It was further ordered that our Chief Executive Officer, President and Director, Larry A. Consalvi, cease and desist from committing any violation or future violations of
Section 13 (a) of the Exchange Act and Rules 13a-1 and 13a-13. We have now filed all the delinquent 10 KSB's and 10-QSB's referred to above. On September 7, 2005, we filed a petition with the Commission for a review of the Initial Decision, and on September 12, 2005, the Commission granted our petition for review pursuant to Rule 411 of the Commission's Rules of Practice. We now await the final decision of the Commission.

BTL Machine ("BTL") V Elite Machine Tool Company, Inc. ("Elite")

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

The Duffy Law Firm V Gateway International Holdings, Inc et al

On December 8, 2004, a complaint was filed against us and some of our principals by the Duffy Law Firm in the matter entitled "The Duffy Law Firm vs. Gledhill, et al." The complaint was filed in Case No. 04CC11981 in the Superior Court of California, County of Orange, and alleges causes of action for breach of contract, open book account, quantum meruit, and declaratory relief related to the plaintiff's claim for unpaid legal services. We have settled this matter with the plaintiff and have agreed to make six monthly payments to plaintiff in the amount of $10,000 per month. Any such liability has been reflected in our Condensed Consolidated Financial Statements for the period ended December 31, 2005.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended December 31, 2005

                                   (Unaudited)

Note 9 - Commitments and Contingencies (continued)

Elite Machine versus Viking Products ("Viking")

We have retained counsel to represent our subsidiary, Elite Machine, and commenced an action against Viking Products, Inc. ("Viking"). The dispute arose as a result of Elite Machine's purchase of three Kitamura machines from Viking on September 20, 2005 which Elite Machine later discovered had latent defects. These defects were not disclosed by Viking prior to the parties entry into a purchase agreement. In addition, Elite Machine agreed to take possession of another machine from Viking and attempted to sell the machine on consignment. This machine, likewise, had undisclosed, latent defects which, in the opinion of Elite Machine's management, rendered the machine worthless. However, at the time Elite Machine took possession of the machine, the anticipated value was estimated to be $5,000. Accordingly, there is a possibility that Viking will cross-complain against Elite Machine for the $5,000 deemed value of the machine. Accordingly, we estimate the maximum potential liability to Elite machine to be limited to $5,000. As of the filing of this report on Form 10-QSB, no complaint for damages has yet been filed.

Nu-Tech versus MC2 Custom Alloys ("MC2")

We have retained counsel to represent our subsidiary, Nu-Tech, and commence an action for the collection of outstanding receivables of approximately $75,000 due to Nu-Tech from MC2 Custom Alloys, Inc. ("MC2"). We have reserved this amount as a doubtful debt on our Financial Statements. We are not aware of any possible counterclaims against Nu-Tech by MC2. As of the filing date of this report on Form 10-QSB, no complaint for damages has yet been filed.

Mouton versus Gateway

On August 12, 2005, a complaint was filed against our Company, in the matter entitled Mouton v. Gateway International holdings, Inc. by our former Chief Financial Officer. The complaint was filed in Case No. 05CC09234 in the Superior Court of California, County of Orange, and alleges causes of action for declaratory relief, conversion, claim and deliver, and constructive trust, and seeks an order requiring that we replace 600,000 restricted shares of our common stock that was issued to the plaintiff, but subsequently cancelled by us with 600,000 unrestricted shares of our common stock. We have filed a cross-complaint alleging causes of action for breach of written contract, violation of Labor Code ss.2865, declaratory relief, injunctive relief, misrepresentation, and breach of duty of loyalty. The plaintiff served as our Chief Financial Officer from December 2001 until his resignation in August 2002. Previous to this, the plaintiff had been employed by the Company since 1988. This matter is currently in the discovery phase and, as such, our counsel has advised us that it is premature to attempt to estimate any potential outcome at this time.

Gateway versus Hunt Enterprises

On August 8, 2005, we filed a complaint against one of our vendors in the matter entitled Gateway International Holdings, Inc. d.b.a. Elite Machine Tool Company
v. Hunt Enterprises. The complaint was filed in Case No. 05CC09063 in the Superior Court of California, County of Orange, and alleges causes of action for breach of contract and common counts. The dispute arose as a result of defendant's failure to deliver equipment that we purchased pursuant to a contract and for which we paid $20,000 in full payment of such equipment. Although we anticipate a favorable ruling, this matter is currently in the discovery phase and, as such, our counsel has advised us that it is premature to attempt to estimate any potential outcome at this time.

              GATEWAY INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended December 31, 2005

                                   (Unaudited)

Note 9 - Commitments and Contingencies (continued)

Carmichael versus Integrity Stock Transfer

On October 11, 2005, a complaint was filed against our Company in the matter entitled Carmichael v. Integrity Stock Transfer, et al. The complaint was filed in the Second Judicial District of the Court of Nevada as Case No CV05-023065 and alleges various causes of action including breach of contract, breach of fiduciary duties, misrepresentation, and interference with contract, deceptive trade practices, and violations of the federal RICO statutes. The complaint alleges that the Company, our president and our stock transfer agent wrongfully refused to register stock that the plaintiff contends he owns. The complaint seeks unspecified compensatory and punitive damages in an amount exceeding $10,000. On November 8, 2005, we removed the case to the United States District Court for the District of Nevada. We and our president believe that the complaint is without merit and we intend to vigorously defend against this action. No assessment can be made of the likelihood of any particular outcome in this case, which is still in its early stages.

Note 10- Restatement of the Three Months Ended December 31, 2004

Results previously reported for the three months ended December 31, 2004 have been restated for an allocation of the purchase price of subsidiaries to other assets, goodwill, and the amortization of other assets arising from the valuation of the acquired entities after the filing of the 10QSB for the three months ended December 31, 2005., as follows:

                                          As Originally Filed   As Restated          Change
      Net Revenues                            $  2,129,371     $  2,120,167      $     (9,204)
      Net Income (loss) before taxes               253,485          (11,353)         (264,838)
      Net income (loss) after taxes                152,092          (28,024)         (180,116)
      Earnings (loss) per share               $       0.01     $      (0.00)     $      (0.01)

      Other assets                                      -0-       2,970,854         2,970,854
      Goodwill                                  10,325,166        8,484,152        (1,841,014)
      Total assets                              15,436,645       16,028,157           591,512

      Deferred tax liability                            -0-       1,272,714         1,272,714
      Total liabilities                          5,880,226        7,018,063         1,137,837
      Stockholders' equity                       9,556,419        9,010,094          (546,325)
      Total liabilities and stockholder's
         equity                                 15,436,645       16,028,157           591,512

Note 11 - Subsequent Events

On March 30, 2006, the Company sold 183,668 shares of it's common stock for proceeds of $110,201, or $0.60 per share.

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

As of May 19, 2006, we are a diversified holding company that operates through our wholly-owned subsidiaries principally in the aerospace and defense markets. We currently have 5 subsidiaries in operations including: Eran Engineering, Inc., Elite Machine Tool Company, Inc., All American CNC Sales, Inc., Accurate Technology, and Nu-Tech Industrial Sales, Inc. Our strategy has been to seek and acquire profitable, cash flow positive companies that will complement and diversify our existing portfolio of companies with a focus on potential acquisitions in the aerospace, medical and defense markets.

We derive much of our sales revenue from services and components sold to the aerospace industry. As a result of the terrorist attacks of September 11, 2001, the aerospace industry has suffered a significant decline in operational efficiency and financial condition and the overall effect of a prolonged downturn in the commercial airline industry will be a potentially severe reduction in demand for some aerospace products. The industry is showing signs of emerging from the slump when Boeing received a large increase in commercial orders this past year. The Company's involvement in providing products used to improve security of our combat forces remains strong and is well budgeted by the Government.

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

Our competitors in the aerospace and defense machine tools industry consist of a large fragmented group of companies, including certain business units or affiliates of our customers. We believe that competition within the aerospace and defense industry will increase substantially as a result of industry consolidations and trends toward favoring greater outsourcing of components and reducing the number of preferred suppliers. Certain of our competitors may have a substantially greater financial, production and other resources and may have
(i) the ability to adapt more quickly to changes in customer requirements and industry conditions or trends, (ii) stronger relationships with customers and suppliers, and (iii) greater name recognition than us. There can be no assurance that competitive pressures will not materially and adversely affect our business, financial condition or results of operations.

Our products are sold primarily throughout the United States of America. Although we perform periodic credit evaluations of our customers, we do not obtain collateral with which to secure our accounts receivable. Accordingly, our ability to collect receivables may be materially affected by economic fluctuations in the geographic areas we serve. In addition, our management periodically reviews accounts receivable and actively pursues all doubtful accounts. Although we expect to collect all amounts due, actual collection may differ materially from the reported amounts. Therefore, our management has provided for an allowance for doubtful accounts in the amount of $110,000 as of December 31, 2005 and $16,400 as of December 31, 2004. The increase in our provision for doubtful accounts is due primarily to a large provision against doubtful receivables at Nu-Tech.

During the three months ended December 31, 2005, sales to six customers comprised approximately 41.3% of our net revenues, and in the three months ended December 31, 2004, sales to four customers comprised approximately 85.69% of our net revenues. At December 31, 2005, three customers account for approximately 29.2% of our accounts receivable. If our relationship with these customers is adversely altered, our future results of operations and financial condition could be materially adversely affected.

In addition to the risks identified above, the SEC has instituted proceedings pursuant to Section 12 (J) of the Securities Exchange Act of 1934 (the "Exchange Act") and cease and desist proceedings have been instituted pursuant to Section 21 (C) of the 1934 Act against our President, Chief Executive Officer and Director, Larry A. Consalvi. The SEC seeks to suspend the registration of our securities for a period not exceeding 12 months or revoke the registration of our securities pursuant to Section 12 of the 1934 Act, and to cause us and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. This Administrative Proceeding, File No. 3-11894, arose from our failure to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual reports on Form 10-KSB for our fiscal years ended September 30, 2004 and 2003, and four quarterly reports on Form 10-QSB for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as our President, caused us to violate these reporting requirements. On August 18, 2005, the Administration Law Judge issued an Initial Decision and ordered the revocation of each class of our securities pursuant to Section 12 (j) of the Exchange Act. It was further ordered that our Chief Executive Officer, President and Director, Larry A. Consalvi, cease and desist from committing any violation or future violations of
Section 13 (a) of the Exchange Act and Rules 13a-1 and 13a-13. On September 7, 2005, we filed a petition with the Commission for a review of the Initial Decision, and on September 12, 2005, the Commission granted our petition for review pursuant to Rule 411 of the Commission's Rules of Practice. We now await the final decision of the Commission. If the registration of our securities is either suspended or revoked, our stockholders will not be able to publicly sell their securities unless and until, whatever the case may be, the period of suspension is over or we are able to have a new registration statement declared effective by the SEC, and there is no assurance that we would be able to accomplish that, or that any private market for our securities can or will develop.

Outlook

The following information summarizes management's outlook for calendar year
2006:

Our outlook for the coming year is positive. The Company continues to grow internally with a sold, diversified customer base. The acquisitions made during our 2004 and 2005 fiscal years strengthened the base of the Company. In this year we look to leverage these purchases by improving the operations of the subsidiary companies. Our strategies include:

      o     A more diversified sales strategy

      o     Implementation of an enterprise wide management system

      o     Improved quality standards at our manufacturing units

      o Additional consolidation of like-business units to improve their cost structure and ability to serve customers

Implementation of systems and improved internal controls will enable us to better implement our acquisition strategy as opportunities arise in the future.

CRITICAL ACCOUNTING POLICIES

Business Combinations

SFAS 141, "Business Combinations," which is effective for business combinations initiated after June 30, 2001, eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method of accounting.

Revenue Recognition

Our net sales consist of revenue from sales of products net of trade discounts and allowances. We generally obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer, and collection of the resulting receivable is reasonably assured.

Inventories

Inventories, which consist primarily of pre-owned machine tools, raw materials, and related labor and overhead, are stated at the lower of cost or market with cost determined on a specific identification basis. The Company regularly monitors inventory for excess or obsolete items and makes valuation corrections when such adjustments are known.

Net realizable value is based on management's forecast for sales of the Company's products in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying condensed consolidated balance sheet.

Results of Operations for the Three Months Ended December 31, 2005 and 2004.

                                                                 December 31, 2004
                                 December 31, 2005                   (Restated)
Net Sales                   $5,765,995          100.00%      $2,120,167          100.00%
Cost of Sales                3,825,944           66.35        1,362,161           64.25
                            ----------      ----------       ----------      ----------

Gross Profits                1,940,051           33.65          758,006           35.75
                            ----------      ----------       ----------      ----------
Selling, General and
Administrative Expenses      2,213,071           38.38          769,412           36.29
                            ----------      ----------       ----------      ----------
Operating Expenses           2,213,071           38.38          769,412           36.29
                                                             ----------      ----------

(Loss) from Operations        (273,020)          (4.73)         (11,406)           (.54)
Interest Income                    744            0.01               53              --
                            ----------      ----------       ----------      ----------
Net loss before
   Income Taxes               (272,276)          (4.72)         (11,353)          (0.54)
(Benefit) provision for
Income Taxes                   (65,192)          (1.13)          16,671            0.79
                            ----------      ----------       ----------      ----------

Net Loss                    $ (207,084)          (3.59)      $  (28,024)          (1.33)
                            ==========      ==========       ==========      ==========

Revenues

Net revenues for the three months ended December 31, 2005 were $5,765,995, an increase of $3,645,828or 171.96%. Of the increase, $1,060,386 or 29.08% was due to the acquisition of Nu-Tech Industrial Sales, Inc. (Nu-Tech) which was completed on March 31, 2005. Of the remaining increase of $2,585,442the following revenue segments increased:

      o Pre owned equipment sales - $415,320increase, or 93.3% increase over the comparable period for 2004;

      o New equipment sales - $1,050,100 increase, or 287.5% increase over the comparable period for 2004;

      o Precision metal manufacturing - $1,120,022 increase, or 85.5% increase over the comparable period for 2004. This was principally due to the acquisition of Accurate Technology which was purchased as of December 7, 2004 and thus the revenues for the three months ended December 31, 2004 only included 24 days of revenues.

Generally, increases in revenues were a result of increasing product/service demand, improvements in the US economy and expansion of our customer base.

Cost of Sales

Cost of Sales increased from $1,362,161 for the three months ended December 31, 2004 to $3,825,944 for the three months ended December 31, 2004, or a $2,463,783or 180.87% increase. Of the increase, $841,326 is attributable to Nu-Tech. Of the remaining increase of $1,622,457:

      o $387,398is a result of pre owned equipment sales which resulted in an increase of 114.8%;

      o $817,826 is a result of new equipment sales which resulted in an increase of 383.3%;

      o $417,233 is a result of precision metal manufacturing which resulted in an increase of 51.4%.

Gross Profit

Overall gross profit for the three months ended December 31, 2005 was 33.7%, a decrease of 2.1 percentage points from a 35.8% gross margin for the three months ended December 31, 2004. Gross margin dollars increased to $1,940,051for the three months ended December 31, 2005 from $758,006 for the three months ended December 31, 2004, or an increase of $1,182,045 or 155.9%. Of the increase in gross margin dollars, approximately $1,230,000 was due to the increase in revenues offset by approximately $33,000 due to lower gross margins during the three months ended December 31, 2005 versus the three months ended December 31, 2004.

Selling, General and Administrative Expenses

Total operating expenses for the three months ended December 31, 2005 increased to $2,212,972 from $792,046 for the three months ended December 31, 2004, or an increase of $1,443,560, or 187.6%. Of the increase, $278,206, or 19.6% was due to the acquisition of Nu-Tech. The major expense increases were depreciation, $147,000 due to increases in our precision metal manufacturing operations, payroll and related expenses of $612,000 of which $165,000 was attributable to Nu-Tech and the remainder was due to increased personnel levels in each of our business segments, and $114,000 due to professional services, $40,000 due to legal services and $21,000 due to accounting services related to the Company's SEC filings.

Income from Operations

The loss from operations increased from a loss of $11,353 for the three months ended December 31, 2004 to a $272,276 loss for the three months ended December 31, 2005. The increase in the loss was primarily due to lower gross margins and increased operating expenses, primarily expenses related to SEC related filings and amortization of intangible assets.

Net loss after Income Tax Provision (Benefit)

The net loss for the three months ended December 31, 2005 was $207,084 versus a net loss of $28,024 for the three months ended December 31, 2004, or an increase loss of $179,060.

LIQUIDITY AND CAPITAL RESOURCES:

We have funded our business to date primarily from operations, the issuance of debt, the issuance of common stock during 2005 in the amount of $785,000, and the sale of assets for $560,000. As of December 31, 2005, the Company had approximately $4,339,000 of total debt of which approximately $1,200,000 is due to related parties, principally from the acquisition of companies, and $3,139,000 is due to various banks and financial institutions.

The three months ended December 31, 2005 versus December 31, 2004

Net cash provided from operating activities for the three months ended December 31, 2005 amounted to $448,414, an increase of $466,746. The increase was principally due to non cash expenses for depreciation of $155,000 and amortization of intangible assets of $115,000, increases in accounts payable of $1,396,000 offset by increases in inventories of $832,000.

Investing activities were $13,000 primarily due to capital asset additions during the three months ended December 31, 2005.

Proceeds from financing activities for the three months ended December 31, 2005 was $(285,000) compared to $1,228,000 for the three months ended December 31, 2004. Payments on debt, principally to financial institutions, totaled $285,000 compared to no payments during the three months ended December 31, 2004.

Working capital during the three months ended December 31, 2005 decreased from approximately $173,000 as of September 30, 2005 to $118,000 as of December 31, 2005. The decrease in working capital was primarily a result of the following:

      o     $84,000 increase in trade receivables

      o     $832,000 increase in inventories

      o     $1,393,000 increase in trade payables

      o     $90,000 decrease in accrued expenses and customer deposits.

Liquidity

Internal sources of liquidity

For the three months ended December 31, 2005 cash increased by approximately $150,000 principally due to operations offset by capital asset purchases and debt service payments. Our ending cash balance of $772,627 is believed to be sufficient to provide us with the necessary capital to continue to fund operations.

External sources of liquidity

We actively pursue all potential financing options as we look to secure additional funds to both stabilize and grow our business operations. Our management will review any financing options at their disposal and will judge each potential source of funds on its individual merits. There can be no assurance that we will be able to secure additional funds from debt or equity financings or if such financing terms will be favorable, if at all.

Our management believes that inflation has not had a material effect on our results of operations, and does not expect that it will in fiscal year 2006, except for the rising prices for oil and gas which could have a materially adverse impact on the world economy in general.

Going Concern

For the year three months ended December 31, 2005, the Company had cash flow from operations of approximately $448,000, and had working capital of $118,271 as of December 31, 2005. However,the Company incurred a loss of $207,084 for the three months ended December 31, 2005 and had an accumulated deficit of $2,731,511 as of December 31, 2005. The loss incurred during the three months ended December 31,2005 included an aggregate of non-cash costs of $318,380 relating to intangible amortization, depreciation, imputed interest and a loss on disposal of equipment. Management believes that cash generated by operations will be sufficient to meet the anticipated cash requirements for operations, working capital and capital expenditures for the next twelve months through December 31, 2006. The Company also intends to raise new funds from another private offering from private investors and institutional investors and to obtain a substantial new credit facility with a bank; however, there can be no assurances that the Company will ultimately be successful in its fundraising efforts.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS NO. 123 (R), "Share-Based Payment", an Amendment of FASB Statement No. 123 ("FAS No 123R"). SFAS 123 (R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123 (R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 31, 2005, or
(2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management has adopted this policy for the quarter ended March 31, 2006.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets", an Amendment to APB Opinion No. 29, "Accounting for Nonmonentary Transactions". SFAS 153 eliminates certain differences in the guidance in APB 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to APB 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after

In May 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This SFAS provides guidance on accounting for and reporting of accounting changes and error corrections. The Company has evaluated the impact of SFAS 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our prospects are subject to certain uncertainties and risks. This Quarterly Report on Form 10-QSB for the three months ended December 31, 2005, also contains certain forward-looking statements within the meaning of the Federal securities laws. Our future results may differ materially from our current results, and our actual results could differ materially from those projected in the forward-looking statements. Such differences may be the result of certain risks, including but not limited to those risk factors set forth below, other one-time events and other important factors previously disclosed or to be disclosed from time to time in our other filings with the Securities and Exchange Commission. The following risk factors should be considered carefully in evaluating the Company and its business because these risks currently have a significant impact or may have a significant impact in the future on our business, operating results and financial condition. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business.

The SEC has instituted administrative proceedings against us because we have failed to meet our reporting requirements under the Securities Exchange Act of 1934.

The SEC has instituted proceedings pursuant to Section 12(J) of the Securities Exchange Act of 1934 (the "Exchange Act") and cease and desist proceedings have been instituted pursuant to Section 21(C) of the 1934 Act against our President and Director, Lawrence A. Consalvi. The SEC seeks to revoke the registration of our securities for a period not exceeding 12 months pursuant to Section 12 of the Exchange Act, and to cause us and Mr. Consalvi to cease and desist from committing any violations of Section 13(a) of Rules 13a-1 and 13a-13 of the 1934 Act in the future. The proceedings arose from our failure to continue to file our required annual and quarterly reports with the SEC, as discussed in the Explanatory Note at the beginning of, and elsewhere in, this Report. Although we intend to vigorously defend against these actions and to bring all our delinquent filings up to date, there can be no assurance that the SEC will not pursue this action even after these filings have been made. If the registration of our securities is revoked, our stockholders will not be able to publicly sell our securities unless and until we are able to have a new registration statement declared effective by the SEC, and there is no assurance that we would be able to accomplish that, or that any private market for our securities can or will develop.

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

As part of our business strategy, we seek to acquire additional companies that offer complementary products, technologies or services. The size of the potential targets, timing, and success of our acquisition efforts and the anticipated capital requirements to implement our strategy cannot be predicted. The success of our acquisition strategy will depend largely on our ability to identify suitable acquisition candidates and secure any necessary financing, without diverting our management's attention from the operation of our business. Competition for acquisition targets could also result in increased acquisition prices and fewer businesses available for investment. In addition, the due diligence materials we rely upon in making an acquisition may not be accurate or complete.

Risks associated with acquisitions could result in increased costs and production inefficiencies.

A key element of our growth strategy has been expansion through the acquisition of complementary businesses involved in the aerospace and defense industries and strategic acquisitions that would provide us with access to new industries. The size of the potential targets, timing, and success of our acquisition efforts and the anticipated capital requirements to implement our strategy cannot be predicted. Although we evaluate acquisition opportunities from time to time, there can be no assurance that we will be able to consummate acquisitions on satisfactory terms, or at all, or that we will be successful in integrating any such acquisitions into our operations. In addition, these acquisitions may be accompanied by risks that are commonly encountered in an acquisition of a business, any of which could seriously harm our business, including:

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

Our business strategy has focused upon the acquisition of complementary businesses to maximize our growth and position in the industry. Inherent in our approach is the resulting reliance on the current management team of the subsidiary continuing to manage and guide the acquired company going forward. Although we have been successful in retaining the current management of our wholly-owned subsidiaries, there is no guarantee that we will be able to do so in connection with our future acquisitions, nor that if retained, existing management will in all cases make the same judgments we would expect or desire of installed management had we put some in place.

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

During the three months ended December 31, 2005, our sales to six customers represented 41.03% of net sales, and in the three months ended December 31, 2004 our sales to four customers represented approximately 85.69% of net sales. At December 31, 2005, three of our customers accounted for approximately 29% of accounts receivable and at December 31, 2004, two of our customers accounted for approximately 54% of accounts receivable. The loss of any of these key customers would have a materially adverse impact on our future results of operations and financial condition.

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

A limited number of persons and their affiliates, including current and past management, own approximately 68% of our outstanding voting stock (on a pro forma, fully diluted basis, after giving effect to the above-mentioned acquisitions). Accordingly, these stockholders, if acting together, would be able to control virtually all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations. These actions could adversely affect the market price of our common stock and impact the value of our stockholders' investments.

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

We do not expect to pay dividends on our common stock in the foreseeable future. Although in May 2005 our management declared and paid a dividend of $0.005 on our common stock, future dividends, if any, will depend upon our earnings. Investors who require cash dividends from their investments should not purchase our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Financial Officers, the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Annual Report on Form 10-KSB, September 30, 2005 and by this Quarterly Report on Form 10-QSB,December 31, 2005. Based on these evaluations, our Chief Executive and Financial Officers have concluded that our disclosure controls and procedures (as defined in Rules 13a - 15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934 (the Exchange Act) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Control Over Financial Reporting

In addition, our management evaluated, with the participation of our Chief Executive and Financial Officers, the effectiveness of our internal control over financial reporting as of the end of the period covered by the Annual Report on Form 10-KSB, September 30, 2005 and by this Quarterly Report on Form 10-QSB,December 31, 2005. Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of September 30, 2005 and December 31, 2005 due to the existence of material weaknesses as of those dates. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon this assessment, management determined we had the following material financial reporting and control weaknesses: insufficient monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures; lack of competent financial management personnel with appropriate accounting knowledge and training; insufficient controls over our period-end financial close and reporting processes; ineffective controls over inventory and related cost of sales accounts; ineffective controls over the accounting for acquisition, valuation and disclosure of the goodwill and intangible asset accounts and the related amortization and impairment expense accounts; ineffective controls over the accounting for income taxes, including income taxes payable, deferred income tax assets and liabilities and the related income tax provision; insufficient controls over our record retention policies; ineffective controls over the completeness and accuracy of revenue and sales cut off; and ineffective controls over reporting and segregation of intercompany transactions.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis, and we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1. we have engaged independent tax consultants to manage all tax matters on our behalf;

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or publicly reporting company. Below is a brief summary of our existing, pending and known threatened litigation as of the date of this report:

      o     In April 2005, the SEC instituted proceedings pursuant to Section 12
            (J) of the Securities Exchange Act of 1934 (the "1934 Act") and cease and desist proceedings have been instituted pursuant to
            Section 21 (C) of the 1934 Act against our President, Chief Executive Officer and Director, Larry A. Consalvi. The SEC seeks to suspend the registration of our securities for a period not exceeding 12 months or revoke the registration of our securities pursuant to section 12 of the 1934 Act, and to cause us and Mr. Consalvi to cease and desist from committing any violation of
            Section 13 (A) OF Rules 13a-1 and 13a-13 of the 1934 Act in the future. This Administrative Proceeding, file No. 3-11894, arose from our failure to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual reports on Form 10-K for our fiscal years ended September 30, 2004 and 2003, and four quarterly reports on Form 10-Q for the quarters ended March 31, 2003, June 20, 2003, December 31,2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as our President, caused us to violate these reporting requirements. On August 18, 2005, the Administrative Law Judge issued an Initial Decision and ordered the revocation of each class of our securities pursuant to Section 12 (j) of the Securities Exchange Act of 1934 (the "Exchange Act"). It was further ordered that our Chief Executive Officer, President and Director, Larry A. Consalvi, cease and desist from committing any violation or future violations of
            Section 13 (a) of the Exchange Act and Rules 13a-1 and 13a-13. On September 7, 2005, we filed a petition with the Commission for a review of the Initial Decision, and on September 12, 2005, the Commission granted our petition with the Commission for a review of the Initial Decision, and on September 12, 2005, the Commission granted our petition for review pursuant to Rule 411 of the Commission's Rules of Practice. We now await the final decision of the Commission.

      o On January 4, 2005, a complaint was filed against our wholly-owned subsidiary, Elite Machine Tool Company, Inc., in the matter entitled "BTL Machine v. Elite Machine Tool Company, Inc." The complaint was filed in Case No. 05CC01842 in the Superior Court of California, County of Orange, and alleges causes of action for breach of contract and implied warranty related to BTL Machine's claim that it received defective products from Elite Machine. BTL Machine seeks to recover approximately $64,000 in damages. The management of Elite Machine has denied any such liability for defective products and intends to vigorously defend the action. Elite machine has filed a cross-complaint against BTL Machine seeking to recover approximately $5,000 in past due accounts receivable. The parties are currently under discussions to settle this matter and, as such, our counsel has advised us that it is premature to attempt to estimate any potential outcome or loss at this time.

      o On December 8, 2004, a complaint was filed against us and some of our principals by the Duffy Law Firm in the matter entitled "The Duffy Law Firm vs. Gledhill, et al." The complaint was filed in Case No. 04CC11981 in the Superior Court of California, County of Orange, and alleges causes of action for breach of contract, open book account, quantum meruit, and declaratory relief related to the plaintiff's claim for unpaid legal services. We have settled this matter with the plaintiff and have agreed to make six monthly payments to plaintiff in the amount of $10,000 per month. Any such liability has been reflected in our Condensed Consolidated Financial Statements for the period ended December 31, 2005.

      o On June 28, 2002, we received a letter from the SEC requesting that we produce documents related to our efforts to become a NASDAQ-listed company, including press releases, mergers and/or acquisition documents, and agreement and/or arrangements with third parties to promote our stock. Subsequently, on February 5, 2003, the SEC issued an Order Directing Private Investigation and Designating Officers to Take Testimony to investigate, among other things, our connection to the unsolicited emails, whether persons had acquired more than 5% of our common stock without filing a Schedule 13D, whether officers, directors, and holders of more than 10% of our common stock had failed to report the sale or purchase of our securities with the SEC on Forms 3, 4 and /or 5, and our failure to file annual reports certified by an independent accountant and to state further material information in such reports. We were prevented from meeting our periodic reporting obligations because Bechler Cams, Inc. refused to turn over necessary financial information to us and our auditors to timely complete the audits so that all required financial information could be included in these periodic reports.

            As a result, on October 16, 2003 we were advised by the Central Regional Office of the SEC that it intended to recommend that the SEC institute enforcement proceedings against us, and our President, Larry A. Consalvi in connection with our inability to file timely quarterly reports for the periods ended March 31, 2003 and June 30, 2003 and our annual report for the fiscal year ended September 30, 2003. In addition, the Central Regional Office of the SEC recommended the institution of enforcement proceedings against us for alleged antifraud violations based on false and misleading statements contained in our Current Report on Form 8-K, filed October 18, 2001 and information statements filed on or about January 10, 2002, January 23, 2002, and January 25, 2002, which were signed by our former president, Joe Thomas relating to Mr. Thomas' ownership of our stock and his compliance with certain reporting requirements and for failing to disclose payments made by an officer of E.M. Tool Company to us in connection with a reverse merger. Upon recommendation by the Central Regional Office of the SEC, the SEC subsequently issued an Order Instituting Proceedings, Making Findings, and Imposing a Cease-And-Desist Order Pursuant to Section 21C of the Securities Exchange Act of 1934 ("Exchange Act") and Revoking Registration of Securities Pursuant to Section 12 (j) of the Exchange Act (the "Order Instituting Proceedings"). In the Order Instituting Proceedings, the SEC found that we failed to comply with our reporting obligations while our securities were registered with the SEC in that we failed to file our annual report on Form 10-KSB for the fiscal year ended September 30, 2003, and four quarterly reports on Form 10-QSB for the quarters ended March 31, 2003, June 30, 2003, December 31, 2003, and March 31, 2004, and that Mr. Consalvi, during his tenure as our President, caused us to violate these reporting requirements. In anticipation of the Order Instituting Proceedings, we submitted an Offer of Settlement of Gateway International Holdings, Inc. and Larry A. Consalvi (the "Settlement Offer"), in which we consented to an entry of an Order by the SEC which revoked the registration of our securities and Mr. Consalvi consented to a cease-and-desist order requiring that he refrain from any future violations of Section 13(a) of the Exchange Act and Rules 13 a F and 13a-13 thereunder. We and Mr. Consalvi have subsequently withdrawn our consent following a determination to bring us back into reporting compliance.

      o We have retained counsel to represent our subsidiary, Elite Machine, and commenced an action against Viking Products, Inc. ("Viking"). The dispute arose as a result of Elite Machine's purchase of three Kitamura machines from Viking on September 20, 2005, which Elite Machine later discovered had latent defects. These defects were not disclosed by Viking prior to the parties' entry into a purchase agreement. In addition, Elite Machine agreed to take possession of another machine from Viking and attempted to sell the machine on consignment. This machine, likewise, had undisclosed, latent defects which, in the opinion of Elite Machine's management, rendered the machine worthless. However, at the time Elite Machine took possession of the machine, the anticipated value was estimated to be $5,000. Accordingly, there is a possibility that Viking will cross-complain against Elite Machine for the $5,000 deemed value of the machine. Accordingly, we estimate the maximum potential liability to Elite machine to be limited to $5,000. As of the filing of this report on Form 10-QSB, no complaint for damages has yet been filed.

      o We have retained counsel to represent our subsidiary, Nu-Tech, and commence an action for the collection of outstanding receivables of approximately $75,000 due to Nu-Tech from MC2 Custom Alloys, Inc. ("MC2"). We have reserved this amount as a doubtful debt on our Financial Statements. We are not aware of any possible counterclaims against Nu-Tech by MC2. As of the filing date of this report on Form 10-QSB, no complaint for damages has yet been filed.

      o On August 8, 2005, we filed a complaint against one of our vendors in the matter entitled Gateway International Holdings, Inc. d.b.a. Elite Machine Tool Company v. Hunt Enterprises. The complaint was filed in Case No. 05CC09063 in the Superior Court of California, County of Orange, and alleges causes of action for breach of contract and common counts. The dispute arose as a result of defendant's failure to deliver equipment that we purchased pursuant to a contract and for which we paid $20,000 in full payment of such equipment. Although we anticipate a favorable ruling, this matter is currently in the discovery phase and, as such, our counsel has advised us that it is premature to attempt to estimate any potential outcome at this time.

      o On August 12, 2005, a complaint was filed against our Company, in the matter entitled Mouton v. Gateway International holdings, Inc. by our former Chief Financial Officer. The complaint was filed in Case No. 05CC09234 in the Superior Court of California, County of Orange, and alleges causes of action for declaratory relief, conversion, claim and deliver, and constructive trust, and seeks an order requiring that we replace 600,000 restricted shares of our common stock that was issued to the plaintiff, but subsequently cancelled by us with 600,000 unrestricted shares of our common stock. We have filed a cross-complaint alleging causes of action for breach of written contract, violation of Labor Code ss.2865, declaratory relief, injunctive relief, misrepresentation, and breach of duty of loyalty. The plaintiff served as our Chief Financial Officer from December 2001 until his resignation in August 2002. Previous to this, the plaintiff had been employed by the Company since 1988. This matter is currently in the discovery phase and, as such, our counsel has advised us that it is premature to attempt to estimate any potential outcome at this time.

      o On October 11, 2005, a complaint was filed against our Company in the matter entitled Carmichael v. Integrity Stock Transfer, et al. The complaint was filed in the Second Judicial District of the Court of Nevada as Case No CV05-023065 and alleges various causes of action including breach of contract, breach of fiduciary duties, misrepresentation, and interference with contract, deceptive trade practices, and violations of the federal RICO statutes. The complaint alleges that the Company, our president and our stock transfer agent wrongfully refused to register stock that the plaintiff contends he owns. The complaint seeks unspecified compensatory and punitive damages in an amount exceeding $10,000. On November 8, 2005, we removed the case to the United States District Court for the District of Nevada. We and our president believe that the complaint is without merit and we intend to vigorously defend against this action. No assessment can be made of the likelihood of any particular outcome in this case, which is still in its early stages.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Item 8.01 Other Events

(b) Item 401(g) of Regulation S-B

During our fiscal quarter covered by this Quarterly Report on Form 10-QSB, there have not been any material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

ITEM 6. OTHER EXHIBITS

Exhibit
Number                                 Description
-------                                -----------

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

GATEWAY INTERNATIONAL HOLDINGS, INC.


By:  /s/ Lawrence A. Consalvi
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Date:  May 22, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Lawrence A. Consalvi
     -----------------------------------
     Lawrence A. Consalvi
     President, Chief Executive Officer and Director
     Director
     Date:  May 22, 2006


By:  /s/Jitu Banker
     -----------------------------------
    Jitu Banker
    Chief Financial Officer and Secretary
    Date:  May 22, 2006


By:  /s/ Lloyd R. Leavitt, III
     -----------------------------------
     Lloyd R. Leavitt, III
     Chief Operating Officer and Director
     Date:  May 22, 2006