Form 10-K
period 2008-06-30
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2008-10-01
CIK 1072248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-53265

GATEWAY INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0375818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2672 Dow Avenue Tustin, CA	92780
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (714) 630-6253

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates: $6,299,431 as based on last reported sales price of such stock. The voting stock held by non-affiliates on that date consisted of 14,998,645 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 25, 2008, there were 28,378,645 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

Gateway International Holdings, Inc.

i

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate History

Gateway International Holdings, Inc. (“We,” “Gateway” or “Company”) was incorporated in Nevada on September 24, 1997, under the name Gourmet Gifts, Inc. Prior to December 11, 2001, we were engaged in the business of catalogue retail gifts. At the time, our principal business activity entailed the packaging, sale and delivery of seasonal gourmet food and beverage items. However, due to difficulty in raising additional working capital to execute our business plan, we ceased operations, and subsequently completed a reverse merger with E.M. Tool Company, Inc., a California corporation d.b.a. Elite Machine Tool Company (“Elite Machine”).

Acquisition of Elite Machine and Reverse Acquisition Accounting

On December 11, 2001, we finalized an agreement to acquire 100% of the issued and outstanding capital stock of Elite Machine. Immediately prior to the merger, we had 100,000,000 shares authorized, of which 6,768,000 shares were outstanding. Pursuant to the merger, all of the outstanding shares of Elite Machine, aggregating 21,262 shares, were exchanged for shares of our common stock on a 1 to 1,274 basis or into 27,072,000 (net of 600,000 shares subsequently cancelled) shares of our common stock leaving a total of 33,240,000 shares of common stock issued and outstanding after the merger. Immediately after the merger, our previous officers and directors resigned and the executive officers and directors of Elite Machine were elected and appointed to such positions, thereby effecting a change of control.

Due to the change in voting control and change in senior management in Gateway as a result of the merger, the transaction was recorded as a “reverse-merger” whereby Elite Machine was considered to be the acquirer for accounting purposes. At the closing of the reverse merger, Elite Machine became our wholly-owned subsidiary and we changed our corporate name to Gateway International Holdings, Inc., effective January 28, 2002. After the merger, through Elite Machine, we were a company engaged in the acquisition, refurbishment, distribution and sales of pre-owned computer numerically controlled (“CNC”) machine tools to manufacturing customers across the United States of America. This was our sole business from this point until we acquired the additional businesses listed herein.

Acquisition of Eran Engineering, Inc.

In October, 2003, pursuant to a Stock Purchase Agreement, dated June 17, 2003, we acquired all the issued and outstanding shares of Eran Engineering, a California corporation, from its two shareholders, Hans B. Thallmayer and Alice Thallmayer, for an aggregate purchase price of $1,250,000. In addition to a cash payment of $650,000, which was credited to the purchase price, we executed a promissory note in favor of the sellers in the principal amount of $600,000, payable in three equal annual installments of $200,000 and accruing simple interest at the rate of six percent (6%) per annum. Our obligation under the promissory note was secured by the pledge by Lawrence A. Consalvi, a Director, and our then President and Chief Executive Officer (currently an Executive Vice President), and Joseph T.W. Gledhill, our Vice President and a Director, of a security interest in certain shares of our common stock worth approximately $4,285,716 as of the date of the pledge. Concurrently with the closing of the acquisition, Eran Engineering purchased from R & H Investments, a partnership owned by the two selling shareholders of Eran Engineering, the building in which Eran Engineering operates its business. The purchase price for the building was $1,250,000, and was paid as follows:

•	$650,000 in cash and;

•	A promissory note in the principal amount of $600,000, bearing simple interest at the rate of 6% per annum.

The cash portion of the purchase price paid by us for Eran Engineering and the building was financed pursuant to a term loan from Financial Federal Credit (“FFC”), in the principal amount of $1,300,000. The loan from FFC was primarily secured by a deed of trust on the building acquired by Eran Engineering and a security interest in all the equipment owned by Eran Engineering. This note has been paid in full.

Further, in connection with the acquisition, Eran Engineering entered into employment agreements with Erich Thallmayer to serve as the President and Chief Executive Officer of Eran Engineering at an annual base salary of $105,600 and with Hans Thallmayer to serve as its Operating Manager at an annual base salary of $90,000. Our Director and Vice President, Joseph T.W. Gledhill, subsequently replaced Erich Thallmayer as the company's President and Chief Executive Officer. Hans Thallmayer is no longer employed as the company's Operating Manager. We have no obligation to either Erich Thallmayer or Hans Thallmayer in connection with their past employment agreements.
As discussed below, Eran Engineering manufactures and assembles specialized, precision components used in the commercial aviation, medical, aerospace and defense industries. Joseph T.W. Gledhill, a Director and Executive Vice President of the Company, serves as the President of Eran Engineering.

Acquisition of CNC Sales, Inc.

All American CNC Sales, Inc. (“All American”) is a California corporation and was incorporated on November 4, 1993. All American was founded by our current Chief Executive Officer, Timothy D. Consalvi, and his wife. In October, 2004, pursuant to a share exchange agreement, we acquired all the outstanding shares of All American from Mr. Consalvi and his wife in exchange for 1,000,000 shares of our common stock. On December 21, 2005, we issued an additional 500,000 shares to the original shareholders pursuant to the earn-out provisions of the share exchange agreement, which provided that if All American’s gross profit exceeded the stated goal of $300,000 for each of fiscal year 2005 and fiscal year 2006, we would issue to the shareholders an aggregate of 250,000 shares for each year such target was reached. During the year ended September 2005, shortly after the first target measurement period, for which period the gross profit threshold was achieved for the issuance of 250,000 shares, our Board of Directors agreed to issue the second traunch of 250,000 shares even though the gross profit threshold had not been achieved.

In connection with the acquisition, we entered into an employment agreement with Timothy Consalvi, the President and CEO of All American at the time of the exchange, for him to continue as President of All American. The agreement was superseded on November 20, 2006 with the execution of a new employment agreement under which Mr. Consalvi became our President and Chief Executive Officer. Timothy Consalvi was elected to our Board of Directors in March, 2005. Timothy Consalvi is the brother of Lawrence A. Consalvi, formerly the President of Elite Machine and formerly both one of our Directors and an Executive Vice President.

As further described below, All American, is involved in selling new CNC machine tools.

Acquisition of Assets of CNC Repos, Inc..

On October 1, 2007, pursuant to a Asset Purchase Agreement, we acquired certain assets of CNC Repos, Inc., in exchange for 1,000,000 shares of our common stock. At the request of CNC Repos, these shares were delivered to Douglas Redoglia, Kenneth Collini, and Starr Garcia, all of whom were principals of CNC Repos. The primary assets we purchased from CNC Repos were the following: (i) all the rights to use CNC Repos, Inc., including any intellectual property in the name, (ii) all customer lists, contact lists, and vendor lists of CNC Repos, (iii) a list of all customers that purchased machines in that past 24 months, and (iv) a list of all banks and other financial institutions that CNC Repos had a relationship with over the past 36 months. CNC Repos was a company that was in the business of purchasing used CNC machines, refurbishing them, and reselling them to third parties, similar to Elite Machines.

In connection with the acquisition of these assets, we entered into employment agreements with Kenneth Collini and Douglas Redoglia, the President and Vice President of CNC Repos, respectively, at the time of the asset purchase. Under the terms of these employment agreements we hired Mr. Redoglia and Mr. Collini to assist our machine tools segment with the purchase and sale of used CNC machines each at an annual salary of $120,000 per year.

Former Acquisitions and Subsidiaries

In early 2007, our management elected to streamline our operations, reorganize our accounting, financial records and reporting systems, restructure our management team, and organize our business activities into two primary operating segments: the Machine Sales Group and the Precision Manufacturing Group. The restructuring of our management team included promoting Timothy Consalvi to the position of Chief Executive Officer, Lawrence A. Consalvi stepping down as our Chief Executive Officer, as well as Lloyd Leavitt, Robert Page and David Lyons resigning from our Board of Directors.

As part of this process, we divested ourselves, through a share re-exchange, of two prior operating subsidiaries that did not integrate with our new business operations and focus, primarily due to the time and resources of management and personnel required to manage and oversee those subsidiaries. Those two former subsidiaries are Nu-Tech Industrial Sales, Inc. and Gledhill/Lyons, Inc.

Nu-Tech Industrial Sales, Inc. (“Nu-Tech”)In March, 2005, we acquired Nu-Tech as a wholly-owned subsidiary from its two shareholders in an exchange of all the outstanding stock of Nu-Tech for an aggregate of 2,500,000 shares of our common stock. At the time of the acquisition, Nu-Tech supplied tools to the automotive, aerospace and medical equipment manufacturing industries. As part of the terms of the acquisition, Robert Page, the president of Nu-Tech, continued in that position. On March 23, 2007, we entered into a share re-exchange agreement with the original shareholders of Nu-Tech whereby we exchanged the shares in the earlier share exchange transaction. We exchanged all the Nu-Tech shares we held for the 2,500,000 shares of our common stock held by the Nu-Tech shareholders less 75,000 shares that those shareholders had previously sold.

Gledhill/Lyons, Inc., dba Accurate Technology (“Accurate”)In December, 2004, we acquired all the outstanding stock of Accurate from its shareholders in an exchange for an aggregate of 12,000,000 shares of our common stock. At the close of the acquisition, Accurate specialized in the manufacture of precision metal systems with a diverse client base in the aerospace, defense and automotive industries. In connection with the acquisition, Accurate entered into employment agreements with David Lyons, the President of Accurate, to serve as its President, and with William Gledhill, the Vice President of Accurate, to serve as its Vice President and elected Mr. Gledhill as one of our Directors. William Gledhill is the son of Joseph T.W. Gledhill, one of our Directors and the President of Eran Engineering. On March 23, 2007, we entered into a share re-exchange agreement with the past Accurate shareholders and exchanged all the Accurate shares for the 12,000,000 shares of our common stock held by the Accurate principals. As part of the divestiture of Accurate, William Gledhill resigned as one of our Directors.

In addition to divesting our ownership in Nu Tech and Accurate, as part of this reorganization we also streamlined other companies we had either acquired or formed. These companies have been either merged into our existing operations, dissolved, or both. The following is a description of these companies.

ESK Engineering, Inc. (“ESK”) In December, 2004, we acquired ESK Engineering Inc., a California corporation, as a wholly-owned subsidiary from its sole shareholder, Erich Thallmayer, formally the President of Eran Engineering, through an exchange of all of the outstanding stock of ESK for an aggregate of 219,780 shares of our common stock and a cash payment of $50,000. Prior to the acquisition, ESK had only one major customer: Eran Engineering. Shortly after the acquisition, we transferred the operations of ESK to Eran Engineering and dissolved ESK on June 25, 2007.

Spacecraft Machine Products, Inc. (“Spacecraft”) In January, 2005, we acquired all the outstanding stock of Spacecraft Machine Products, Inc., a California corporation, in exchange for 600,000 shares of our common stock. The exchange agreement provided for the additional payment of 150,000 shares of our common stock in each year that Spacecraft met certain annual profit goals as follows: $200,000 gross profits by December 31, 2005, $300,000 gross profits by December 31, 2006, and $350,000 by December 31, 2007. We anticipated that the gross profits would exceed the combined profit targets specified in the exchange agreement, and accordingly, on December 21, 2005, our Board of Directors approved and issued all 450,000 contingent shares.

In connection with the acquisition of Spacecraft, we executed a promissory note in favor of the Leavitt Family Trust in the principal amount of $220,000 to be paid in equal monthly installments over a 60-month period, secured by our pledge of a security interest in the Spacecraft stock acquired pursuant to the share exchange. In addition, we issued a second promissory note in the principal amount of $75,000, payable in monthly installments of $6,250.

In connection with the original share exchange transaction, Lloyd R. Leavitt, III, previously the owner of Spacecraft, entered into an employment agreement with us to serve as our Chief Operating Officer during the six months following the closing of the acquisition of Spacecraft at an annual base salary of $115,000. On February 28, 2007, we negotiated a mutually-acceptable termination of his employment agreement.

Spacecraft had been in operation for over 35 years in Torrance, California, operating as a precision machine tool shop specializing in the manufacture of parts for the defense, aerospace and automotive industries. In July, 2005, the operations of Spacecraft were merged with Accurate Technology and we closed the manufacturing facilities of Spacecraft and sold all the equipment, furniture, fixtures and fittings in an auction pursuant to which we received proceeds of $560,000. We dissolved the Spacecraft corporate entity on June 25, 2007.

A-Line Capital Corporation (“A-Line”) We established A-Line Capital Corporation, a California corporation, in 2004, to provide financial services to consumers seeking financing for the purchase and/or lease of machine tools and equipment. Elite Machine and All American frequently sell machines that are financed through equipment lease financing companies that are not affiliated with us. A-Line was established to capture the income stream that was lost to equipment lease brokers in prior years and to provide equipment lease financing for transactions for our other subsidiaries. No financing agreements were entered into by A-Line and subsequently, we dissolved A-Line as part of our strategy to focus the time and skills of management on our core business.

The Enforcement Action

Our common stock was previously registered with the Securities and Exchange Commission (the “Commission”) under Section 12(g) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our stock was originally registered on or around September 1999. From September 1999 through our quarterly report for the quarter ended December 31, 2002, we filed the required quarterly and annual reports with the Commission as a reporting company under Exchange Act. However, beginning with our quarterly report for the quarter ended March 31, 2003 through our quarterly report for the quarter ended March 31, 2005 we failed to timely file compliant annual and quarterly reports. Our failure to file these reports was primarily caused by our failure to obtain financial documentation from two companies we acquired in late 2002, Bechler Cams, Inc. and Nelson Engineering, Inc. Our inability to obtain this financial information led to our auditors being unable to adequately review and audit our financial statements, as required under the Exchange Act. Although we requested this information from Bechler Cams, Inc. and Nelson Engineering, Inc., in hindsight there may have been additional actions our previous management and consultants could have taken to obtain this information. Additionally, with proper due diligence, our previous management and consultants should have obtained the financial statements and determined their ability to be audited prior to closing the acquisitions. These are two areas our new management and consultants have looked at closely since that time to ensure this does not occur in the future.

As a result of not getting the required reports on file, the Commission instituted an enforcement proceeding against us in April 2005. Although we were able to eventually file our delinquent reports by unwinding certain acquisitions, the Commission ruled that our audit reports and review were still non-compliant and after a hearing in front of an administrative law judge and a subsequent appeal heard by the Commission, on May 31, 2006, the Commission entered an Order finding the following: i) our conduct with respect to our reporting obligations was “serious, egregious, recurrent, and evidenced a high degree of culpability” as evidenced by our knowledge, through our then Chief Executive Officer, Lawrence A. Consalvi, of our reporting obligations and our failure to file a total of seven annual and quarterly reports due between May 2003 and December 2004; ii) our failure to notify the Commission of our inability to file our periodic reports; iii) our failure to terminate the registration of our common stock; iv) our failure to hire new auditors to replace Squar Milner after they resigned until eighteen months had passed; v) our continuation of an aggressive growth strategy during a time when we were not complying with our Exchange Act reporting requirements; vi) our failure to offer credible assurances against future violations of our reporting obligations under the Exchange Act; and vii) our failure to accept responsibility for our failure to meet our reporting obligations under the Exchange Act, and not taking all measures available to us to obtain the necessary financial information from Bechler Cams, Inc. and Nelson Engineering.

Based on these findings the Commission entered an Order Imposing Remedial Sanctions which revoked the registration of our common stock pursuant to Section 12(j) of the Exchange Act and ordered our then President and Chief Executive Officer, Lawrence A. Consalvi, to cease and desist from causing any violations or future violations of the Exchange Act.

Due to the Commission’s decision to deregister our common stock we were de-listed from the OTC Bulletin Board and Pink Sheets. Our common stock is not currently listed on any national stock exchange or over-the-counter securities market. As discussed below, we are planning to get re-listed on the OTC Bulletin Board at some point in the future and have re-registered our common stock as the first step in this process.

The Remedial Measures and Re-Registration of our Common Stock
As a result of the Commission’s action, our management underwent a comprehensive review of the primary causes for our delinquent reports, and our inability to timely remedy these issues. Although the primary cause of our inability to file timely compliant reports was the breach of the acquisition agreements by the companies we acquired, there was also inadequate internal financial personnel in place to properly review these acquisitions and perform the day-to-day accounting functions necessary for a reporting company under the Exchange Act. In order to remedy these issues we have undergone numerous changes. With respect to our management, we have undergone the following changes: i) Lawrence A. Consalvi stepped down as our President, Chief Executive Officer , ii) Timothy D. Consalvi is now our President and Chief Executive Officer, and has been since November, 2006 when Lawrence A. Consalvi resigned from those positions; iii) Stephen M. Kasprisin, who has a long public company accounting background, was our full-time Chief Financial Officer from November 2006 until October 2007, and has recently agreed to serve as our part-time Chief Financial Officer until a full time replacement is hired; and iv) we hired Mr. Robert Crowson, as our full-time Controller. With respect to our board of directors, we have appointed Mr. Kasprisin to our board of directors and removed the individuals that were related to subsidiaries we no longer own.

We do not have an audit committee for our board of directors since all of our current directors are not independent directors, however, Mr. Kasprisin is a financial expert under the federal securities laws. In addition to our changes to management and our board of directors, we have hired a financial consulting firm to assist with our monthly, quarterly and annual financial statement preparation, and to assist our Chief Financial Officer and Controller. For the period ended June 30, 2006, we hired McKennon, Wilson & Morgan LLP as our new independent auditors and in November 2007 hired The Lebrecht Group, APLC as our legal counsel.

These advisors, in conjunction with our management, have discussed the due diligence review, and legal and financial preparations, that must occur prior to closing any future acquisitions. These preparations include full legal review of any letters of intent and acquisition agreements prior to execution, and review of any target company’s financial statements and information by our Chief Financial Officer, controller and outside financial consultants, to ensure the target company’s financial information can be fully audited prior to completing any acquisition. Additionally, in preparation for becoming a reporting company under the Exchange Act, we will be conducting quarterly and annual evaluations, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As part of this process we have worked with our executives at the subsidiary level to ensure proper communication with our Controller and Chief Financial Officer, and have provided our Controller and Chief Financial Officer with outside financial consultants to assist as needed to ensure accurate and timely reporting of our financial information.

Our management believes the changes to our management outlined above, as well as the new internal company procedures put in place, will help ensure that what occurred previously, the acquisition of third party companies from which we could not obtain the financial information necessary to file our required Exchange Act quarterly and annual reports, will not occur in the future, and will help ensure we are able to timely file our periodic reports under the Exchange Act.

With these changes in place, on May 16, 2008, we filed a registration statement on Form 10 to re-register our common stock under Section 12 of the Exchange Act. As a result, on July 15, 2008, we became subject to the reporting requirements under the Exchange Act.

Our management elected to re-register our common stock under Section 12 of the Exchange Act and become a reporting company, primarily, to ultimately seek to get re-listed on the OTC Bulletin Board in order to provide a market for our common stock for our hundreds of shareholders, many of which purchased our stock when it was registered under Section 12 and we were listed on the OTC Bulletin Board or Pink Sheets. Additionally, Section 12(g) of the Exchange Act requires a company to file a registration statement under that Act within 120 days when, on the last day of any fiscal year, the company's securities are held of record by at least 500 persons and the company has total assets exceeding $10,000,000. As of our fiscal year end June 30, 2008 and 2007, while we only had approximately 100 shareholders of record, we had total assets totaling approximately $8.1 million and $6.6 million, respectively. Therefore, if we hold $10 million in total assets and we acquire additional shareholders of record we would, at some point in the future, be required to re-register our common stock. There are no plans currently underway to acquire additional shareholders. As noted above, one of our business strategies is to acquire companies that are in one of our two primary industry segments. If our stock is publicly-traded it may enable us to acquire these target companies utilizing equity in lieu of, or less of, a cash component as consideration for the purchase price. Although we currently do not have any acquisitions identified we may seek to acquire additional companies in the future, and may issue stock to acquire these companies, causing dilution to our existing shareholders.

Business Overview

We currently conduct all of our operations through our three wholly-owned operating subsidiaries: Elite Machine, Eran Engineering, and All American. Through these subsidiaries we provide services and products to the machine tool industry, including the sale of new and refurbished CNC machines and the manufacture of precision metal components.

Our services and products are primarily marketed and sold to the commercial aviation, medical, aerospace, and defense industries. Currently we manage the operations of these subsidiaries. In the future we hope to expand our business, both through the growing of our existing businesses and their client bases, as well as through acquisitions of companies that complement the products and services we currently offer.

During the past year, we streamlined our operations, reorganized our accounting, financial records and reporting systems, restructured our management team, and organized our business activities into two primary operating segments: the Machine Sales Group and the Precision Manufacturing Group. As discussed above, we divested ourselves, through a share re-exchange, of two prior operating subsidiaries that did not integrate with our new, streamlined business operations primarily due to the time and resources of management and personnel required to manage and oversee those subsidiaries. We also merged several other subsidiaries into our current three operating subsidiaries.

Machine Sales Group

The Machine Sales Group is composed of two of our subsidiaries, Elite Machine and All American, both of which are in the business of acquiring and selling computer numerically controlled (“CNC”) machines, and related tools, to manufacturing customers. The operations of this group also include the business generated from our purchase of certain assets of CNC Repos, Inc..

CNC machines use commands from an onboard computer to control the movement of cutting tools and the rotation speeds of the part being produced. The computer controls enable the operator to program specific operations, such as part rotation and tooling selection and movement for a particular part and then store that program in memory for future use. Because CNC machines can manufacture parts unattended and operate at speeds faster than similar manually-operated machines, they can generate higher profits with less rework and scrap. Elite Machines specializes in selling used, refurbished CNC machines, while All American sells new machines it purchases from third party manufacturers.

For the years ended June 30, 2007, and 2008, the Machine and Tools Group accounted for $10,990,408 (66%) and $13,254,529 (68%) of our total sales, respectively. This segment of our business also accounted for 43% and 51% of our gross profits for the years ended June 30, 2007, and 2008, respectively.

(a) Company Overview

(1)  E.M. Tool Company, Inc.

Elite Machine is a California corporation and was founded in 1990 by our former Director and Executive Vice President, Lawrence A. Consalvi. Mr. Consalvi was also the President of Elite Machine. Through the reverse merger transaction described above, Elite Machines became our wholly-owned subsidiary, which today specializes in the sale of previously-owned CNC machine tools from CNC machine manufacturers including Mori Seiki, Matsuura and Kitamura. Elite Machine is a leading dealer of pre-owned CNC machines in the Western United States. Elite Machine purchases high-quality used CNC machinery from Japan, Europe, and the United States, and then inspects and repairs them prior to being refurbished for resale. Elite Machine’s refurbishments on CNC machines it purchases typically include painting, replacing parts, and servicing the machine.

(2)  All American CNC Sales, Inc.

All American specializes in the sale of new CNC machines throughout the Orange County, California market with a current customer base of over 530 companies, representing approximately a 10% market share in that area. The primary product lines offered through All American include: Fadal Vertical Machining Centers, Hwacheon CNC Turning Centers and Vertical Machining Centers, Visionwide CNC Bridge Mills, and Clausing Industrial CNC Vertical Machining Centers. The primary industry segments in which All American sells machines are in the aerospace, military and medical fields.

(b) Principal Products and Services.
Both Elite Machines and All American are in the business of selling CNC machines. Neither company manufactures its own CNC machines. Elite Machines buys used CNC machines, refurbishes them and sells them, while All American sells new CNC machines manufactured by third parties. CNC machines use commands from an onboard computer to control the movement of cutting tools and the rotation speeds of the part being produced. The computer controls enable the operator to program specific operations, such as part rotation and tooling selection and movement, for a particular part and then store that program in memory for future use. The machines are then typically used to mass produce a particular part. This helps ensure all the same parts are identical. The machine can then be reprogrammed to manufacture a different part depending on the needs of the customer.
Elite Machines purchases all the used machines it sells, bears the risk of reselling the machines, and is responsible for all costs incurred in order to resell the machines. Normally the machines sold by Elite Machines are sold “as is.” However, Elite Machines does offer a limited warranty to the purchasers of the used CNC machines it sells, but the company is planning on moving away from this practice. Currently, approximately 80% of Elite Machines’ customers are under some type of warranty with Elite Machines with most on a 30-day warranty.

All American either purchases a machine once a customer has ordered and purchased the machine from All American, or it will purchase a machine for its inventory if it believes it is getting the machine at a favorable purchase price. However, at times, All American will purchase a CNC machine when it does not have a prospective customer to purchase the machine. This normally occurs when All American either needs a CNC machine for a showroom, management believes it needs one or more machines on hand to meet future customer demand, and/or when All American believes it can get a good deal from a manufacturer. Normally, the original manufacturer of the machine, not All American, is responsible for any problems or issues with the machine, since the machines are typically under warranty.

(c) Product Manufacturing.

Neither Elite Machines nor All American manufacture any of its own products.
Elite Machine locates CNC machines for resale through relationships with past customers and through its marketing efforts, the monitoring of both internet and direct mail sale boards, and personal relationships with machine tool companies. Elite Machine purchases the machines on credit terms or cash on delivery. Machines are purchased based upon the desirability of the model and make and the age and condition of the machine. Refurbishment generally entails cleaning the machine, spot painting and testing for basic functionality. All machines are either sold on an “as is” or a warranty basis, typically with 30-day expiration, and Elite generally provides installation of the machine in the customer’s facility.

All American purchases new CNC machines from several different third parties, including Fadal Vertical Machining Centers, Hwacheon CNC Turning Centers and Vertical Machining Centers, Visionwide CNC Bridge Mills, and Clausing Industrial CNC Vertical Machining Centers, and then resells the new machines to its customers. New machines are generally installed by the manufacturer and come with a manufacturers warranty for various periods of time.

(d) Sales, Marketing and Distribution.
The Elite Machine and All American product line consists of used and new CNC machines, respectively. These machines are predominately marketed through our in-house sales staff. Sales personnel are assigned regions and sell both new and used machines in their territory. New machines are generally installed by the manufacturer and come with a manufacturers warranty for various periods of time. If requested by the customer or manufacturer we may provide installation services. We provide a limited warranty for labor on some of the new machines sold. Used machines are sold on a warranty basis, typically with 30-day expiration, and generally includes installation of the machine at the customer’s location. We are currently investigating a strategy to sell machine tools through alternative channels such as  the internet and auctions.

All American operates as a manufacturers representative for the manufacturers it purchases CNC machines from and is limited in the territories in which it can solicit customers to sell machines. The territories in which All American can sell these machines varies by the particular manufacturer. The most expansive territory for one of our manufacturers includes the following counties in California: Orange, Los Angeles, Ventura, San Diego, San Bernardino, and Riverside. For other manufacturers we are limited to only one or a few of the above counties.

On September 24, 2008, Lawrence A. Consalvi resigned from his position as President of both Elite Machine and All American. We currently anticipate we will have a future relationship with Mr. Consalvi, likely as an independent sales agent, whereby Mr. Consalvi will still be involved in selling CNC machines on behalf of Elite Machine and All American. If we establish an ongoing relationship with Mr. Consalvi going forward, we do not believe his resignation will have an immediate impact on Elite Machine and All American’s operations and sales. However, if we do not establish an ongoing relationship with Mr. Consalvi going forward it will likely have a negative impact on Elite Machine and All American’s operations and sales.

(e) New Product Development.
Due to Elite Machine and All American selling machines manufactured by third parties, as opposed to being a manufacturing company, neither company engages in new product development. However, both companies do advise the CNC machine manufacturers regarding customer needs and requirements to assist with their future machine development.

(f) Competition.

Our competitors in the machine tools industry consist of a large fragmented group of companies, including certain business units or affiliates of our customers. Our management believes that competition within the industry will increase substantially as a result of industry consolidations and trends toward favoring greater outsourcing of components and reducing the number of preferred suppliers. Certain of our competitors may have substantially greater financial, production and other resources and may have (i) the ability to adapt more quickly to changes in customer requirements and industry conditions or trends, (ii) stronger relationships with customers and suppliers, and (iii) greater name recognition.
All American specializes in the sale of new CNC machines throughout the Orange County, California market, has a current customer base of over 530 companies which we believe represents approximately 10% of the Orange County, California market.

(g) Sources and Availability of Raw Materials.
All of the machines and parts sold by Machine Sales Group are manufactured by third parties so we do not directly purchase any raw materials. However, the third party companies that manufacture CNC machines rely on the availability of a variety of raw materials, primarily metals such as steel and aluminum, but none of the primary raw materials are scarce and we do not anticipate the third party manufacturers will have any problems obtaining these raw materials.

(h) Dependence on Major Customers.

Neither company in our Machines and Tools Group depend on one or two major customers. In fact, the largest single customer of this group accounted for less than 10% of the total revenue for this group.

(i) Patents, Trademarks and Licenses.

Neither Elite Machines nor All American have any patents or licenses, or other intellectual property.

(j) Need for Government Approval.

As noted above, Elite Machines and All American do not manufacture their own products, they merely sell used and new CNC machines. As sellers of used and new CNC machines, Elite Machines and All American do not need government approval to operate their business.

(k) Effect of Government Regulation on Business.

As noted above, Elite Machines and All American do not manufacture their own products, they merely sell used and new CNC machines. As sellers of used and new CNC machines, Elite Machines and All American are not subject to onerous government regulation.

However, inasmuch as Elite Machines refurbishes used CNC machines to resell, it maintains strict control standards on the maintenance and use of its equipment to ensure employee safety during the refurbishing process.

(l) Research and Development.

Because both Elite Machine and All American sell products manufactured by third parties this business segment does not spend a material amount on research and development.

(m) Effects of Compliance with Environmental Laws.
The machine tool industry is subject to environmental laws and regulations concerning emissions into the air, discharges into waterways, and the generation, handling, storage and disposal of waste materials, some of which may be hazardous. CNC machines contain coolants which are deemed as hazardous waste and must be disposed of according to the laws of specific jurisdictions. In addition, we perform spot painting of machines during the re-furbishing process. As required we provide for waste containers for coolants and cleaning products and contract with a hazardous waste company for proper disposal.

We strive to comply with all applicable environmental, health and safety laws and regulations. We believe that our operations are in compliance with all applicable laws and regulations on environmental matters. These laws and regulations, on federal, state and local levels, are evolving and frequently modified and we cannot predict accurately the effect, if any, they will have on its business in the future. In many instances, the regulations have not been finalized, or are frequently being modified. Even where regulations have been adopted, they are subject to varying and contradicting interpretations and implementation. In some cases, compliance can only be achieved by capital expenditure and we cannot accurately predict what capital expenditures, if any, may be required.

Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violations. As a generator of hazardous materials, we are subject to financial exposure with regard to intentional or unintentional violations. In addition, we utilize facilities located in industrial areas with lengthy operating histories and it is possible that historical or neighboring activities could impact our facilities. Any present or future noncompliance with environmental laws or future discovery of contamination could have a material adverse effect on our results of operations or financial condition.

(n) Employees.
As of June 30, 2008, we, with our subsidiaries, employ a total of 65 full-time employees, including three executive employees. Of these employees our Machine Sales Group employs one managerial employee, and 10 employees engaged in the sales and processing of CNC machine sales.

We are not aware of any problems in its relationships with its employees and prides itself that a majority of its employees have worked with us (including our subsidiaries) for over 10 years. Our employees are not represented by a collective bargaining organization and we have never experienced any work stoppage.

Precision Manufacturing Group

The Precision Manufacturing Group is composed of Eran Engineering, a wholly-owned subsidiary, which is in the business of manufacturing and assembling specialized, precision components used in equipment and machinery in the commercial aviation, medical, aerospace and defense industries.
For the years ended June 30, 2007 and 2008, the Precision Manufacturing Group accounted for $5,661,936 (34%) and $6,263,190 (32%) of our sales, respectively. This segment of our business also accounted for 57% and 49% our gross profits for the years ended June 30, 2007 and 2008, respectively.

(a) Company Overview.

(1) Eran Engineering, Inc.

In October, 2003, pursuant to a Stock Purchase Agreement, dated June 17, 2003, we acquired all the issued and outstanding shares of Eran Engineering, a California corporation, from its two shareholders for an aggregate purchase price of $1,250,000. In addition to a cash payment of $650,000, which was credited to the purchase price, we executed a promissory note in favor of the sellers in the principal amount of $600,000, payable in three equal annual installments of $200,000 and accruing simple interest at the rate of six percent (6%) per annum. Our obligation under the promissory note was secured by the pledge by Lawrence A. Consalvi, our then President and Chief Executive Officer, and Joseph T.W. Gledhill, our Vice President and a Director, of a security interest in certain shares of our common stock worth approximately $4,285,716 as of the date of the pledge. Concurrently with the closing of the acquisition, Eran Engineering purchased from R & H Investments, a partnership owned by the two selling shareholders of Eran Engineering, the building in which Eran Engineering operated its business. The purchase price for the building was $1,250,000, and was paid as follows:

•	$650,000 in cash and;

•	A promissory note in the principal amount of $600,000, bearing simple interest at the rate of 6% per annum.

Concurrently with the acquisition of Eran Engineering, we purchased the Santa Ana, California, building in which Eran Engineering operated. The purchase price for the building was $1,250,000, of which we paid $600,000 by a promissory note in the amount of $600,000 and the remainder in cash financed pursuant to a term loan in the principal amount of $1,300,000. On February 23, 2007, we completed the sale of the building and property for a sales price of $2,017,000 resulting in a net gain to us of over $600,000.

(b) Product Manufacturing.

Eran Engineering manufactures and assembles specialized, precision components used in equipment and machinery in the commercial aviation, medical, aerospace and defense industries. The primary components sold by Eran during the years ended June 30, 2007 and, 2008, were parts sold to Panasonic Avionics Corporation, a leading provider of in-flight entertainment systems for commercial aircraft. The other components were parts manufactured for, and sold to, medical companies and general commercial aircraft companies. Eran Engineering maintains approximately 39 CNC machines for use in its specialized manufacturing processes. Joseph T.W. Gledhill, a Director and Executive Vice President, serves as the President of Eran Engineering.

(c) Sales, Marketing and Distribution.

Eran maintains an in-house sales staff that solicits orders from customers. Solicitation of orders is generally based upon relationships with buyers versus the use of advertising or other forms of solicitation. Orders are received via a bid process and Eran prepares costs estimates and submits a bid for the manufacturing order. Once an order is received, generally through a binding purchase order, Eran programs its machines to manufacture the part. Parts are manufactured internally and then in most cases, assembled at Eran’s facility. Some assemblies require the receipt of parts manufactured by other companies and as a result, delays in shipment could be encountered as a result of delays in manufacturing by contractors retained by the customer. Eran has no control or liability for these parts manufactured by other manufacturers used in the assembly’s delivered by Eran.

(d) New Product Development.

Eran does not develop any proprietary products. Instead, Eran works with principal manufacturers to machine the components they require for the development of their products.

(e) Competition.
The market for precision part manufacturing is extremely competitive. There are no substantial barriers to entry, and we continue to face competition from domestic and international manufacturers. We believe that our ability to compete successfully depends upon a number of factors, including market presence, connections in the industry, reliability, low error rate, technical expertise and functionality, performance and quality of our parts, customization, the pricing policies of our competitors, customer support, our ability to support industry standards, and industry and general economic trends.

Many of our competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to us. As a result, they may be able to develop and expand more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing of their services than we can.

The competition for design, manufacturing and service in precision machining and machine tools consists of independent firms, many of which, however, are smaller than our collective group of wholly-owned subsidiaries. We believe that this allows it to bring a broader spectrum of support to its customers.

In addition to similar companies, we compete against the in-house manufacturing and service capabilities of our larger customers. We believe these large manufacturers are increasingly outsourcing activities that are outside their core competency to increase their efficiencies and reduce their costs. This outsourcing provides an opportunity for us to grow with our current clients and the addition of new clients.

Although there are numerous domestic and foreign companies which compete in the markets for the products and services offered by us, our management believes that it will be able to compete effectively with these firms on price, ability to meet customer deadlines and the stringent quality control standards. We strive to develop a competitive advantage by providing high quality, high precision and quick turnaround support to customers from design to delivery.

(f) Sources and Availability of Raw Materials.
Our precision equipment group utilizes a variety of raw materials in its specialized manufacturing processes, however, the primary raw materials it uses are widely available and we believe they will be readily available for our use as needed.

(g) Dependence on Major Customers.

Eran has one major customer, Panasonic Avionics Corp., which accounted for 28% and 27% of our total revenue for the years ended June 30, 2007 and 2008, respectively.

(h) Patents, Trademarks and Licenses.

Eran does not have any patents or licenses, or other intellectual property.

(i) Need for Government Approval.

As a manufacturer of precision parts, Eran’s business is not subject to government approval for its operations or its end products. .

(j) Effect of Government Regulation on Business.

As a manufacturer of precision parts there are certain regulations that relate to the conduct of our business in general, such as regulations and standards established by the Occupational Safety and Health Act or similar state laws relating to employee health and safety. As such we maintain strict control standards on the maintenance and use of its equipment to ensure employee safety. We comply with all guidelines and recommendations regarding the use of safety equipment such as safety goggles, protective gloves and aprons, ventilators or air guards as may be required. Employees are specifically trained, including emphasis on safety procedures, for each machine used. Management maintains and reviews a schedule of maintenance and safety check for all the equipment used in its operations.

Although there are not many regulations on the manufacturing of precision parts, there are certifications companies can receive in the industry. Eran is ISO 9001-2000 and AS9100 rev. B registered.

(k) Research and Development.

Our precision manufacturing group does not engage in research and development. Eran purchases manufactured CNC machines and receives a purchase order with detailed instructions from its customers regarding the specifications for the parts it wishes to have Eran manufacture.

(l) Effects of Compliance with Environmental Laws.
The precision manufacturing industry is subject to environmental laws and regulations concerning emissions into the air, discharges into waterways, and the generation, handling, storage and disposal of waste materials, some of which may be hazardous.

The precision manufacturing division utilizes various coolants and lubricants that could be considered hazardous waste. Care is taken to prevent accidental discharge and all coolants and lubricants removed from machines are contained and disposed of by an outside waste disposal company. In addition, our Tustin facility is subject to certain local waste water regulations and is required annually to have its waste water and backflow prevention equipment tested by an outside testing agency. The last test was performed in September 2007 and we passed without exception.

Eran strives to comply with all applicable environmental, health and safety laws and regulations. Eran believes that its operations are in compliance with all applicable laws and regulations on environmental matters. These laws and regulations, on federal, state and local levels, are evolving and frequently modified and we cannot predict accurately the effect, if any, they will have on its business in the future. In many instances, the regulations have not been finalized, or are frequently being modified. Even where regulations have been adopted, they are subject to varying and contradicting interpretations and implementation. In some cases, compliance can only be achieved by capital expenditure and we cannot accurately predict what capital expenditures, if any, may be required.

Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violations. As a generator of hazardous materials, we are subject to financial exposure with regard to intentional or unintentional violations. In addition, we utilize facilities located in industrial areas with lengthy operating histories and it is possible that historical or neighboring activities could impact our facilities. Any present or future noncompliance with environmental laws or future discovery of contamination could have a material adverse effect on our results of operations or financial condition.

(m) Employees.

As of June 30, 2008, we, with our subsidiaries, employ a total of 65 full-time employees, including three executive employees. For the precision manufacturing group, we employ five managerial employees, one sales manager, and 45 employees engaged in tool manufacturing-related positions.

We are not aware of any problems in its relationships with its employees and prides itself that a majority of its employees have worked at the Company (including its subsidiaries) for over 10 years. The Company’s employees are not represented by a collective bargaining organization and the Company has never experienced any work stoppage.

Industry Overview

CNC Machines

Since the introduction of CNC tooling machines, continual advances in computer control technology have allowed for easier programming and additional machine capabilities. A vertical turning machine permits the production of larger, heavier and more oddly-shaped parts on a machine that uses less floor space when compared to the traditional horizontal turning machine because the spindle and cam are aligned on a vertical plane, with the spindle on the bottom. Horizontal turning machines have become faster and more accurate with the ability to perform more functions i.e. milling of the parts and cross milling both on and off center line of the part. The vertical turning machines have additionally increased thru-put for part production through increase spindle RPM’s (rotations per minute), with the ability to accomplish high speed machining and increased accuracy through new electronics. Finally, the horizontal machines through the same features mentioned above and with the expansion of more tools and the ability to add multiple pallets out in the field gives the customer the ability to grow into the machine as his work flow increases.

Historically, CNC machines had been sold by the manufacturer, however, more recently many manufacturers are utilizing third party manufacturing representation companies, like All American, to sell their machines in order to cut down on internal overhead expenses related to a sales staff.

Precision Tools

The precision tools industry, as it relates to Eran and our business, deals with the manufacturing of specific, specialized parts for use in several different industries, including, but not limited to, the commercial aviation, medical, aerospace and defense industries. Since the introduction of Computer Numerical Control (CNC) machines into the manufacturing arena, the process of taking raw material and producing a product have had a significant impact in today’s highly competitive manufacturing environment. Precision tool manufacturing companies operate by receiving a purchase order from a customer, then with a blueprint drawing from engineering, and produce a part program which is then loaded into the on board memory of the CNC machine tool. The machine tool follows the part program and cuts the material into the desired shape which the engineers have designed. The CNC Machine tool benefits are: a more consist end product as well as a closer tolerance product on a consistent part-over-part process. In today’s competitive market all types of raw materials are used from a varied type of steel, aluminum, brass, copper as well as plastics.

The precision manufacturing business is an ever changing segment and to remain competitive companies must be prepared to constantly maintain their quality programs, equipment and train their personnel. Manufacturing in today’s work environment is extremely competitive and, therefore, maintaining ISO registration is almost certainly a requirement. To become a first tier supplier to major aerospace and defense contractors a company must become AS9100 compliant with a Continuous Improvement Operation with an eye on the future. All of these programs in conjunction with a competitive price point and on time delivery commitment will make a significant impact to a company’s ability to maintain their business and grow.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Our primary risk factors and other considerations include:

If we are unable to maintain relationships with our suppliers, our business could be materially adversely affected.

Substantially all of our products are manufactured by third parties. To the extent that a manufacturer is unwilling to do business with us, or to continue to do business with us once we enter into formal agreements with it, our business could be materially adversely affected. In addition, to the extent that the manufacturer modifies the terms of any contract it may enter into with us (including, without limitation, the terms regarding price, rights of return, or other terms that are favorable to us), or extend lead times, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on our business.

We operate in a competitive industry and continue to be under the pressure of eroding gross profit margins, which could have a material adverse effect on our business.

The market for the products we sell is very competitive and subject to rapid technological change. The prices for our intended products tend to decrease over their life cycle, which can result in decreased gross profit margins for us. There is also substantial and continuing pressure from customers to reduce their total cost for products. We expend substantial amounts on the value creation services required to remain competitive, retain existing business, and gain new customers, and we must evaluate the expense of those efforts against the impact of price and margin reductions. Further, our margins will be lower in certain geographic markets and certain parts of our business than in others. If we are unable to effectively compete in our industry or are unable to maintain acceptable gross profit margins, our business could be materially adversely affected.

Products sold by us may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against us, which may have a material adverse effect on the company.

We may face claims for damages as a result of defects or failures in the products we intend to sell to our customers. Although many of our products are sold under a third party warranty or are sold “as is” our ability to avoid liabilities, including consequential damages, may be limited as a result of differing factors, such as the inability to exclude such damages due to the laws of some of the locations where we do business. Our business could be materially adversely affected as a result of a significant quality or performance issue in the products developed by us, if we are required to pay for the damages that result.

Our share ownership is concentrated.

Our officers and directors, as a group, beneficially own approximately 26.5% of our voting shares. As a result, these stockholders can exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, these stockholders may dictate the day to day management of the business. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors. In addition, the interests of these stockholders may not always coincide with the interests of our other stockholders.

If we acquire other companies or assets, we may not be able to successfully integrate them or attain the anticipated benefits.

We intend to acquire other businesses that are synergistic with ours. If we are unsuccessful in integrating our acquisitions, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business. In addition, we may not realize all of the anticipated benefits from our acquisitions, which could result in an impairment of goodwill or other intangible assets.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or timely or detect fraud, which could have a material adverse effect on our business.

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. We will be required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we may conclude that enhancements, modifications or changes to internal controls are necessary or desirable. While management will evaluate the effectiveness of our internal controls on a regular basis, and although we have recently undergone substantial changes to address any weaknesses, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on our business. In addition, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

Currently, we only have a part time Chief Financial Officer. We recently retained a third-party accounting advisory firm with experience in public company accounting in order to improve our accounting for transactions and our internal controls to ensure there are no accounting oversights, but, there can be no assurance this will be adequate.

We rely on third-party suppliers and manufacturers to provide our CNC machines, and we will have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

All of our CNC machines are manufactured by third-party manufacturers. We do not have any long-term contracts with these suppliers or manufacturing sources. We expect we will have to compete with our competitors for production capacity and availability at these third-party manufacturers.

There can be no assurance that there will not be a significant disruption in the supply of CNC machines from our intended sources or, in the event of a disruption, that we would be able to locate alternative suppliers of equipment of comparable quality at an acceptable price, or at all. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increased demand, or need to replace an existing manufacturer, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any delays, interruption or increased costs in the manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

In addition, there can be no assurance that our suppliers and manufacturers will continue to manufacture products that are consistent with our standards. We may receive shipments of product that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of revenues resulting from the inability to sell those products and related increased administrative and shipping costs. In addition, because we do not control our manufacturers, products that fail to meet our standards or other unauthorized products could end up in the marketplace without our knowledge, which could harm our reputation in the marketplace.

We have one customer that accounts for greater than 25% of our total sales and more than 75% of our precision manufacturing group’s sales.

Panasonic Avionics Corp., accounts for 28% and 27% of our total sales for the years ended June 30, 2007 and 2008, respectively. We do not have a long term, exclusive agreement with this customer. If this customer reduced or stopped ordering precision parts from Eran it would have a material adverse impact on our consolidated sales, results of operations and cash flows.

Our Machine Sales Group relies on the availability of used CNC machines for resale, if no used machines are available for purchase our business will suffer.

The primary business of our Machine Sales Group is to purchase and resell used CNC machines. If there are no or limited CNC machines available for purchase, our Machine Sales Group sales will suffer. Likewise, if there is a slow down in the economy and the current owners of CNC machines opt not to sell their used CNC machines to purchase new ones, or our customers hold on to their existing CNC machines longer and do not purchase additional used CNC machines our sales will suffer.

The current crisis in the credit markets may adversely affect our customers ability to finance the purchase of new and used CNC machines. This would result in a significant reduction in our sales.

Most of our customers that purchase used CNC machines do so utilizing credit. The current crisis in the credit markets may adversely affect our customers ability to finance the purchase of a used CNC machine from us. If this were to occur it would result in a significant reduction in our sales.

Under our credit agreement with Pacific Western Bank we have numerous affirmative and negative financial and non-financial covenants we must comply with on at least a quarterly basis. If we are unable to meet these covenants and cannot obtain a waiver from Pacific Western Bank, our breach of these covenants would constitute a default under the credit agreement, which could require us to repay all indebtedness immediately. If this were to occur we likely would not be able to repay this indebtedness and it would have a severe, negative impact on our business and our ability to continue as a going concern.

We have a business loan agreement with Pacific Western Bank dated August 21, 2006. This loan agreement has numerous affirmative and negative financial and non-financial covenants, which we are required to abide by as a condition of the loan. These covenants primarily relate to our financial condition, such as tangible net worth, working capital, debt ratio, etc., as well as restricts our ability to enter into certain transactions outside the ordinary course of business without prior written approval by Pacific Western Bank. Our failure to meet these affirmative and negative covenants under the Agreement would constitute a default under the loan agreement. If we were to default under the loan agreement, and if at that time we are unable to get the lender to waive or forbear the default, then the lender could immediately terminate the loan agreement and all indebtedness then owed by us to the lender would be immediately due and payable, without any further notice by the lender. Were this to occur it would have a significant negative impact on our business.

As of June 30, 2008, we did not meet our capital expenditures and profitability covenants, as set forth in the November 15, 2007 credit agreement. Therefore, we were not in compliance with the those two covenants. However, on September 4, 2008, Pacific Western Bank provided us with a letter of forbearance from the measurement of the required covenants as of June 30, 2008. Effective July 1, 2008, we are required to comply with all of the covenants of the amended credit agreement dated September 26, 2008. We believe we are in compliance with the covenants under the amended credit agreement. The quarter ended June 30, 2008 was the end of our fiscal year.

Lawrence A. Consalvi, the former President of Elite Machine and All American and our Executive Vice President and one of our Directors, resigned effective September 24, 2008, which could have a negative impact on our sales of used CNC machines and our revenues.

On September 24, 2008, Lawrence A. Consalvi resigned from his position as President of both Elite Machine and All American, as well as from the positions of Executive Vice President and Director with Gateway International Holdings, Inc.. We currently anticipate we will have a future relationship with Mr. Consalvi, likely as an independent sales agent, whereby Mr. Consalvi will still be involved in selling CNC machines on behalf of Elite Machine and All American. If we establish an ongoing relationship with Mr. Consalvi going forward, we do not believe his resignation will have an immediate impact on Elite Machine and All American’s operations and sales. However, if we do not establish an ongoing relationship with Mr. Consalvi going forward it will likely have a negative impact on Elite Machine and All American’s operations and sales.

The Commission previously revoked the registration of our common stock pursuant to Section 12(j) of the Exchange Act due to our failure to timely file our periodic reports under the Exchange Act. If we fail to timely file these reports in the future, we could be delisted from an exchange and/or the Commission could delist our common stock again, which could negatively impact our business and cause a significant decrease in our stock price.

On May 31, 2006, the Commission entered an Order Imposing Remedial Sanctions which revoked the registration of our common stock pursuant to Section 12(j) of the Exchange Act and ordered our then president and chief executive officer, Lawrence A. Consalvi, to cease and desist from causing any violations or future violations of the Exchange Act. This deregistration was the result of our inability to obtain financial information from acquisitions we completed in the past. Although we have since divested ourselves of those acquisitions, and taken numerous remedial measures to ensure this does not occur in the future, there can be no assurance that future acquisitions by us will not have issues or cause us to be delinquent with our required filings under the Exchange Act. Any delinquent filings could have an adverse effect on our business and our stock price, if we are publicly-traded. These adverse effects include being delisted from any exchange where our common stock may be listed, such as the OTC Bulletin Board, which could cause our stock price to decrease. Additionally, if we are unable to timely file our periodic reports under the Exchange Act, the Commission could again revoke the registration of our common stock pursuant to Section 12(j) of the Exchange Act, prohibiting us from listing our stock on any public marketplace, including the OTC Bulletin Board and Pink Sheets, which would have the effect of our common stock not being publicly-traded and greatly reduce the liquidity of our common stock and greatly reduce the ability of our stockholders to sell or trade our common stock. Regarding our business, if we were delinquent in our filings and/or had the registration of our common stock revoked, we may be unable to effectuate our business plan to acquire other companies in our industry since we likely would not be able to structure these acquisitions using our common stock or other securities. This could negatively impact our business and cause a significant decrease in our stock price.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

On February 23, 2007, we completed the sale of our Santa Ana, California, building and property used by Eran Engineering for a sales price of $2,017,000 resulting in a net gain to the Company of $691,967.

In July, 2007, we entered into a 5-year triple net lease for approximately 48,600 square feet of manufacturing and office space in a free-standing industrial building at 2672 Dow Avenue, Tustin, California 92780 for a average monthly rental of $28,390 for the first 12 months, $35,090 for the second 12 months, $36,143 for the third 12 months, $37,227 for the fourth 12 months and $38,334 for the final 12 months. The lease contains an option to renew for an additional 60 months with monthly rental of $39,494 for months 61 to 72, $40,679 for months 73 to 84, $41,900 for months 85 to 96, $43,157 for months 97 to 108 and $44,451 for months 109 to 120.

We also have a three year lease for approximately 13,820 square feet of office and warehouse space located at 3840 East Eagle Drive, Anaheim, California at a monthly rental rate of $7,968 for the first year, $8,499 for the second year, and $9,030 for the third year. The Machines Sales Group resides at this location.

ITEM 3 - LEGAL PROCEEDINGS

1. Harvey L. Carmichael v. Integrity Stock Transfer, Don Maddalon, Gateway International and Lawrence A. Consalvi; United States District Court, District of Nevada, Northern Division, Case No. 3:05-CV-00608-BES-VPC. Plaintiff initiated this action in the Nevada state court on October 11, 2005 and removed to the U.S. District Court on November 7, 2005.

The plaintiff claims to be the rightful owner of 160,000 shares of our common stock represented by five separate stock certificates issued to five separate individuals, none of which are the plaintiff. The plaintiff claims that beginning on or about July, 2005, he attempted to transfer such certificates into his name and that the defendants caused him to be unable to effect such transfer thereby prohibiting him from selling the shares and resulting in a financial loss to him. The plaintiff claims that as of October 7, 2005 the value of the shares was approximately $192,000. This case was settled in June 2008 for $125,000, and the lawsuit was dismissed.

2.  Leon Ruder v. Elite Machine Tool Company, Superior Court of the State of California, County of Los Angeles, Central District, Case No. BC373163. Plaintiff filed this action on June 22, 2007.

The plaintiff claims that the defendant, our wholly-owned subsidiary, breached a written contract for the purchase of certain machines and sold such machines to another party causing the plaintiff economic harm. The plaintiff is seeking compensatory damages in amount of approximately $100,000 and exemplary and punitive damages. The defendant filed demurrers to the original complaint and the first amended complaint, both of which were sustained by the Court. This case was settled in July 2008 for $15,000, and the lawsuit was dismissed.

3. August Law Group v. Gateway International Holdings, Inc., Superior Court for the State of California, County of Orange, Case No. 30-2007 00100231. Plaintiff filed this action on December 13, 2007.

The plaintiff claims that the defendant breached a written contract and breached promissory note by failing to pay plaintiff according to the terms of the contract and note. The plaintiff is seeking $108,954.85, plus interest and attorney’s fees. On April 3, 2008, we settled this matter for $115,691.05 for all amounts owed, plus any interest and attorney’s fees. A Notice of Dismissal, with prejudice, has been filed with the Court and we are awaiting the signed Order from the Judge approving the settlement and dismissing the lawsuit with prejudice.

4. Onofrio Saputo and Christopher Frisco v. Gateway International Holdings, Inc., Lawrence Consalvi, Timothy Consalvi and Joe Gledhill, Court of the State of California, County of Orange, Case No. 30-2008-00110905. Plaintiffs filed this action on August 21, 2008.

The complaint, which has causes of action for securities fraud, breach of fiduciary duties, fraud and deceit, and rescission, alleges that the defendants intentionally misrepresented, or failed to disclose, certain facts regarding the company prior to the plaintiffs purchasing Gateway International Holdings, Inc. common stock. The complaint seeks total monetary damages of approximately $188,415, plus interest, and punitive damages. Our answer to the complaint is due on or about October 3, 2008.

Management believes we have meritorious defenses to the plaintiff’s claims and plan to vigorously defend against the lawsuit. However, there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there could be a material adverse effect on our financial condition, results of operations or liquidity.

5. Voicu Belteu v. Mori Seiki Co., Ltd.; Mori Seiki U.S.A., Inc.; All American CNC Sales, Inc. dba Elite Machine Tool Company; Ellison Manufacturing Tech., Superior court for the State of California, County of Orange, Case No. 30-2008-00103710. Plaintiff filed this action on March 7, 2008.

The complaint, which has causes of action for strict products liability and negligence, alleges that a CNC machine manufactured by Mori Seiki and sold through our subsidiary, All American CNC Sales, Inc. dba Elite Machine Tool Company, was defective and thereby injured the plaintiff. The complaint seeks damages in excess for $6,300,000 for medical expenses, future medical expenses, lost wages, future lost wages and general damages. On July 1, 2008, we filed an answer to the complaint and filed a cross-complaint against Mori Seiki alleging any defects in the CNC machine were manufacturing defects, which are the responsibility of Mori Seiki. We are currently attempting to serve our cross-complain on Mori Seiki. Discovery is ongoing.

Management believes we have meritorious defenses to plaintiff’s claims and plan to vigorously defend against the lawsuit and pursue Mori Seiki for any damages we incur. However, there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there could be a material adverse effect on our financial condition, results r operations or liquidity.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no events that are required to be reported under this Item.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not currently traded on any stock exchange or electronic quotation system. We expect that our common stock will be traded on the OTC Bulletin Board at some point in the future, but there is no guarantee this will occur. On May 16, 2008, we filed a registration statement on Form 10 to re-register our common stock under Section 12 of the Exchange Act. As a result, on July 15, 2008, we became subject to the reporting requirements under the Exchange Act. We are in the process of responding to comments from the SEC regarding this filing.

Holders

As of June 30, 2008, there were 28,378,645 shares of our common stock outstanding held by 99 holders of record of our common stock. Of these shares, 14,998,645 are held by non-affiliates. On the cover page of this filing we value these shares at $6,299,431. These shares were valued at $0.42 per share, which was our listed stock price on July 1, 2007, the last day we were listed on The Pink Sheets. Due to not being publicly traded since this date, this value may not be an accurate value of our common stock, or indicative of the true value of our common stock.

Dividends

In May 2005, we declared and paid a dividend of $0.005 on our common stock. The dividend was paid to all shareholders except shareholders who are also directors of the Company or members of their immediate family, all of whom waived their right to receive the dividend payment. We have not paid any dividends since May, 2005 nor do we plan to in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

Non-Qualified Stock Option Plan

In November 2006, the Board of Directors approved the creation of a non-qualified stock option plan for key managers, which, among other provisions, would have provided for the granting of options by the board at strike prices at or exceeding market value, and expiration periods of up to ten years. This plan was never created and no options were ever issued.

As a result, we did not have any options, warrants or rights outstanding as of June 30, 2008.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	- 0 -	- 0 -	- 0 -
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	- 0 -	- 0 -	- 0 -

Recent Issuance of Unregistered Securities

We did not issue any unregistered securities during the quarter ended June 30, 2008.

If our stock is listed on an exchange we will be subject to the Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This annual report on Form 10-K of Gateway International Holdings, Inc. for the year ended June 30, 2008 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future; however, that we are unable to predict accurately or over which we have no control. The risk factors listed in this filing, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: our ability to successfully maintain a credit facility to purchase new and used machines, manufacture new products; the ability to obtain financing for product acquisition; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in various tax laws; and the availability of key management and other personnel.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies (more fully described in Notes to the Consolidated Financial Statements), the following are particularly important to the portrayal of our results of operations and financial position and may require the application of a higher level of judgment by our management, and as a result are subject to an inherent degree of uncertainty.

Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We review our estimates on an on-going basis, including those related to sales allowances, the allowance for doubtful accounts, inventory reserves, long-lived assets, income taxes and litigation. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) our price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. We record reserves for estimated sales returns and allowances for both CNC machine sales and manufactured parts in the same period as the related revenues are recognized. We base these estimates on our historical experience for returns or the specific identification of an event necessitating a reserve. Our estimates may change from time to time in the event we ship manufactured parts which in the customers’ opinion, do not conform to the specifications provided. To the extent actual sales returns differ from our estimates, our future results of operations may be affected.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates as we have in the past. Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible. While management believes that adequate allowances have been provided in the Consolidated Financial Statements, it is possible that we could experience unexpected credit losses. Our accounts receivable are concentrated in a relatively few number of customers. One customer, Panasonic Avionics Corporation (“Panasonic”), a leading provider of in-flight entertainment systems for commercial aircraft accounts for 53% and 35% of our consolidated accounts receivable balance at June 30, 2007 and 2008, respectively. Therefore, a significant change in the liquidity or financial position of any one customer could make it more difficult for us to collect our accounts receivable and require us to increase our allowance for doubtful accounts, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

Inventories

Within our Precision Manufacturing segment, we seek to purchase and maintain raw materials at sufficient levels to meet lead times based on forecasted demand. Within our Machine Tools segment, we purchase machines held for resale based upon management’s judgment of current market conditions and demand for both new and used machines. If forecasted demand exceeds actual demand, we may need to provide an allowance for excess or obsolete quantities on hand. We also review our inventories for changes in the market prices of machines held in inventory and provide reserves as deemed necessary. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. We state our inventories at the lower of cost, using the first-in, first-out method on an average costs basis, or market.

We adopted Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4 beginning January 1, 2006,” with no material effect on our financial condition or results of operations. Abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) are recognized as current-period charges. Fixed production overhead is allocated to the costs of conversion into inventories based on the normal capacity of the production facilities. We utilize an expected normal level of production within the Precision Manufacturing segment, based on our plant capacity. To the extent we do not achieve a normal expected production levels, we charge such under-absorption of fixed overhead to operations.

Long-lived Assets

We continually monitor and review long-lived assets, including fixed assets intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of cash flows may differ from actual cash flows due to, among other things increased competition, loss of customers and loss of manufacturer representation contract, all which can cause materially changes our operating performance. If the sums of the undiscounted cash flows are less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Goodwill and Acquired Intangible Assets

We account for goodwill and acquired intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, whereby goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment. A reporting unit is an operating segment for which discrete financial information is available and is regularly reviewed by management. We have one reporting unit, our Machine Sales Group, to which goodwill is assigned.

SFAS No. 142 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions.

Accounting for Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount on the consolidated balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and unless we believe that recovery is more likely than not, we must establish a valuation allowance.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN 48 was effective for us beginning July 1, 2007. The adoption of FIN 48 on July 1, 2007 did not have a material impact to our consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted. We are currently assessing the potential effect; however, believe the adoption will not have a material impact to our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115" (“SFAS 159”). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (SFAS 141(R)), which replaces FAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective for us in the fiscal year beginning July 1, 2009, noncontrolling interests will be classified as equity in the Company’s balance sheet and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income, respectively. The provisions of this standard must be applied prospectively upon adoption except for the presentation and disclosure requirements. We do not expect the adoption of SFAS 160 to have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS 161 amends and expands the disclosure requirements of SFAS 133 for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. We do not expect the adoption of SFAS 161 to have a significant impact on our consolidated financial statements.

In April 2008, The FASB issued FASB Staff Position FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for us in the fiscal year beginning July 1, 2009. We are currently evaluating the impact of the adoption of FSP 142-3 on our consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS will become effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not expect the adoption of SFAS 162 to have a significant impact on our consolidated financial statements.

Results of Operations

Discontinued Operations

In March 2007, we completed the sale of two of our business units; Gledhill/Lyons, Inc. doing business as Accurate Technology (“Accurate”) and Nu Tech Industrial Sales, Inc. (“Nu-Tech”) to the management of the respective businesses. The sales were part of our strategy to exit non-core businesses, who were also significant shareholders of the Company. Accurate was sold for net consideration of 12,000,000 shares of our common stock tendered with a fair value of $6,960,000 based upon the trading price of our stock on the date of the transaction, or $0.58 per share, which management believes is the representative of fair market value. Nu-Tech was sold for net consideration of 2,425,000 shares of our common stock with a value of $1,406,500 based upon the same trading price of our stock on the date of the transaction. In March 2007, the board of directors approved the sales of Accurate and Nu-Tech to these related parties. The decision to sell back these entities to these original owners was based on deteriorating conditions dealing with the management teams of the companies and the need to severe all tie with these entities for the benefit of the Company. Due to the nature of our relationship with these entities management teams at the time of the sale we sold these entities back to their respective management teams and did not seek third party purchasers for these businesses.

Accurate and Nu-Tech generated revenues of $9,927,371 and $0 during years ended June 30, 2007 and 2008, respectively.

During the year ended June 30, 2007, we recognized pre-tax losses from discontinued operations of $1,421,639. Also during the year ended June 30, 2007, we recorded losses sales of these businesses of $2,280,909, net of income tax benefit of $1,212,559. The losses resulted from the decline in the fair value of the common stock issued in connection with these acquisitions that was returned to us. These divestitures have been accounted for as discontinued operations in the consolidated statements of operations and statements of cash flows, as applicable.

As a result of the dispositions, our consolidated revenues were significantly lower in fiscal 2008 compared to 2007 however, our operating results to improved due to the historical losses incurred by Accurate and Nu-Tech.

Sales Concentration

Our sales within our Precision Manufacturing segment is highly concentrated within one customer, Panasonic. Sales to this customer accounted for 29% and 27% of consolidated sales for the years ended June 30, 2007 and 2008, respectively. The loss of all or a substantial portion of sales to this customer would cause us to lose a substantial portion of our sales within this segment and on a consolidated basis, and have a corresponding negative impact on our operating profit margin due to operation leverage this customer provides. This could lead to sales volumes not being high enough to cover our current cost structure or provide adequate operating cash flows. Panasonic has been a customer of ours for approximately 14 years and we believe our relationship is good.

Gross Profit

Our gross profit represents sales less the cost of sales. Gross margin represents our gross profit divided by sales.

Cost of sales for our Precision Manufacturing segment primarily consists of raw materials, direct labor, depreciation of manufacturing equipment and overhead incurred in the manufacturing of parts for our customers. Our gross margins will increase and decrease depending on the amount of products we manufacture as result of allocating fixed manufacturing costs over a larger or reduced number of parts, which yields lower or higher per unit costs, respectively. As a result, a change in manufacturing volume in a quarter can significantly affect our gross margin in that and future quarters.

Cost of sales for our Machine Sales Segment includes the cost of machines, replacement parts, freight, and refurbishment expenses. Gross margins within the Machine Sales segment can vary based on the price we procure equipment for in the marketplace, sales mix between new and used equipment and the costs to refurbish used machines.

Selling, General and Administrative

Our selling, general and administrative expenses consist of personnel costs, including the sales, executive, finance and administration. These costs also include non-manufacturing related depreciation, overhead and professional fees (primarily legal and accounting).

Amortization of Intangible Assets

Our amortization expense includes the amortization of identifiable intangible assets, consisting of customer lists, from our acquisition of All American CNC Sales, Inc. in 2004 and our acquisition of CNC Repos, Inc. in fiscal 2008.

Interest Expense

Interest expense primarily consists of the cost of borrowings under our credit agreement with Pacific Western Bank, loans from Joseph Gledhill, an executive officer and a Director, amounts previously outstanding with First Financial Credit and capital lease agreements. See Liquidity and Capital Resources and Notes to Consolidated Financial Statements for further discussion.

Results of Operations for the Year Ended June 30, 2008 and 2007

	Year ended June 30,
	2007	2008	Change ($)	Change (%)
Sales by segment
Machine Sales	$10,990,408	$13,254,529	$2,264,121	21%
Precision Manufacturing	5,661,936	6,263,190	601,254	11%
	16,652,344	19,517,719	2,865,375	17%
Gross profit by segment
Machine Sales	1,941,444	2,641,441	699,997	36%
Precision Manufacturing	2,712,594	2,517,363	(195,231)	(3%)
	$4,654,038	$5,158,804	$504,766	14%
Gross margin by segment
Machine Sales	18%	20%	2%
Precision Manufacturing	48%	40%	(8%)

Sales

Sales in 2008 increased 17% compared to the comparable period in 2007. The change is attributable to increases in sales from both the Precision Manufacturing and Machine Sales groups. The primary factors for the increase in sales for the Precision Manufacturing group was the increased demand for aerospace related parts and assemblies, and increases in the average selling price during 2008 due to rising commodity costs for aluminum, titanium and steel.

In 2008, the Machine Sales group experienced increases in sales volume for both new and used machines resulting from the ability to procure used machines to meet customer requirements and from our acquisition of CNC Repos, Inc. The acquisition of CNC Repos contributed approximately $1,500,000 to sales in 2008.

Gross Profit

Gross profit increased by 14% compared to the comparable period in 2007. Gross margin decreased by 2% to 26%. The change resulted from higher gross margins from the Machine Sales group, offset by a decrease from the Precision Manufacturing group. The increase in the Machine Sales group was attributable to lower acquisition and refurbishment costs for used machines. The decrease in gross margin in the Precision Manufacturing group resulted from increased rent and facility costs (utilities, maintenance, and insurance) related to its relocation of its manufacturing facility to Tustin, California from a company-owned facility sold in February 2007.

Selling, General and Administrative

Selling, general and administrative costs increased by $1,551,483 or 50% compared to the comparable period in 2007. The changes are due to increases in professional services and personnel costs. Our need for professional services increased by $298,892 or 59% primarily attributable to legal fees, external accounting consultants, audit fees and investor relations in preparation of becoming a reporting company under the Securities and Exchange Act of 1934, as amended. Personnel costs increased by $223,962 or 22% due to increases in headcount within our Machine Sales due to the acquisition of CNC Repos and the payment of $154,149 in performance bonuses to our executive officers. During the 2008 period, we also recorded a charge of $101,142 for termination of an enterprises resources planning system implementation, $240,691 for settlement of outstanding litigation and disputed amounts.

Amortization of Intangible Assets

Amortization expense for intangible assets increased by $27,856 compared to the comparable period in 2007. The change is attributable to the amortization of customer relationship intangible asset acquired in connection with the acquisition of CNC Repos, Inc. in October 2007.

Interest Expense

Interest expense decreased by $184,138 compared to the comparable period in 2007. The change is attributable to lower average debt balances and decreases in the average interest rate paid on our debt and capital lease obligations.

Gain on Sale of Assets

During 2007, we recorded net gain from the sale of assets resulted from the sale of our former manufacturing facility during 2007 for proceeds of $2,017,000. We recognized a gain on the sale of the building of $691,967, net of income taxes. During the 2008 period, we recognized a net loss of $70,354 from the sale of assets as we sold certain manufacturing equipment within the Precision Manufacturing group.

Loss from Discontinued Operations

The losses from discontinued operations were $0 and $2,459,764 for the 2008 and 2007, respectively. As noted above, for the period ended in 2007, this was primarily related to the sale of Accurate and Nu-Tech in March 2007. See Notes to Consolidated Financial Statements for further discussion.

Provision for Income Taxes

For the 2008 period, the effective tax rate was 60%. The significant components contributing to the increase from our statutory tax rate included the expiry certain federal and state NOLs. This item resulted in a 20% increase in our tax rate or $36,437 of additional income tax expense.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including Joseph Gledhill, an executive officer of ours, and Pacific Western Bank. In addition, on February 23, 2007, we received net proceeds from the sale of our Precision Manufacturing group’s facility of $1,926,605, of which $641,667 was used to repay the balance outstanding on the credit facility secured by the building. At June 30, 2008, our cash and cash equivalents totaled $1,024,643 and we had working capital of $1,147,915.

At June 30, 2008, we had $732,778 in debt outstanding under our credit agreement with Pacific Western Bank. The credit agreement provides for borrowings of up to $1,500,000, which includes a line of credit, a term loan and a letter of credit. The amount outstanding under the line of credit, term loan and letter of credit are $330,000, $402,778 and $100,000, respectively. The credit agreement is currently secured by substantially all of our assets and personal guarantees by two of our executive officers, Joseph Gledhill and Timothy Consalvi. On September 29, 2008, the term of the credit agreement was extended through September 21, 2009.

The line of credit provides for borrowings of up to $1,000,000, bearing interest at the lender's referenced prime rate plus 1.5%, or 6.5% per annum at June 30, 2008, and is payable monthly with the outstanding principal balance due on November 21, 2008. The amount available for borrowings is determined on a monthly basis based on 80% of eligible accounts receivable, as defined. As of June 30, 2008, the amount available for borrowings was $570,000.

The term loan provides for borrowings of up to $500,000. The loan bears interest at the lender's referenced prime rate plus 1.5%, or 6.5% per annum at June 30, 2008 with principal and interest payments due monthly.

The current credit agreement requires us to maintain certain financial and non-financial covenants. These covenants are as follows:

•	No later than 90 days after the end of our fiscal year we must provide audited financial statements for the period ended to the lender;
•	No later than 60 days after the end of each fiscal quarter we must provide unaudited financial statements for the period ended to the lender;
•	No later than 30 days after the filing date for any tax returns we must provide the tax returns for the period ended to the lender;
•	Minimum working capital of $800,000, to be evaluated quarterly;
•	Maintain a minimum current ratio of 1.15 to 1.00, to be evaluated quarterly;
•	Maintain a minimum tangible net worth of $2,750,000, to be evaluated quarterly;

•
Maintain a debt/worth” ratio of 2.50 to 1.00, to be evaluated quarterly, with “debt/worth” ratio being defined as total liabilities (excluding debt subordinated to lender) and divided by our tangible net worth;

•
Maintain a commercial loan debt service coverage ratio of 1.35 to 1.00, to be evaluated annually, and is calculated as our net profit, plus depreciation and amortization, minus any dividends, withdrawals and non-cash income/expenses, divided by the current portion of our long term debt, plus the current portion of any capital lease obligations;

•
We cannot, without prior written consent of the lender, make any capital expenditure totaling $1,000,000 in any fiscal year, or incur any liability for rentals of property in an amount which, together with capital expenditures in any fiscal year exceeds such sum;

•
We must be profitable at the end of each fiscal year and cannot incur a net loss in more than one fiscal quarter. For purposes of this covenant, the profitability is calculated as our net profit, plus depreciation and amortization, minus any dividends, withdrawals and non-cash income/expenses items;

•
We may not incur any trade debt, except in the normal course of business, and we may not sell, transfer, mortgage, assign, pledge, lease, grant a security interest in or encumber any of our assets, without written consent of the lender;

•
We may not engage in any business activities substantially different than those which we are presently engaged, or cease operations, liquidate, merge, transfer, acquire or consolidate with any other entity, without prior written consent of the lender;

•	We may not pay any cash dividends on our common stock without the prior written consent of the lender; and
•
We may not loan, invest in or advance money or assets to any other person, enterprise or entity, or purchase, acquire, or create any interest in any other enterprise or entity, or incur any obligation as a surety or guarantor other than in the ordinary course of business, without the prior written consent of the lender.

The failure to meet these affirmative and negative covenants under the Agreement would constitute a default under the loan agreement. If we were to default under the loan agreement, and if at that time we are unable to get the lender to waive or forbear the default, then the lender could immediately terminate the loan agreement and all indebtedness then owed by us to the lender would be immediately due and payable, without any further notice by the lender. Were this to occur it would have a significant negative impact on our business and liquidity position.

As of June 30, 2008, we did not meet our capital expenditures and profitability covenants, as set forth in our prior credit agreement with Pacific Western Bank. On September 4, 2008, Pacific Western Bank provided us with a letter of forbearance from the measurement of the required covenants as of June 30, 2008. Beginning on July 1, 2008, we are required to comply with all of the covenants of the amended credit agreement. We are currently in compliance with the covenants under the amended credit agreement with Pacific Western Bank.

We believe that our existing sources of liquidity, along with cash expected to be generated from sales, will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. We may need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we fail to achieve anticipated revenue targets, or if we experience significant increases in the cost of raw material and equipment for resale, lose a significant customer, or increases in our expense levels resulting from being a publicly-traded company, if we achieve this status. If we attempt to obtain additional debt or equity financing, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Cash Flows

The following table sets forth our cash flows for the years ended June 30:

	2007	2008
Provided by (used in)
Operating activities	$1,242,489	$384,298
Investing activities	1,293,247	(230,603)
Financing activities	(1,676,388)	(101,598)
	$859,348	$52,097

Cash Flows for the Years Ended June 30, 2008 and 2007

Operating Activities

Operating cash flows during the 2007 and 2008 fiscal periods reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation and amortization). During 2008, non-cash expenses included in our net income and in operating activities totaled $630,067 compared to $2,853,892 in the 2007 period. During the 2007 period, the non-cash items primarily resulted from the recognition of $2,459,764 in losses from divestiture of Accurate and Nu-Tech and $923,215 of depreciation and amortization expense, partially offset by a gain from the sale of Eran’s manufacturing facility of $542,850.

The decrease in operating assets and liabilities for 2007 and 2008 were $265,401 and $319,176, respectively. During the 2008 period, our inventories and accounts payable/accrued expenses increased by $757,415 and $486,982 respectively from the 2007 period. Our changes in inventories were attributable to a higher used machine inventory in anticipation of future customer demand and to a lesser extent an increase in finished manufactured parts within our Precision Manufacturing group. These increases contributed to our increase in accounts payable/accrued expenses. We also experienced an increase in our deferred income taxes of $107,501 which was primarily attributable to the deferred tax liability incurred in connection with the acquisition of CNC Repos, Inc., partially offset by the expiration of NOLs.

The changes in operating assets for the 2007 period were primarily attributable $195,000 of customer deposits for equipment sales, $128,386 increase in income taxes, $149,134 net decrease in deferred income taxes, and the disposition of Accurate and Nu-Tech.

Investing Activities

We spent $444,013 and $316,323 on capital expenditures during the 2007 and 2008 periods, respectively. These expenditures primarily relate to the purchase of CNC machinery employed by our Precision Manufacturing group for equipment upgrades, capacity expansion to meet customer demand and increases operating efficiencies. We intend to finance future capital purchases with cash generated from operations and financing the underlying equipment.

During the 2007 period, we received net proceeds from the sale of our manufacturing facility of $1,926,605 and provided deposits primarily for the purchase of capital equipment totaling $57,017.

Financing Activities

During the 2008 and 2007 periods, we repaid (net of borrowings) $1,646,388 and $101,598, respectively of outstanding debt and capital lease obligations. During 2008, our borrowings totaled $438,828, principally under our line of credit and term loan agreements with Pacific Western Bank. We also made principal payments on debt obligations totaling $540,426.

During the 2007 period, we repaid $1,575,202 borrowed from Financial Federal Credit relating the acquisition of Eran and the loan securing our former manufacturing facility. We also borrowed $1,522,116 and made principal payments on notes and capital leases of $1,593,302.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2008:

	2009	2010	2011	2012	2013	Total

Debt obligations	$1,309,513	$268,256	$138,112	$41,140	$13,514	$1,770,535
Capital leases	85,533	58,196	33,248	37,179	1,738	215,894
Operating leases	532,221	551,136	515,978	456,687	115,002	2,171,024
	$1,927,267	$877,588	$687,338	$535,006	$130,254	$4,157,453

Quantitative and Qualitative Disclosures about Market Risk

The only financial instruments we hold are cash and cash equivalents. We also have a floating interest rate credit agreement with Pacific Western Bank. Changes in market interest rates will impact our interest costs.

We are currently billed by the majority of our vendors in U.S. dollars and we currently bill the majority of our customers in U.S. dollars. However, our financial results could be affected by factors such as changes in foreign currency rates or changes in economic conditions.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Gateway International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Gateway International Holdings, Inc. and its subsidiaries (collectively “Gateway”) as of June 30, 2008 and 2007, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of Gateway’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the  effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Gateway International Holdings, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ McKennon Wilson & Morgan LLP

Irvine, California
October 1, 2008

GATEWAY INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2007	2008

Assets
Current assets:
Cash and cash equivalents	$972,546	$1,024,643
Accounts receivable, net of allowances of $37,180 and $82,000 at June 30, 2007 and 2008, respectively.	1,584,093	1,648,217
Inventories	963,874	1,721,289
Due from related party	-	81,000
Prepaid and other	244,060	180,011
Deferred income taxes	27,081	179,316
Total current assets	3,791,654	4,834,476

Property and equipment, net	1,586,579	1,603,675
Intangible assets, net	624,004	928,439
Goodwill	194,378	392,547
Deposits and other	197,105	61,146
Deferred income taxes	197,806	245,497
Total assets	$6,591,526	$8,065,780

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$565,823	$330,000
Accounts payable	1,095,095	1,646,871
Income taxes payable	128,386	187,954
Accrued expenses and other	376,516	213,752
Accrued interest due to related party	47,203	82,173
Customer deposits	195,000	149,500
Notes payable	104,270	244,635
Notes payable, related party	803,798	734,880
Deferred income taxes	-	11,263
Capital leases	88,607	85,533
Total current liabilities	3,404,698	3,686,561

Notes payable	115,026	429,493
Notes payable, related party	115,702	31,526
Capital leases	127,595	130,361
Deferred income taxes	-	303,801
Deferred rent	-	79,126
Total liabilities	3,763,021	4,660,868

Shareholders’ equity:
Common stock, $0.001 par value: 100,000,000 shares authorized 27,645,334 and 28,378,645 shares issued and outstanding at June 30, 2007 and 2008, respectively	27,646	28,379
Additional paid-in capital	8,419,087	8,921,354
Accumulated deficit	(5,618,228)	(5,544,821)
Total shareholders’ equity	2,828,505	3,404,912
Total liabilities and shareholders’ equity	$6,591,526	$8,065,780

See Notes to Consolidated Financial Statements.

GATEWAY INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2007	2008

Sales	$16,652,344	$19,517,719
Cost of sales	11,998,306	14,358,915
Gross profit	4,654,038	5,158,804

Operating expenses:
Selling, general and administrative	3,098,283	4,649,766
Amortization of intangible assets	85,540	113,396
Total operating expenses	3,183,823	4,763,162
Operating income	1,470,215	395,692

Interest expense (a)	(332,498)	(148,360)
Interest income	5,110	6,633
Gain (loss) on sale of assets	691,967	(70,354)
Other, net	27,625	-
Income from continuing operations before income taxes	1,862,419	183,165

Income tax provision	(748,657)	(110,154)
Income from continuing operations	1,113,762	73,407
Loss from discontinued operations, net of income taxes	(2,459,764)	-
Net income (loss)	$(1,346,002)	$73,407

Basic and diluted net income (loss) per share:
Continuing operations	$0.03	$0.00
Discontinued operations	$(0.07)	$0.00
	$(0.04)	$0.00
Weighted average number of common shares under in per share calculations (basic and diluted)	37,475,220	28,219,631

(a) Related party interest expense included in this amount.	$92,531	$39,808

See Notes to Consolidated Financial Statements.

GATEWAY INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Amount	Deficit	Total
Balance, June 30, 2006	42,670,334	42,671	16,786,799	(4,272,226)	12,557,244
Imputed interest on related party notes	-	-	13,763	-	13,763
Common stock retired upon divestiture of business units	(14,425,000)	(14,425)	(8,352,075)	-	(8,366,500)
Common repurchased	(600,000)	(600)	(29,400)	-	(30,000)
Net loss	-	-	-	(1,346,002)	(1,346,002)
Balance, June 30, 2007	27,645,334	27,646	8,419,087	(5,618,228)	2,828,505
Common stock issued for creditor settlement	150,000	150	62,850	-	63,000
Retirement of stock securing repaid note	(416,689)	(417)	417	-	-
Common stock issued for acquisition of CNC Repos, Inc.	1,000,000	1,000	439,000	-	440,000
Net income	-	-	-	73,407	73,407
Balance, June 30, 2008	28,378,645	$28,379	$8,921,354	$(5,544,821)	$3,404,912

See Notes to Consolidated Financial Statements.

GATEWAY INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2007	2008

Cash flows from operating activities:
Net income (loss)	$(1,346,002)	$73,407
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on divestiture of businesses	2,459,764	-
(Gain) loss on sale of assets	(542,850)	70,354
Depreciation	556,600	446,317
Amortization of intangible assets	366,615	113,396
Imputed interest on related party notes	13,763	-
Changes in operating assets and liabilities:
Accounts receivable	(96,292)	(64,124)
Inventories	(68,635)	(757,415)
Related party receivable	-	(81,000)
Prepaid expenses and other assets	(244,060)	64,049
Accounts payable and accrued expenses	(328,934)	486,982
Customer deposits	195,000	(45,500)
Income taxes payable	128,386	59,568
Deferred rent	-	79,126
Deferred income taxes	149,134	(60,862)
Net cash provided by operating activities	1,242,489	384,298

Cash flows from investing activities:
Capital expenditures	(444,013)	(316,323)
Proceeds from sale of assets	1,926,605	49,943
Deposits and other	(189,345)	35,777
Net cash provided by (used in) investing activities	1,293,247	(230,603)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	565,823	264,177
Proceeds from issuance of notes payable	956,293	174,651
Payments on notes payable	(2,681,966)	(219,819)
Payments on related party notes payable	(165,315)	(153,094)
Payments on capital leases	(321,223)	(167,513)
Repurchase of common stock	(30,000)	-
Net cash used in financing activities	(1,676,388)	(101,598)

Net change in cash and cash equivalents	859,348	52,097

Cash and cash equivalents at beginning of year	113,198	972,546
Cash and cash equivalents at end of year	$972,546	$1,024,643

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$328,438	$113,390
Cash paid during the period for income taxes	$6,400	$49,028
Supplemental disclosure of non-cash investing and financing activities:
Conversion of portion of line of credit to term loan	$-	$500,000
Stock issued for creditor settlement	$-	$63,000
Stock issued for acquisition of CNC Repos, Inc.	$-	$440,000
Capital expenditures acquired under capital leases	$93,225	$167,205
Stock retired upon cancellation of note	$-	$417
Repayment of note with proceeds from sale of assets	$641,667	$-
Fair value of stock received in business dispositions	$8,366,500	$-

See Notes to Consolidated Financial Statements.

GATEWAY INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Organization

Gateway International Holdings, Inc. (the “Company”) was incorporated in Nevada on September 24, 1997, under the name Gourmet Gifts, Inc. (“Gourmet Gifts”). On December 11, 2001, Gourmet Gifts acquired 100% of the issued and outstanding capital stock of Elite Machine Tool Company (“Elite”). Immediately prior to the merger, the Company had 100,000,000 shares of stock authorized, of which 6,768,000 shares were outstanding. Pursuant to the merger, all of the outstanding shares of Elite, aggregating 21,262 shares, were exchanged for shares of common stock of Gourmet Gifts on a 1 to 1,274 basis or into 27,072,000 (net of 600,000 shares subsequently cancelled) shares of common stock leaving a total of 33,240,000 shares of common stock issued and outstanding after the merger. Immediately after the merger, the officers and directors of Gourmet Gifts resigned and the executive officers and directors of Elite the company elected and appointed to such positions, thereby effecting a change of control.

Due to the change in voting control and change in senior management in Gourmet Gift as a result of the merger, the transaction was recorded as a “reverse-merger” whereby Elite was considered to be the acquirer for accounting purposes. At the closing of the reverse merger, Elite became a wholly-owned subsidiary and the company changed its corporate name to Gateway International Holdings, Inc., effective January 28, 2002. After the merger, through Elite, the Company became engaged in the acquisition, refurbishment, distribution and sales of pre-owned Computer Numerically Controlled (“CNC”) machine tools to manufacturing customers across the United States of America. This was the Company’s sole business until the acquisition of the additional businesses described below.

Business

The Company and its subsidiaries are engaged in the following businesses:

•	Acquiring and selling new CNC machine-tool equipment through its All American CNC Sales (“All American”) subsidiary.
•	Acquiring, refurbishing and selling pre-owned CNC machine-tool equipment through its Elite subsidiary.
•	Manufacturing precision metal component parts in the defense, automotive, aerospace and medical industries through its Eran Engineering, Inc. (“Eran”) subsidiary.

Divestitures of Companies

In April 2005, the Company acquired 100% of the outstanding common stock of Accurate Technologies, Inc. (“Accurate”) for an aggregate purchase price of $8,760,000, payable through the issuance of 12,000,000 shares of the Company’s common stock.

In March 2005, the Company acquired 100% of the outstanding common stock of Nu-Tech Industrial Sales, Inc. (“Nu-Tech”) for an aggregate purchase price of $2,300,000, payable through the issuance of 2,425,000 shares of the Company’s common stock.

In March 2007, the Board of Directors of the Company approved plans to divest Accurate and Nu-Tech, as a part of its strategy to exit non-core businesses. These companies were sold to the existing management of Accurate and Nu-Tech who were also members of the Company’s Board of Directors at the time of the sale, but they did not have controlling voting interests.

The Company incurred aggregate non-cash loss from the sales of these businesses of $2,280,909, net of income tax benefit of $1,212,559, primarily resulting from the change in the fair value of the common stock issued in connection with these acquisitions. These divestitures have been accounted for as discontinued operations in the consolidated statements of operations and statements of cash flows.

The divestiture of Accurate, which was part of the Precision Manufacturing segment, was completed March 23, 2007 for net consideration of 12,000,000 shares of the Company’s common stock tendered with a value of $6,960,000 based upon the trading price of the Company’s stock of $0.585 as quoted on the Pink Sheets OTC Markets Inc. (“Pink Sheets”) on the date of the transaction which management believes is the representative of fair market value. The divestiture transferred substantially all of the assets and liabilities to purchasers of Accurate. The total net assets (total assets less total liabilities) transferred were $8,791,341.

During the year ended June 30, 2007, the Company recognized a pre-tax loss on divestiture of $2,831,879 and a pre-tax loss from discontinued operations of $346,980.

The divestiture of Nu-Tech, which was part of the Precision Manufacturing segment, which closed on March 26, 2007 for net consideration of 2,425,000 shares of the Company’s common stock of $0.58 as quoted on the Pink Sheets with a value of $1,406,500 based upon the trading price of the Company’s stock on the date of the transaction. The divestiture transferred substantially all of the assets and liabilities to purchasers of Nu-Tech. The total net assets transferred were $2,129,959.

2. Basis of Presentation and Significant Accounting Policies

Discontinued Operations

In March 2007, the Company sold Accurate Technologies and Nu-Tech. The results of operations and cash flows have been eliminated as a result of the sale and the Company has not had any involvement in the operations after the sale. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, these results are presented on a historical basis as a separate line in the consolidated statements of operations labeled “Loss from Discontinued Operations”. In March 2007, the board of directors adopted a plan to dispose of Accurate and Nu-Tech.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Gateway International Holdings, Inc. and its wholly-owned subsidiaries: E.M. Tool Company, Inc. d.b.a. Elite Machine Tool Company, Eran Engineering, Inc., and All American CNC Sales, Inc. All intercompany accounts and transactions have been eliminated.

Business Segments

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, requires the determination of reportable business segments (i.e., the management approach). This approach requires that business segment information used by the chief operating decision maker to assess performance and manage company resources be the source for segment information disclosure. The Company operates in two reportable segments consisting of (1) Machine Sales and (2) Precision Manufacturing.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company invests its cash balances through high-credit quality financial institutions. From time to time, the Company maintains bank account levels in excess of FDIC insurance limits. If the financial institution’s in which the Company has its accounts has financial difficulties, the Company’s cash balances could be at risk.

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance consists of the following:

	June 30, 2007	June 30, 2008
% of accounts receivable	53%	35%
# of customers	1	1

Sales from significant customers representing 10% or more of sales consist of the following customers for the years ended June 30:

	2007	2008

% of sales	28%	27%
# of customers	1	1

As a result of the Company's concentration of its customer base and industries served, the loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to the above customers or a change in their financial position could materially and adversely affect the Company's consolidated financial position, results of operations and cash flows.

One customer, Panasonic Avionics Corporation (“Panasonic”) included in the Precision Manufacturing segment represents a significant concentration. Sales to Panasonic as a percentage of sales within the Precision Manufacturing Segment are as follows for the years ended June 30:

	2007	2008

% of segment sales	84%	84%

The Company’s Precision Manufacturing segment operates a single manufacturing facility located in Tustin, California. A major interruption in the manufacturing operations at this facility would have a material adverse affect on the consolidated financial position and results of operations of the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of sales and expenses during the reporting period. Significant estimates made by management are, among others, realization of inventories, collectibility of accounts receivable, litigation, impairment of goodwill, and long-lived assets other than goodwill. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values. The Company maintains cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe that as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Accounts Receivable

The Company performs periodic credit evaluations and continually monitors its collection of amounts due from its customers. The Company adjusts credit limits and payment terms granted to its customers based upon payment history and the customer's current creditworthiness. The Company does not require collateral from its customers to secure amounts due from them. The Company regularly reviews its accounts receivable and collection of these balances subsequent to each of these periods. The Company maintains reserves for potential credit losses, and historically, such losses have been within management expectations.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out (“FIFO”) basis average cost basis, or market. The Company adopted SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4” beginning July 1, 2006, with no material effect on its financial condition or results of operations. Abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) are recognized as current-period charges. Fixed production overhead is allocated to the costs of conversion into inventories based on the normal capacity of the production facilities. Market value is based on management’s estimates for future sale of the Company’s products.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Equipment under capital lease obligations is depreciated over the estimated useful life of the asset. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Repairs and maintenance are expensed as incurred, while improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, which any resulting gain or loss included in the consolidated statements of operations.

Long-Lived Assets

The Company reviews its fixed assets and certain identifiable intangibles with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset or discounted cash flows. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Based on management’s review, the Company determined there were no impairments of long-lived assets as of June 30, 2007 and 2008.

Goodwill and Other Intangible Assets

SFAS No. 141 “Business Cominations” requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. SFAS No. 142 “Goodwill and Other Intangible Assets”, requires that an acquired intangible asset meeting certain criteria shall be initially recognized, and measured based on its fair value.

In accordance with SFAS No. 142, goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment. A reporting unit is an operating segment for which discrete financial information is available and is regularly reviewed by management.

SFAS No. 142 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions. Based on its review, the Company determined there were no impairments of goodwill or long-lived assets from continuing operations as of June 30, 2007 and 2008.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The adoption of FIN 48 on July 1, 2007 did not have a material impact to the Company’s consolidated financial statements.

Income taxes for the year ended June 30, 2007 has been classified to present tax provision (benefit) for continuing operations and discontinued operations separately.

Contingencies and Litigation

The Company evaluates contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies.”  Management assesses the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each matter. Because of uncertainties related to these matters, management bases its estimates on the information available at the time. As additional information becomes available, management reassess the potential liability related to its pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on the results of operations and financial position.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition”. Revenue is recognized at the date of shipment to customers when; a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectibility is reasonably assured.

Revenues generated from the Precision Manufacturing segment consist of manufactured parts and in some instances, assembly of these items based on detailed engineering specifications received by the Company from the customer. The Company generally begins to manufacture the parts upon the receipt and acceptance of a purchase order which specifies the quantity, price and delivery dates such products are required to be shipped within. Prior to shipment, physical inspection of the parts is performed to ensure specifications meet the engineering requirements. Historically, customer returns have been inconsequential.

Revenues generated from the sales of new and pre-owned CNC machines from the Machine Tools segment are based on the acceptance of a purchase order and the customer’s acknowledgement of the Company’s terms and conditions which specifies the shipping terms, payment terms and the warranty period, if any. In certain instances, the Company may perform installation services including the leveling of the machine, which is inconsequential. Under agreements with certain new equipment manufacturers, a ninety day warranty is provided to customers whereby the manufacturer is responsible for any replacement parts and the Company is responsible for the installation of the parts. In certain instances, the Company provides warranties for used equipment for periods ranging up to ninety days. Historically, warranty costs have been inconsequential. Generally, the Company does not accept returns.

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits.

Advertising

The Company expenses the cost of advertising when incurred as selling expenses. Advertising expenses were $26,230 and $41,172, for the years ended June 30, 2007 and 2008, respectively.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net loss by the Company’s weighted average common shares outstanding during the period. Diluted net income per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the Company’s weighted average fair value of the common shares during the period. For each period presented, basic and diluted net income (loss) per share amounts are identical as the Company does not has not potentially dilutive securities.

Fair Value of Financial Instruments

Financial instruments are recorded on the consolidated balance sheets. The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates the carrying amounts based upon the expected borrowing rate for debt with similar remaining maturities and comparable risk. The fair value of related party notes cannot be readily determined because of the nature of the relationship between the Company and the lenders.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” ("SFAS 157"). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted. The Company is currently assessing the potential effect, if any, of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 ("SFAS No. 159")”. SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS No. 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces FAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective for us in the fiscal year beginning July 1, 2009, noncontrolling interests will be classified as equity in the Company’s balance sheet and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income, respectively. The provisions of this standard must be applied prospectively upon adoption except for the presentation and disclosure requirements. We do not expect the adoption of SFAS No. 160 to have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. We do not expect the adoption of SFAS No. 161 to have a significant impact on our consolidated financial statements.

In April 2008, The FASB issued FASB Staff Position FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for us in the fiscal year beginning July 1, 2009. We are currently evaluating the impact of the adoption of FSP 142-3 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS will become effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not expect the adoption of SFAS No. 162 to have a significant impact on our consolidated financial statements.

3. Acquisition

On October 16, 2007, the Company acquired 100% of the outstanding common stock of CNC Repos, Inc. (“CNC Repos”) for an aggregate purchase price of $440,000 in exchange for 1,000,000 shares of the Company’s common stock and an earn out provision which provides for the issuance of an additional up to 500,000 shares of the Company’s common stock if $3,000,000 of sales are generated within one year from the date of acquisition. If sales are less than $3,000,000, but equal or exceed $2,700,000, then the Company will be required to issue an additional 400,000 shares of common stock. CNC Repos provides repossession, recovery and remarketing of CNC machines for financial institutions which will assist the Company with reaching additional customers to sell machines to. The contingent consideration will be recorded as compensation expense when and if the milestone has been met.

The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, whereby the estimated purchase price has been allocated to tangible and intangible net assets acquired based upon their fair values at the date of acquisition. The fair value of the common stock of $0.42 per share was based on trading prices prior to the delisting of the Company during 2007. Management believes this stock price is representative of the fair market value of the Company’s stock on the date of acquisition.

The components of the aggregate purchase price are as follows:

Consideration paid:
Fair value of common stock issued	$420,000
Direct acquisition costs	20,000
$440,000

The purchase price of CNC has been allocated to assets acquired and liabilities assumed based on their estimated fair values determined by management as follows:

Intangible assets -customer relationships	$417,831
Deferred tax liability	(176,000)
Goodwill	198,169
$440,000

The purchase price represented a premium over CNC Repos acquired assets, resulting in the recognition of $198,169 of goodwill. The resulting intangible assets and goodwill are not deductible for federal and state income tax purposes. As a result, the Company recorded a deferred tax liability equal to value assigned to the intangible assets and goodwill multiplied by the statutory income tax rates. The customer relationships are considered an intangible asset and are being amortized over the estimated useful live of ten years from the date of the acquisition. The estimated useful life was determined based upon the historical lives of the customer base. The goodwill is not subject to amortization and the amount assigned to goodwill is not deductible for tax purposes.

4. Inventories

Inventories consist of the following at June 30:

	2007	2008

Finished components and parts	$482,447	$612,825
CNC machines held for sale	265,364	740,421
Work in progress	115,286	116,832
Raw materials and parts	100,777	251,211
	$963,874	$1,721,289

5. Due from Related Party

In connection with the close of our financial statements for the year ended June 30, 2008, the Company discovered it paid Lawrence A. Consalvi for certain expenses submitted for reimbursement. Due to the lack of documentation surrounding the nature of the expense, Mr. Consalvi agreed to reimburse the Company $81,000 or return 400,000 shares of the Company’s common stock. Mr. Consalvi agreed to reimburse the Company. As a result a receivable for $81,000 has been recorded as of June 30, 2008.

6. Prepaid and Other

On January 10, 2008, the Company entered into a promissory note agreement in the amount of $100,000 with a shareholder of the Company and the brother in-law to Larry Consalvi, the Company’s former Executive Vice President, member of the Company’s board of directors, and the single largest shareholder. The note is due on or before January 10, 2009 and is secured by 357,142 shares of common stock of the Company. The note bears interest at a rate of 9.25% per annum and is payable upon maturity of the note. See Note 15.

7. Property and Equipment

Property and equipment consists of the following at June 30:

	Estimated useful life (in years)	2007	2008

Machinery and equipment	7	$2,125,983	$2,490,891
Equipment under capital leases	4 to 5	520,025	215,021
Furniture, fixtures and office equipment	3 to 5	153,818	204,760
Vehicles	5	72,939	111,667
Leasehold improvements	3	14,351	119,649
		2,887,116	3,141,988
Less accumulated depreciation and amortization		(1,300,537)	(1,538,313)
		$1,586,579	$1,603,675

Depreciation expense was $556,600 and $446,317 for the years ended June 30, 2007 and 2008, respectively.

On February 23, 2007, the Company completed the sale of its former manufacturing facility for aggregate proceeds of $2,017,000 resulting in a gain on the sale of $691,967. The facility was sold to facilitate the expansion of its Precision Manufacturing operation.

8. Intangible Assets

Intangible assets consist of the following at June 30:

	2008				2007
	Weighted Average Remaining Life (in years)	Cost	Accumulated Amortization	Carrying Amount	Cost	Carrying Amount

Customer relationships	7.6	$1,273,231	$(344,792)	$928,439	$709,544	$624,004

Amortization expense was $64,155 and $113,396 for the years ended June 30, 2007 and 2008, respectively.

Estimated intangible asset amortization expense for the remaining carrying amount of intangible assets is as follows for the years ending June 30:

2009	$127,323
2010	127,323
2011	127,323
2012	127,323
2013	127,323
Thereafter	291,824
$928,439

9. Goodwill

Goodwill as of June 30, 2008 consist of the excess of the purchase price over the fair value of the assets acquired and liabilities assumed in connection with the Company’s acquisition of All American. Management performed its annual goodwill impairment analysis as of its latest fiscal year ended and concluded there were no indicating factors that give rise to an impairment to the carrying value.

The change in the carrying amount of goodwill is as follows:

	Machine Sales	Precision Manufacturing	Total
Balance at June 30, 2006	$194,378	$9,336,205	$9,530,583
Goodwill written-off related to sale of Nu-Tech	-	(1,672,319)	(1,672,319)
Goodwill written-off related to sale of Accurate and Spacecraft	-	(7,663,886)	(7,663,886)
Balance at June 30, 2007	194,378	-	194,378
Acquisition of CNC Repos	198,169	-	198,169
Balance at June 30, 2008	$392,547	$-	$392,547

10. Accrued Expenses

Accrued expenses consist of the following at June 30:

	2007	2008
Professional fees	$70,000	$—
Compensation and related benefits	97,487	160,071
Other	209,029	53,681
	$376,516	$213,752

11. Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of June 30:

2009	$103,826
2010	69,813
2011	39,760
2012	39,760
2013	1,785
Total minimum lease payments	254,944
Less amount representing interest	(39,050)

Present value of future minimum lease payments	215,894

Less - current portion of capital lease obligations	(85,533)

Capital lease obligations, net of current portion	$130,361

12. Line of Credit and Notes Payable

Pacific Western Bank Credit Agreement

On August 21, 2006, the Company entered into credit agreement with Pacific Western Bank (“PWB”). The credit agreement provides for borrowings of up to $1,500,000 through a line of credit which is secured by substantially all of the Company’s assets and personal guarantees by two of the executive officers, Joseph Gledhill and Larry Consalvi. On November 15, 2007, the credit agreement was amended to reduce the amount available under the line of credit to $1,000,000 and to convert $500,000 of outstanding principal into a term loan. On September 29, 2008, the credit agreement was renewed through September 21, 2009, and Timothy Consalvi replaced Larry Consalvi as a guarantor.

The line of credit has a stated interest rate equal to the lender's referenced prime rate plus 1.5%, or 9.75% and 6.5% per annum at June 30, 2007 and 2008, respectively. Interest is payable monthly with the outstanding principal balance due on September 21, 2009. The amount available for borrowings is determined based on a monthly basis based on 80% of eligible accounts receivable, as defined. The Company also has an irrevocable letter of credit outstanding of $100,000. The proceeds are used for general working capital needs. The amount available for borrowings under the line of credit was $734,177 and $570,000 June 30, 2007 and 2008, respectively.

The term loan provides for borrowings of up to $500,000. The loan has a stated interest rate equal to the lender's referenced prime rate plus 1.5%, or 9.75% and 6.5% per annum at June 30, 2007 and 2008, respectively. Principal and interest payments are payable monthly.

As of June 30, 2008, we did not meet our capital expenditures and profitability covenants, as set forth in the November 15, 2007 credit agreement. On September 4, 2008, Pacific Western Bank provided us with a letter of forbearance from the measurement of the required covenants as of June 30, 2008. Beginning on July 1, 2008, we are required to comply with all of the covenants of the amended credit agreement dated September 26, 2008. We are currently in compliance with the covenants under the amended credit agreement.

Financial Federal Credit Business Loan Agreement

On August 21, 2006, the Company, entered into a loan agreement with a bank for $1,350,000 in connection with the purchase of real property. On February 23, 2007, the Company sold the real property secured by this loan and the loan was paid in full. The loan, while outstanding, had an interest rate at the lender’s referenced prime rate plus 1.5%, per annum.

Notes payable consist of the following at June 30:

	2007	2008
Notes payable to financial institutions, secured by the underlying equipment, payable in aggregate monthly installments of $7,292, including interest rates between 7.2% and 9.75% per annum for a period between 50 and 60 months	$128,217	$203,836

Notes payable secured by the underlying vehicles, payable in aggregate monthly installments of $2,301, including interest between 2.9% and 4.9% per annum for a period between 36 and 60 months	31,079	67,514

Unsecured bank loan for working capital purposed with interest of 11.5% per annum, due on demand	60,000	-

Term loan to a PWB, payable in monthly installments of $17,120, including interest at a rate of Prime plus 1.5% per annum due November 25, 2010	-	402,778

Total	219,296	674,128
Less current portion	(104,270)	(244,635)
Long-term portion	$115,026	$429,493

Maturities of notes payable consist of the following at June 30:

Amount
2009	$244,635
2010	236,730
2011	138,112
2012	41,140
2013	13,511
Thereafter	—
Total	$674,128

13. Notes Payable to Related Parties

Notes payable to related parties consist of the following as of June 30:

	2007	2008

Unsecured note payable to Joseph Gledhill for working capital requirements, due January 2009, with interest of 6% per annum.	$676,200	$646,200

Unsecured note payable to a related party, the mother of Timothy Consalvi, for working capital requirements due February 1, 2009, payable in monthly installments of $4,435 including interest at 6% per annum.	84,143	34,623

Unsecured note payable to a shareholder payable in monthly installments of $4,505 per month, non-interest bearing, including interest imputed at 12% per annum for financial statement purposes.	139,641	85,583

Unsecured note payable to a shareholder payable in monthly installments of $1,000 per month, including interest at 6% per annum due January 21, 2008.	19,516	—
Total	919,500	766,406
Less - current portion	(803,798)	(734,880)
Long-term portion	$115,702	$31,526

Future annual maturities of notes payable to related parties consist of the following at June 30:

2009	$734,880
2010	31,526
Thereafter	—
Total	$766,406

Interest expense on notes payable, capital leases and notes payable-related parties for years ended June 30, 2007 and 2008, was $332,498 and $148,360, respectively.

14. Guarantees, Commitments and Contingencies

The Company has entered into product warranty agreements for certain used CNC machines it sells that contain features which meet the definition of a guarantee under FASB Interpretation No. 45 (“FIN 45”). FIN 45 defines a guarantee to be a contract that contingently requires the Company to make payments (either in cash, financial instruments, other assets, common shares of the Company or through provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, liability or an equity security of the other party. The Company has the following guarantees which are subject to the disclosure requirements of FIN 45:

The Company has provided certain of its customers with product warranties of ninety days from the date of sale based on management’s estimate of the probable liability under its product warranties. Warranty expense was $5,000 and $25,000 for the years ended June 30, 2007 and 2008, respectively.

The Company leased its manufacturing and office facilities under non-cancelable operating lease arrangements.

Future minimum lease payments under non-cancelable operating leases are as follows as of June 30:

Amount
2009	$600,483
2010	618,960
2011	561,852
2012	523,200
Thereafter	—
Total	$2,304,495

Rent expense under operating leases was $170,808 and $535,390 for the years ended June 30, 2007 and 2008, respectively.

15. Litigation

Harvey L. Carmichael v. Integrity Stock Transfer, Don Maddalon, Gateway International and Lawrence A. Consalvi; United States District Court, District of Nevada, Northern Division, Case No. 3:05-CV-00608-BES-VPC. Plaintiff initiated this action in the Nevada state court on October 11, 2005 and removed to the U.S. District Court on November 7, 2005. In July 2008, the Company settled the lawsuit for $125,000 and has accrued for this amount as of June 30, 2008.

On August 21, 2008, a Complaint was filed in the Superior Court of the State of California, County of Orange, entitled “Onofrio Saputo and Christopher Frisco v. Gateway International Holdings, Inc., Lawrence Consalvi, Timothy Consalvi and Joe Gledhill, Case No. 30-2008-00110905”. The Complaint, which has causes of action for securities fraud, breach of fiduciary duties, fraud and deceit, and rescission, alleges that the defendants intentionally misrepresented, or failed to disclose, certain facts regarding the Company prior to the plaintiffs purchasing Gateway International Holdings, Inc. common stock. The Complaint seeks total monetary damages of approximately $188,415, plus interest, and punitive damages. The Company’s Answer to the Complaint is due on or about October 3, 2008. Management believes it has meritorious defenses to the plaintiff’s claims and plan to vigorously defend against the lawsuit and has not accrued for the claim at June 30, 2008. See Note 6.

16. Income Taxes

The provision (benefit) for income taxes is comprised of the following for the years ended June 30:

	2007	2008

Current federal	$32,632	$130,586
Current state	115,759	56,829
Deferred federal	683,224	(126,684)
Deferred state	(82,958)	49,423
Provision (benefit) for income taxes	$748,657	$110,154

The benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The differences between the federal statutory tax rate of 34% and the effective tax rates are primarily due to state income tax provisions, net operating loss (“NOL”) carry forwards, deferred tax valuation allowance and permanent differences as follows for the years ended June 30:

	2007	2008

Statutory rate	34%	34%
Increase (decrease) in taxes resulting from the following:
State income taxes, net of federal benefit	6%	7%
Amortization of intangible assets	-	15%
Non-deductible entertainment	1%	8%
Domestic production activity	-	(14)%
Net operating loss reserve	-	20%
Other	(1)%	(10)%
	40%	60%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities consist of the following at June 30:

	2007	2008
Deferred tax assets:
Current:
State income taxes	$11,152	$19,322
Allowances and reserves	15,929	92,755
Accrued expenses	-	33,883
Other	-	33,896
	27,081	179,856
Non-current:
Net operating loss carry forwards	259,457	176,905
Other	38,054	68,592
	297,511	245,497
Deferred tax liabilities:
Current
Other	-	(11,263)
Non-current
Intangible assets	-	(136,736)
Depreciation	(99,705)	(167,065)
	(99,705)	(303,801)
Total	$224,887	$110,289

The Company’s income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. As of June 30, 2008, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $331,747 and $812,821, respectively, net of Internal Revenue Code ("IRC") Section 382 limitations. These net operating losses are available to offset future regular and alternative minimum taxable income.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in IRC Section 382. The Company determined that ownership changes have occurred that affect its ability to fully utilize its net operating loss carryforwards. Consequently, a portion of the Company's tax carryforwards will expire before they can be fully utilized. During the fourth quarter of fiscal 2008, the Company assessed the utilization of certain federal and state NOLs which resulted in a tax affected charge of $36,437 to income tax expense. The Company has reduced its reported available federal and state NOL carryforwards which were used to offset taxable income by approximately $113,731 and $18,530, respectively. If not used, these carry forwards will begin expiring between 2012 and 2021. The annual NOL deduction amount for both federal and state is limited to $25,519. The Company believes it is more likely than not its deferred tax assets will be fully realizable in future years. Management has based its assessment on available historical and projected operating results.

17. Shareholders’ Equity

The Company’s articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. The Company had no shares of preferred stock issued and outstanding.

Stock Repurchase Program

On August 31, 2006, the Company announced a stock repurchase program to repurchase up to 2,500,000 shares of common stock. The program authorized the program the repurchase of shares at certain times and price levels that are satisfactory to the Company. As of June 30, 2007, the Company has repurchased and retired 600,000 shares of common stock at $0.05 per share, or $30,000, in a private negotiated transaction. The program was terminated on July 31, 2007.

Non-Qualified Stock Option Plan

In November 2006, the Board of Directors approved a Non-Qualified Stock Option Plan for key managers, which, among other provisions, provides for the granting of options by the board at strike prices at or exceeding market value, and expiration periods of up to ten years. No stock options have been granted under this plan.

18. Segments and Geographic Information

The Company’s segments consist of individual companies managed separately with each manager reporting to the Board. “Other” represents corporate functions. Sales, and operating or segment profit, are reflected net of inter-segment sales and profits. Segment profit is comprised of net sales less operating expenses and interest. Income taxes are not allocated and reported by segment since they are excluded from the measure of segment performance reviewed by management.

 Segment information is as follows as of and for the year ended June 30, 2007:

	Machine Sales	Precision Manufacturing	Discontinued Operations	Corporate	Total

Revenues	$10,990,408	$5,661,936	$9,927,371	$-	$26,579,715
Interest income	3,047	-	-	2,063	5,110
Interest expense	118,882	123,163	-	90,453	332,498
Depreciation and amortization	105,308	392,982	143,550	-	641,840
Income (loss) before taxes	96,163	2,545,940	(3,767,358)	(779,684)	(1,904,939)
Total assets	2,257,125	3,987,813	-	346,588	6,591,526
Capital expenditures	$44,924	$492,314	$-	$-	$537,238

Segment information is as follows as of and for the year ended June 30, 2008:

	Machine Sales	Precision Manufacturing	Corporate	Total
Revenues	$13,254,529	$6,263,190	$-	$19,517,719
Interest income	2,147	-	4,486	6,633
Interest expense	9,915	38,678	99,767	148,360
Depreciation and amortization	142,657	409,928	7,128	559,713
Income (loss) before taxes	106,427	1,016,349	(939,215)	183,561
Total assets	3,267,883	4,135,520	662,377	8,065,780
Capital expenditures	$43,888	$268,896	$3,539	$316,323

Sales are derived principally from customers located within the United States

Long-lived assets consist of property, plant and equipment and intangible assets and are located within the United States.

19. Discontinued Operations

The following represents the results of discontinued operations for the year ended June 30, 2007:

Net sales	$9,927,371
Loss from discontinued operations before income taxes	(273,810)
Income tax benefit	95,035
Loss from discontinued operations after income taxes	(178,775)
Loss on sale of discontinued operations before income taxes	(3,493,548)
Income tax benefit from sale of discontinued operations	1,212,559
Loss on sale of discontinued operations after income taxes	(2,280,989)
Loss from discontinued operations and loss on sale, net of tax benefit	$(2,459,764)

The loss on sale of discontinued operations of $2,280,989 includes a deferred tax benefit of $1,212,559 related to the difference between the income tax bases which the company carried over as a result of tax-free acquisitions in prior years, which the company recorded at fair value for financial reporting purposes.

The following is the combined, condensed balance sheet of Accurate and Nu-Tech as of the dates of the respective disposition.

Cash	$190,928
Accounts receivable and other (net)	1,426,912
Inventories	1,116,102
Intangibles, net	2,178,367
Goodwill	9,244,194
Total assets	$14,156,503

Accounts payable and accrued liabilities	$(1,412,122)
Deferred income taxes	(1,212,559)
Notes payable and capital lease obligations	(610,522)
Total liabilities	$(3,253,203)

There are no contingent liabilities outstanding as of June 30, 2008 related to these discontinued operations. The Company did not allocate any interest to its discontinued operations.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under the Item.

ITEM 9A – CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We have not documented  our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions. Additionally, we have not evaluated or tested the compliance with or effectiveness of any internal controls in place. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending June 30, 2009. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.  Prior to Spring/Summer 2008, we did not have adequate internal policies and procedures regarding the processing of travel and expense reports. As a result, it was discovered that certain expense reimbursements were paid to our officers and directors even though complete expense reimbursement paperwork had not been submitted with adequate documentation surrounding the nature of the expense. These expenses reimbursements were paid based on the incomplete paperwork. To the extent these expenses could not subsequently be verified we requested reimbursement from that officer and director.

In light of the material weaknesses described above, we performed additional analysis and other procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third party firm to assist us in remedying this material weakness.

To remediate the material weakness related to our travel and expense reports we plan to develop written policies and procedures regarding the payment of expenses to all our employees, including our officers and directors, including an officer sign-off on any other officer’s expense reports and making two signatures required for any check issued to an officer or director, neither of which can be the payee. We believe the adoption of these policies have greatly assisted with our payment of expense reimbursements and that all expense reimbursements are now submitted with proper backup documentation prior to being paid.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T) – CONTROLS AND PROCEDURES

This Annual Report doe not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became a director or executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

Timothy D. Consalvi (1)	48	President, Chief Executive Officer and Director
Joseph Gledhill	70	Executive Vice President and Director
Stephen M. Kasprisin	53	Part Time Chief Financial Officer, Secretary and Director

(1) Timothy D. Consalvi is the brother of our former Director and Executive Vice President, Lawrence A. Consalvi.

Timothy D. Consalvi was appointed our President and Chief Executive Officer in November, 2006. He has served as one of our directors since March, 2005. Prior to his appointment as President, Mr. Consalvi served as the president of our wholly-owned subsidiary, All American CNC Sales, Inc., which he founded in 1993. As president of All American, Mr. Consalvi was responsible for the overall management of its operations including strategic planning, working directly with new equipment supplies, managing orders, deliveries and repair problems. Mr. Consalvi has been involved in the machine tool industry since 1978 and has specialized in the sale of new CNC machine tools since 1983.

Joseph T.W. Gledhill serves as one of our Executive Vice Presidents and has served as a director since 2001. Since 2003, Mr. Gledhill has served as the President of one of our wholly-owned subsidiaries, Eran Engineering, where he is responsible for its management and daily operations including supervision of precision manufacturing. Mr. Gledhill started his career in the manufacturing industry in Leeds, England in 1952. He was later employed by the American Embassy to supervise the maintenance of American hospitals in Algiers, Africa. He then immigrated to the United States and returned to work in the manufacturing industry. In 1972, he formed Mar-VI Industries and began manufacturing computer parts. In 1979, he formed Merlin Engineering. In 1984, he sold Merlin Engineering to start DJ Industries, a company specializing in the manufacture of precision machine parts to first tier customers in the defense industry. After DJ Industries was sold, Mr. Gledhill joined Elite Machine as Vice President in August 1999 and served in that capacity until October, 2003, when we purchased Eran Engineering.

Stephen M. Kasprisin has served as one of our directors since November, 2006. Mr. Kasprisin joined the Company in November, 2006, as our Chief Financial Officer, a position he held until he resigned in October, 2007. In April 2008, Mr. Kasprisin agreed to serve has our part time, interim Chief Financial Officer until we are able to hire a new, full-time, Chief Financial Officer. From 2003, to 2006, Mr. Kasprisin served as the Chief Operating Officer and Chief Financial Officer of Naturade, Inc., Irvine, California, a publicly-held distributor of nutritional supplements. Mr. Kasprisin was responsible for the company’s finance, investor relations, warehousing, purchasing, management information systems and human resources. While at Naturade, Mr. Kasprisin oversaw the reduction of operating losses from $1.8 million to less than $150,000, developed inventory control processes, developed financial and regulatory reporting systems and executed a debt and equity restructuring. Mr. Kasprisin was a director of Naturade, Inc, from 2005 until he resigned in 2006. On August 31, 2006, several months after Mr. Kasprisin left his positions with Naturade, Inc., the company filed a voluntary petition for protection and reorganization under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. From 2001 to 2006, Mr. Kasprisin founded and served as a principal and director of Cerius Consulting, located in Irvine, California, a middle market interim management and management consulting firm providing interim and full time executive services focused on financial and operational teams to support development and execution of strategic and tactical business plans. Mr. Kasprisin received his certification as a public accountant from the State of Ohio in 1978, is a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants. Mr. Kasprisin also serves on the board of the Tustin Community Bank, Inc. (2002-present) and 2-1-1 OC, a non-profit organization (2006-present).

Other Directorships

None of our officers and directors are directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Audit Committee

We do not currently have an audit committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Timothy D. Consalvi	0	0	0
Joseph Gledhill	0	0	0
Lawrence A. Consalvi	0	0	0
Stephen M. Kasprisin	0	0	0

Board Meetings and Committees

During the fiscal year ended June 30, 2008, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended June 30, 2008, 2007 and 2006 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)

Timothy D. Consalvi	2008	260,000	51,250	-	-	-	-	21,772	(3)	333,022
President, Chief Executive Officer and Director	2007	260,000	-	-	-	-	-	10,864	(3)	270,864
	2006	148,923	-	-	-	-	-	4,463	(3)	153,386

Joseph Gledhill	2008	260,000	52,000	-	-	-	-	15,372	(4)	327,372
Executive Vice President and Director	2007	260,000	-	-	-	-	-	16,327	(4)	276,327
	2006	140,000	-	-	-	-	-	12,028	(4)	152,028

Lawrence A. Consalvi	2008	260,000	50,899					18,657	(5)	329,556
Executive Vice President and Director	2007	260,000	-	-	-	-	-	15,629	(5)	275,629
	2006	144,000	-	-	-	-	-	10,867	(5)	154,867

Stephen M. Kasprisin (1)	2008	58,333	-	-	-	-	-	3,128	(6)	81,461
Director and	2007	134,615	-	-	-	-	-	4,874	(6)	139,489
Interim Chief Financial Officer	2006	34,615	-	-	-	-	-	-		34,615

Lloyd Leavitt (2)	2008	-	-	-	-	-	-	-		-
Chief Financial Officer	2007	119,569	-	-	-	-	-	8,850	(7)	128,419
	2006	35,385	-	-	-	-	-	2,700	(7)	38,085

(1)	Stephen M. Kasprisin was hired on November 13, 2006 as Chief Financial Officer, and resigned on October 17, 2007. In April 2008, Mr. Kasprisin agreed to serve as our interim Chief Financial Officer.
(2)	Lloyd Leavitt joined the Company in January, 2005 through the acquisition of Spacecraft. Mr. Leavitt’s employment was terminated in February, 2007.
(3)	Includes vehicle reimbursements of $13,181, $8,156, and $2,579 in 2008, 2007 and 2006, respectively and medical and life insurance payments of $8,591, $2,708, and $1,884, for those same years.
(4)	Includes vehicle reimbursements of $15,372 and $13,180, and $9,886 in 2008, 2007 and 2006, respectively, and medical insurance payments of $3,147 and $2,142, in 2007 and 2006, respectively.
(5)
Includes vehicle reimbursements of $11,897, $12,921, and $8,983 in 2008, 2007, and 2006, respectively and medical and life insurance payments of $6,760, $2,708, and $1,884 in 2008, 2007 and 2006, respectively. Mr. Consalvi resigned all positions with us and our subsidiaries, effective September 24, 2008.

(6)	Includes vehicle reimbursements of $1,500 and $2,400 in 2008 and 2007, respectively, and medical and life insurance payments of $1,628 and $2,474 in 2008 and 2007, respectively.
(7)	Includes vehicle reimbursements of $5,250 and $1,500 in 2007 and 2006 respectively and medical insurance payments of $3,600 and $1,200 in 2007 and 2006 respectively.

Employment Contracts

The employment agreements entered into with each of our principal executives provide for participation of the employee in any tax-qualified and nonqualified deferred compensation and retirement plans, group term life insurance plans, short-term and long-term disability plans, employee benefit plans, practices, and programs maintained or to be established by us and made available to similarly situated executives generally.

Agreement with Timothy D. Consalvi. In connection with our acquisition of All American from its sole shareholders in September, 2004, Timothy and Kathy Consalvi, All American entered into an employment agreement with Mr. Consalvi to serve as the President of All American at a compensation rate of $168,000 per annum. The initial term of this employment agreement was for one year commencing on October 1, 2004, and with automatic renewals for successive one year terms unless earlier terminated by either party. On February 1, 2007, we entered into a new employment agreement with Mr. Consalvi to serve as our President and Chief Executive Officer at an annual compensation rate of $260,000. The initial term of this employment agreement is for two years commencing February 1, 2007, with automatic renewals for successive two year terms unless terminated by either party. The employment agreement provides that Mr. Consalvi may be terminated for cause with no further compensation. If Mr. Consalvi is terminated without cause, he is entitled to a lump sum severance payment equal to twice his annual salary at the date of termination, and medical benefits for a period of 24 months after termination. The agreement also provides that for a period of 12 months following termination of the employment agreement, Mr. Consalvi shall not (i) compete with respect to any services or products of the Company which are either offered or are being developed by the Company, (ii) attempt to influence any employee of ours to leave the employ of the Company or to aid any competitor, customer or supplier to hire any employee of ours, (iii) disclose any information about our affairs including trade secrets, know-how, customer lists, business plans, operational methods, policies, suppliers, customers or other such Company information, nor (iv) use or employ any of our information for his own benefit or in any way adverse to our interests. The agreement provides that the parties will arbitrate any disputes arising under the agreement. The agreement replaced Mr. Consalvi’s employment agreement with All American.

Agreement with Joseph T.W. Gledhill. On February 1, 2007, we entered into an employment agreement with Joseph T. W. Gledhill to serve as our Executive Vice President, and President of our wholly-owned subsidiary, Eran Engineering, Inc., at a compensation rate of $260,000 per annum. The initial term of this employment agreement is for two years commencing February 1, 2007, with automatic renewals for successive two year terms unless terminated by either party. The employment agreement provides that Mr. Gledhill may be terminated for cause. If Mr. Gledhill is terminated without cause, he is entitled to a lump sum severance payment equal to twice his annual salary at the date of termination, and medical benefits for a period of 24 months after termination. The agreement also provides that for a period of 12 months following termination of the employment agreement, Mr. Gledhill shall not (i) compete with respect to any services or products of the Company which are either offered or are being developed by the Company, (ii) attempt to influence any employee of ours to leave the employ of the Company or to aid any competitor, customer or supplier to hire any employee of ours, (iii) disclose any information about our affairs including trade secrets, know-how, customer lists, business plans, operational methods, policies, suppliers, customers or other such Company information, nor (iv) use or employ any of our information for his own benefit or in any way adverse to our interests. The agreement provides that the parties will arbitrate any disputes arising under the agreement.

Agreement with Lawrence A. Consalvi. On February 1, 2007, we entered into an employment agreement with Lawrence A. Consalvi to serve as our Executive Vice President, and President of our wholly-owned subsidiary, E.M. Tool Company, Inc. (doing business as Elite Machine), at a compensation rate of $260,000 per annum. The initial term of this employment agreement is for two years commencing February 1, 2007, with automatic renewals for successive two year terms unless terminated by either party. The employment agreement provides that Mr. Consalvi may be terminated for cause. If Mr. Consalvi is terminated without cause, he is entitled to a lump sum severance payment equal to twice his annual salary at the date of termination, and medical benefits for a period of 24 months after termination. The agreement also provides that for a period of 12 months following termination of the employment agreement, Mr. Consalvi shall not (i) compete with respect to any services or products of the Company which are either offered or are being developed by the Company, (ii) attempt to influence any employee of ours to leave the employ of the Company or to aid any competitor, customer or supplier to hire any employee of ours, (iii) disclose any information about our affairs including trade secrets, know-how, customer lists, business plans, operational methods, policies, suppliers, customers or other such Company information, nor (iv) use or employ any of our information for his own benefit or in any way adverse to our interests. The agreement provides that the parties will arbitrate any disputes arising under the agreement. Mr. Consalvi resigned, effective September 24, 2008. The terms of his separation are being negotiated.

Agreement with Stephen M. Kasprisin. On November 13, 2006, we entered into an employment agreement with Stephen M. Kasprisin to serve as our Chief Financial Officer at a compensation rate of $200,000 per annum. The initial term of this employment agreement was for one year commencing on November 13, 2006, with automatic renewals for successive one year terms unless terminated by either party. Mr. Kasprisin resigned and terminated the agreement on October 14, 2007. We do not have an employment agreement with Mr. Kasprisin for serving as our interim Chief Financial Officer. However, we are compensating Mr. Kasprisin the following for serving as our interim Chief Financial Officer: i) $1,500, ii) 50,000 shares of our common stock payable upon the earlier of a “Change in Control” as defined in his fee agreement or upon resignation or termination of position as a member of Gateway’s Board of Directors, and iii) an additional 25,000 shares on April 1, 2009 should Mr. Kasprisin continue as a member of the Board of Directors on April 1, 2009 and 25,000 shares annually upon each subsequent April 1st that Kasprisin is a member of the Board of Directors.  Any earned shares are payable upon the earlier of a “Change in Control” as defined in his fee agreement or upon resignation or termination of position as member of Gateway’s Board of Directors subsequent to the award of additional shares. Mr. Kasprisin also serves as our Secretary.

Agreement with James M. Cassidy. On April 2, 2007, we entered into an agreement with James M. Cassidy to serve as our General Counsel, at a compensation rate of $120,000 per annum. The initial term of this agreement was for one year commencing on April 2, 2007, with automatic renewals for successive one year terms unless terminated by either party. The agreement provides that Mr. Cassidy may be terminated for cause. If Mr. Cassidy was terminated without cause, he would be entitled to a termination payment equal to his monthly retainer at the date of termination for a period of three months. The agreement also provides that for a period of 12 months following termination of the employment agreement, Mr. Cassidy shall not (i) disclose any information about the affairs of the Company including trade secrets, know-how, customer lists, business plans, operational methods, policies, suppliers, customers or other such Company information, nor (ii) use or employ any such Company information for his own benefit or in any way adverse to the Company’s interests. The agreement provides that the parties will arbitrate any disputes arising under the agreement. On March 13, 2008, we terminated the agreement with Mr. Cassidy for cause.

Agreement with Lloyd Leavitt. In connection with our acquisition of Spacecraft Machine Products, Inc. from Lloyd Leavitt, III and the Leavitt Family Trust in January 2005, Spacecraft entered into an employment agreement with Lloyd Leavitt, III, to serve as its President at a compensation rate of $115,050 per annum. The initial term of this employment agreement was for one year commencing on January 31, 2005, with automatic one-year renewals unless earlier terminated by either party. In September 2005, we entered into a new employment agreement with Lloyd Leavitt to perform the duties as our Chief Financial Officer, the terms of which included the issuance of 300,000 restricted shares of our common stock. The shares were valued at $357,000 based on the common stock price at the date of the award. As a result of the closure of Spacecraft, Spacecraft’s employment agreement with Mr. Leavitt was terminated. On February 28, 2007, we negotiated the termination of Mr. Leavitt’s employment with us. Under the terms of the separation agreement, Mr. Leavitt was paid his base salary for a period of 6 months following termination.

Other Compensation

We have employment agreements with several of our other employees, including Mr. Robert Crowson, our controller, as well as with, Kenneth Collini and Douglas Redoglia, both of whom are salesmen for used CNC Machines.

Director Compensation

The following table sets forth director compensation as of June 30, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Timothy D. Consalvi	-	-	-	-	-	-	-

Joseph Gledhill	-	-	-	-	-	-	-

Lawrence A. Consalvi	-	-	-	-	-	-	-

Stephen M. Kasprisin	-	-	-	-	-	-	-

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of June 30, 2008:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Timothy D. Consalvi	-	-	-	-	-	-	-	-	-

Joseph Gledhill	-	-	-	-	-	-	-	-	-

Lawrence A. Consalvi	-	-	-	-	-	-	-	-	-

Steven M. Kasprisin	-	-	-	-	-	-	-	-	-

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2008, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (2)	Nature of Beneficial Ownership	Amount	Percent of Class (1)
Common Stock	Timothy D. Consalvi (3)	President, CEO, Director	1,500,000(4)	5.3%
Common Stock	Joseph Gledhill (3)	Executive VP, Director, 10% Owner	6,000,000	21.1%
Common Stock	Lawrence A. Consalvi (3)	Executive VP, Director(5), 10% Owner	5,880,000(6)	20.7%
Common Stock	Stephen M. Kasprisin (3)	CFO, Secretary, Director	-0-	0.00%
Common Stock	All Directors and Officers As a Group (4 persons)		13,380,000	47.1%

(1)
Based on 28,378,645 shares outstanding as of June 30, 2008. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is c/o Gateway International Holdings, Inc., 2672 Dow Avenue, Tustin, California 92780.

(3)	Indicates an officer and/or director of the Company

(4)	Includes shares held in the name of Kathy Consalvi, the wife of Timothy D. Consalvi.

(5)	Mr. Consalvi resigned from the positions of Executive Vice President and Director effective September 24, 2008.

(6)	Includes shares held in the name of Lina Consalvi, the wife of Lawrence A. Consalvi.

The issuer is not aware of any person who owns of record, or is known to own beneficially, ten percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

There are no current arrangements which will result in a change in control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Patricia Consalvi Note. On March 1, 2007, we executed a promissory note in favor of Patricia Consalvi, the mother of Timothy D. Consalvi and Lawrence A. Consalvi, our President and Executive Vice President, respectively, for the principal sum of $100,000, with interest at a rate of 6% per annum payable in twenty-three (23) consecutive installments of $4,435 with a final payment of $4,360 on February 1, 2009. The proceeds of the note were used for working capital purposes. To date we have paid the note in accordance with its terms and $34,623 remains outstanding of June 30, 2008.

Leavitt Family Trust Note. We currently have an unsecured note payable to a stockholder payable in monthly installments of $4,505 per month, non-interest bearing, including interest imputed at 12% per annum for financial statement purposes, in the aggregate amount of $139,641. As of June 30, 2008, $85,583 remains outstanding.

Joseph Gledhill Note. We have an unsecured note payable outstanding to Joseph T.W. Gledhill, one of our officers, directors and a stockholder, which was due January, 2008, with interest of 6% per annum, in the aggregate amount of $706,200. This loan from Mr. Gledhill was used for working capital requirements. This note was repaid in accordance with its terms with the final payment being paid in the quarter ended June 30, 2008.

Joseph Gledhill Note No. 2. We have a second unsecured note payable outstanding to Joseph T.W. Gledhill, one of our officers, directors and a stockholder, which is due January, 2009, with interest of 6% per annum, in the aggregate amount of $706,200. This note consolidated earlier promissory notes issued by us in favor of Mr. Gledhill. This loan from Mr. Gledhill were used for working capital requirements. This note is being repaid in accordance with its terms and $646,200 remains outstanding as of June 30, 2008.

Loan to Lawrence A. Consalvi. In connection with the close of our financial statements for the period ended June 30, 2008, it was determined that prior to the filing of our Form 10 with the Securities and Exchange Commission on May 15, 2008, we paid Lawrence A. Consalvi, our then Chief Executive Officer, $81,000 for certain business expenses. Due to the lack of documentation surrounding the nature of the expense Lawrence A. Consalvi agreed to reimburse us for this amount. As a result, we have recorded a receivable due from Mr. Consalvi in our financial statements for year ended June 30, 2008. In conjunction with us becoming subject to the reporting requirements of the Securities Exchange Act of 1934, we have requested that Mr. Consalvi repay this amount to us or return 400,000 shares of our common stock to us. As of June 30, 2008, $81,000 remained outstanding on this obligation. We are currently drafting an agreement to document Mr. Consalvi’s return of 400,000 shares of our common stock to our treasury stock to settle this matter.

We have a written policy that relates to the payment of expenses to officers and directors that requires all expenses paid to officers and directors must be signed off on the by our Chief Financial Officer. We also have a written policy that any check payable to an officer or director, other than normal payroll checks, must have the signatures of two officers or directors. Other than these two policies we do not have a written policy concerning the review, approval, or ratification of transactions with related persons.

We do not have an audit, compensation, or nominating committee, and none of our Directors are considered independent.

We have not had a promoter during the last five fiscal years.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

During the year ended June 30, 2008, McKennon Wilson & Morgan LLP billed us $109,690 in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable. During the year ended June 30, 2007, McKennon Wilson & Morgan LLP billed us $120,000 in fees for professional services for the audit of our financial statements.

Tax Fees

During the year ended June 30, 2008, McKennon Wilson & Morgan LLP billed us $17,625 for professional services for tax preparation. During the year ended June 30, 2007, McKennon Wilson & Morgan LLP billed us $15,750 for professional services for tax preparation.

All Other Fees

During the year ended June 30, 2008, McKennon Wilson & Morgan LLP did not bill us any amounts for any other fees. During the year ended June 30, 2007, McKennon Wilson & Morgan LLP did not bill us any amounts for any other fees.

Of the fees described above for the year ended June 30, 2008, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of Gateway International Holdings, Inc., a Nevada corporation, as amended

3.2 (1)	Bylaws of Gateway International Holdings, Inc., a Nevada corporation

10.1 (1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2 (1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.3 (1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4 (1)	Employment Agreement with Timothy D. Consalvi dated February 1, 2007

10.5 (1)	Employment Agreement with Joseph T.W. Gledhill dated February 5, 2007

10.6 (2)	Employment Agreement with Lawrence A. Consalvi dated February 5, 2007

10.7 (1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.8 (1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

10.9 (1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

21 (1)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Timothy D. Consalvi (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Steve Kasprisin (filed herewith).

32.1	Section 1350 Certification of Timothy D. Consalvi (filed herewith).

32.2	Section 1350 Certification of Steve Kasprisin (filed herewith).

(1) Incorporated by reference from our Registration Statement on Form 10-12G filed with the Commission on May 16, 2008.

(2) Incorporated by reference from our Registration Statement on First Amended Form 10-12G/A filed with the Commission on July 16, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gateway International Holdings, Inc.

Dated: October 1, 2008		/s/ Timothy D. Consalvi
	By:	Timothy D. Consalvi
President, Chief Executive
Officer and a Director

Dated: October 1, 2008		/s/ Stephen Kasprisin
	By:	Stephen Kasprisin
Interim Chief Financial Officer, Secretary
and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 1, 2008		/s/ Timothy D. Consalvi
	By:	Timothy D. Consalvi
President, Chief Executive
Officer and a Director

Dated: October 1, 2008		/s/ Stephen Kasprisin
	By:	Stephen Kasprisin
Interim Chief Financial Officer, Secretary
and a Director

Dated: October 1, 2008		/s/ Joseph T.W. Gledhill
	By:	Joseph T.W. Gledhill
Director