Form 10-K/A
period 2008-06-30
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2008-11-05
CIK 1072248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-32341

GATEWAY INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0375818 (I.R.S. Employer Identification No.)

2672 Dow Avenue Tustin, CA (Address of principal executive offices)	92780 (Zip Code)

Registrant’s telephone number, including area code (714) 630-6253

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of September 25, 2008, there were 28,378,645 shares of common stock, par value $0.001, issued and outstanding.

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

Explanatory Note

Gateway International Holdings, Inc., is filing this abbreviated Amendment No. 1 on Form 10-K/A in order to include Management’s Report on Internal Control Over Financial Reporting, which was inadvertently left out of the Company’s original filing, filed with the Securities and Exchange Commission on October 1, 2008. The included Item 9A(T) is meant to replace Item 9 and Item 9A(T) in the Company’s original filing.

Item 9A(T) Controls and Procedures

(a)  Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(T)(b).

(b) Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2008, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.  We have not documented our internal controls. We have limited policies and procedures that cover the recording and reporting of financial transactions. Although providing this report in this Annual Report is optional for us at this time, written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. We will be required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ending June 30, 2009. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.  Prior to Spring/Summer 2008, we did not have adequate internal controls, or policies and procedures, with respect to our travel and expense reports. As a result, it was discovered that certain expense reimbursements were paid to our officers and directors even though complete expense reimbursement paperwork had not been submitted with adequate documentation surrounding the nature of the expense. These expenses reimbursements were paid based on the incomplete paperwork. To the extent these expenses could not subsequently be substantiated we requested reimbursement from that officer and director.

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

This Amendment No. 1 to our Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Amendment No. 1 to our Annual Report.

(c) Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness.

To remediate the material weakness related to our travel and expense reports we plan to develop written policies and procedures regarding the payment of expenses to all our employees. We adopted a policy in July 2008 which requires an officer to approve another officer’s expense reports, and requiring, two signatures required for any check issued to an officer or director, neither of which can be the payee.

(d) Changes in Internal Control over Financial Reporting

This filing contains our first report on internal control over financial reporting and, therefore, there are no changes to report during our most recently completed fiscal quarter.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gateway International Holdings, Inc.

Dated: November 4, 2008		/s/ Timothy D. Consalvi
	By:	Timothy D. Consalvi
President, Chief Executive
Officer and a Director

Dated: November 4, 2008		/s/ Stephen Kasprisin
	By:	Stephen Kasprisin
Chief Financial Officer,
Secretary and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 4, 2008		/s/ Timothy D. Consalvi
	By:	Timothy D. Consalvi
President, Chief Executive
Officer and a Director

Dated: November 4, 2008		/s/ Stephen Kasprisin
	By:	Stephen Kasprisin
Chief Financial Officer,
Secretary and a Director

Dated: November 4, 2008		/s/ Joseph T.W. Gledhill
	By:	Joseph T.W. Gledhill
Director