Form 10-Q
period 2008-09-30
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2008-11-13
CIK 1072248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number 0-32341

Gateway International Holdings, Inc.
(Exact Name of Company as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0375818 (I.R.S. Employer Identification No.)

2672 Dow Avenue Tustin, CA (Address of principal executive offices)	92780 (Zip Code)

Issuer’s telephone number, including area code (714) 630-6253

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2008, there were 27,611,956 shares of common stock, par value $0.001, issued and outstanding.

GATEWAY INTERNATIONAL HOLDINGS, INC.

PART I-FINANCIAL INFORMATION

GATEWAY INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	September 30, 2008
		(unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,024,643	$1,845,573
Accounts receivable, net of allowances of $82,000 and $95,927 at June 30, 2008 and September 30, 2008, respectively.	1,648,217	792,611
Inventories	1,721,289	1,672,542
Due from related party	81,000	81,000
Prepaid and other	180,011	305,941
Deferred income taxes	179,316	179,316
Total current assets	4,834,476	4,876,983

Property and equipment, net	1,603,675	1,480,733
Intangible assets, net	928,439	896,608
Goodwill	392,547	392,547
Deposits and other	61,146	63,646
Deferred income taxes	245,497	205,823
Total assets	$8,065,780	$7,916,340

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$330,000	$247,000
Accounts payable	1,646,871	1,238,365
Income taxes payable	187,954	-
Accrued expenses and other	213,752	595,935
Accrued interest due to related party	82,173	92,447
Customer deposits	149,500	362,480
Notes payable	244,635	245,276
Notes payable, related party	734,880	712,030
Deferred income taxes	11,263	-
Capital leases	85,533	85,274
Total current liabilities	3,686,561	3,578,807

Notes payable	429,493	368,730
Notes payable, related party	31,526	18,012
Capital leases	130,361	109,992
Deferred income taxes	303,801	299,623
Deferred rent	79,126	75,804
Total liabilities	4,660,868	4,450,968

Shareholders’ equity
Common stock, $0.001 par value: 100,000,000 shares authorized 28,378,645 and 28,011,956 shares issued and outstanding at June 30, 2008 and September 30, 2008, respectively	28,379	28,012
Additional paid-in capital	8,921,354	8,934,214
Accumulated deficit	(5,544,821)	(5,496,854)
Total shareholders’ equity	3,404,912	3,465,372
Total liabilities and shareholders’ equity	$8,065,780	$7,916,340

See accompanying Notes to Consolidated Financial Statements.

GATEWAY INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2007	2008

Sales	$3,991,633	$5,049,047
Cost of sales	3,209,314	3,563,035
Gross profit	782,319	1,486,012

Operating expenses:
Selling, general and administrative	1,086,694	1,339,962
Amortization of intangible assets	21,385	31,831
Total operating expenses	1,108,079	1,371,793
Operating income (loss)	(325,760)	114,219

Interest expense (a)	(45,501)	(33,663)
Interest income	18	2,375
Gain on sale of assets	35,373	532
Income (loss) before income taxes	(335,870)	83,463

Income tax (provision) benefit	140,060	(35,496)
Net income (loss)	$(195,810)	$47,967

Net income (loss) per share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00
	$(0.01)	$0.00
Weighted average number of common shares under in per share calculations:
Basic	27,701,378	28,305,012
Diluted	27,701,378	28,311,313

(a) Related party interest expense included in this amount:	$11,609	$10,073

See accompanying Notes to Consolidated Financial Statements.

GATEWAY INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended September 30,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$(195,810)	$47,967
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition of assets	(35,373)	(532)
Depreciation	113,291	118,683
Amortization of intangible assets	21,385	31,831
Stock-based compensation	-	12,493
Changes in operating assets and liabilities:
Accounts receivable	573,431	855,606
Inventories	(809,649)	48,747
Prepaid expenses and other assets	136,071	(125,930)
Accounts payable and accrued expenses	694,318	(11,258)
Customer deposits	(182,740)	212,980
Income taxes payable	314	(187,954)
Deferred rent	36,006	(3,322)
Deferred income taxes	(131,482)	24,233
Net cash provided by operating activities	219,762	1,023,544

Cash flows from investing activities:
Capital expenditures	(27,908)	-
Deposits and other	21,415	(2,500)
Net cash used in investing activities	(6,493)	(2,500)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	5,500	(83,000)
Payments on notes payable	(8,885)	(60,122)
Payments on related party notes payable	(31,354)	(36,364)
Payments on capital leases	(87,088)	(20,628)
Net cash used in financing activities	(121,827)	(200,114)

Net change in cash and cash equivalents	91,442	820,930

Cash and cash equivalents at beginning of period	972,546	1,024,643
Cash and cash equivalents at end of period	$1,063,988	$1,845,573

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,445	$23,389
Cash paid for income taxes	$-	$280,000
Supplemental disclosure of non-cash investing and financing activities:
Stock issued for creditor settlement	$63,000	$-
Capital expenditures acquired under capital leases and notes payable	$110,597	$-
Stock retired upon cancellation of note payable	$417	$417

See accompanying Notes to Consolidated Financial Statements.

GATEWAY INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)
1. Business

Gateway International Holdings, Inc. (the “Company”) was incorporated in the state of Nevada on September 24, 1997, under the name Gourmet Gifts, Inc. (“Gourmet Gifts”). On December 11, 2001, Gourmet Gifts acquired 100% of the issued and outstanding capital stock of Elite Machine Tool Company (“Elite”). Immediately after the merger, the officers and directors of Gourmet Gifts resigned and the executive officers and directors of Elite the company elected and appointed to such positions, thereby effecting a change of control.

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

The Company and its subsidiaries are engaged in the following businesses which represent is business segments:

•	Acquiring, refurbishing and selling new and used CNC machine-tool equipment (Machine Sales segment).
•	Manufacturing precision metal component parts for the defense, automotive, aerospace and medical industries through its Eran Engineering, Inc. (“Eran”) subsidiary (Precision Manufacturing segment).

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Gateway are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended June 30, 2008 as reported in the Company's Form 10-K have been omitted.  The results of operations for the three month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended June 30, 2008.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. There were no potentially dilutive securities as of September 30, 2007. The dilutive securities outstanding during the three months ended September 30, 2008 consist of earned, but unissued common stock.

3. Inventories

Inventories consist of the following at:

	June 30,	September 30,
	2008	2008
Finished components and parts	$612,825	$612,638
CNC machines held for sale	740,421	558,364
Work in process	116,832	254,108
Raw materials and parts	251,211	247,432
	$1,721,289	$1,672,542

4. Accrued Expenses

Accrued expenses consist of the following at:
	June 30,	September 30,
	2008	2008
Compensation, benefits & severance	$160,071	$445,053
Other	53,681	150,882
	$213,752	$595,935

5. Line of Credit and Notes Payable

Pacific Western Bank Credit Agreement

On August 21, 2006, the Company entered into credit agreement with Pacific Western Bank (“PWB”). The credit agreement provides for borrowings of up to $1,500,000 through a line of credit. On November 15, 2007, the credit agreement was amended to reduce the amount available under the line of credit to $1,000,000 and to convert $500,000 of outstanding principal into a term loan. On September 29, 2008, the Company renewed the credit agreement through September 21, 2009. Two of the Company’s officers and directors, Joseph Gledhill and Timothy Consalvi, are guarantors under the credit agreement.

The line of credit has a stated interest rate equal to the lender's referenced prime rate plus 1.5%. Interest is payable monthly with the outstanding principal balance due on September 21, 2009. The amount available for borrowings is determined based on a monthly basis based on 80% of eligible accounts receivable, as defined. As of September 30, 2008, the Company also has an irrevocable letter of credit outstanding of $100,000. The proceeds from the line of credit are used for general working capital needs.

The term loan provides for borrowings of up to $500,000. The loan has a stated interest rate equal to the lender's referenced prime rate plus 1.5%. Principal and interest payments are payable monthly.

The current credit agreement requires us to maintain certain financial and non-financial covenants which we were in compliance with as of September 30, 2008.

6. Litigation

1.  Leon Ruder v. Elite Machine Tool Company, Superior Court of the State of California, County of Los Angeles, Central District, Case No. BC373163. Plaintiff filed this action on June 22, 2007.
The plaintiff claimed that the defendant, the Company’s wholly-owned subsidiary, breached a written contract for the purchase of certain machines and sold such machines to another party causing the plaintiff economic harm. The plaintiff sought compensatory damages in amount of approximately $100,000 and exemplary and punitive damages. The defendant filed demurrers to the original Complaint and the first amended Complaint, both of which were sustained by the Court. This case was settled in July 2008 for $15,000, and the lawsuit was dismissed.

2. August Law Group v. Gateway International Holdings, Inc., Superior Court for the State of California, County of Orange, Case No. 30-2007 00100231. Plaintiff filed this action on December 13, 2007.

The plaintiff claimed that the defendant breached a written contract and breached promissory note by failing to pay plaintiff according to the terms of the contract and note. The plaintiff sought $108,955, plus interest and attorney’s fees. On April 3, 2008, the Company settled this matter for $115,691 for all amounts owed, plus any interest and attorney’s fees. A Notice of Dismissal, with prejudice, was approved by the Court on April 8, 2008, which approved the settlement and dismissed the lawsuit with prejudice.

3. Onofrio Saputo and Christopher Frisco v. Gateway International Holdings, Inc., Lawrence Consalvi, Timothy Consalvi and Joe Gledhill, Court of the State of California, County of Orange, Case No. 30-2008-00110905. Plaintiffs filed this action on August 21, 2008.

The Complaint, which has causes of action for securities fraud, breach of fiduciary duties, fraud and deceit, and rescission, alleges that the defendants intentionally misrepresented, or failed to disclose, certain facts regarding the company prior to the plaintiffs purchasing Gateway International Holdings, Inc. common stock. The Complaint seeks total monetary damages of approximately $188,415, plus interest, and punitive damages. The Company filed an Answer to the Complaint on October 17, 2008, denying the allegations of the Complaint, denying that plaintiffs are entitled to any relief whatsoever and asserting various affirmative defenses.  A trial date has not yet been scheduled.

Management believes the Company has meritorious defenses to the plaintiff’s claims and plan to vigorously defend against the lawsuit. However, there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there could be a material adverse effect on the Company’s financial condition, results of operations or liquidity. No amounts have been accrued for this matter in the accompanying consolidated financial statements.

4. Voicu Belteu v. Mori Seiki Co., Ltd.; Mori Seiki U.S.A., Inc.; All American CNC Sales, Inc. dba Elite Machine Tool Company; Ellison Manufacturing Tech., Superior Court for the State of California, County of Orange, Case No. 30-2008-00103710. Plaintiff filed this action on March 7, 2008.

The Complaint, which has causes of action for strict products liability and negligence, alleges that a CNC machine manufactured by Mori Seiki and sold through the Company’s subsidiary, All American CNC Sales, Inc. dba Elite Machine Tool Company, was defective and injured the plaintiff. The Complaint seeks damages in excess of $6,300,000 for medical expenses, future medical expenses, lost wages, future lost wages and general damages. On July 1, 2008, the Company filed an Answer to the Complaint and filed a Cross-Complaint against Mori Seiki alleging any defects in the CNC machine were manufacturing defects, which are the responsibility of Mori Seiki. The Company is currently attempting to serve its Cross-Complaint on Mori Seiki. Discovery is ongoing.

5. James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08. We were served with a Demand for Arbitration and Statement of Claim, which was filed on September 16, 2008.

The Statement of Claim alleges that claimant is an attorney who performed services for the Company pursuant to an agreement dated April 2, 2007 between the Company and the claimant.  The Statement of Claim alleges that the Company breached the agreement and seeks compensatory damages in the amount of $195,000 plus interest, attorneys’ fees and costs.  The Company denies the allegations of the Statement of Claim and will vigorously defend against these allegations.  An arbitrator has not yet been selected, and a trial date has not yet been scheduled.  The parties have informally agreed to attend mediation in order to discuss a potential resolution of the matter. No amounts have been accrued for this matter in the accompanying consolidated financial statements.

6. RACL, Inc. v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650. Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with RACL by failing to deliver a machine that conforms with the specifications requested by RACL, and requests damages totaling $138,750. Elite Machine’s Answer is due November 10, 2008. Neither party has propounded any discovery in this matter. The Court has set a Case Management Conference for April 2, 2009. Management intends to aggressively defend itself against this claim. No trial date has been set.

7. Common Stock

During the quarter ended September 30, 2008, the Company cancelled 416,689 shares of common stock previously issued to secure a repaid promissory note.

8. Related Party Transaction

On September 26, 2008, the Company entered into a separation agreement with Lawrence Consalvi, the Company’s former Executive Vice President, Director and shareholder owning greater than 10% of the outstanding common stock. In connection with this agreement, the Company will provide severance payments to be paid over a nine-month period. The payments consist of Mr. Consalvi’s current salary, health insurance and car allowance.

The estimated cost of the severance of $234,829 has been recorded in the accompanying financial statements during the three months ended September 30, 2008. Effective October 1, 2008, the Company and Mr. Consalvi entered into an Independent Contractor Agreement whereby Mr. Consalvi may act as an independent salesman for Gateway. Under this Agreement, Mr. Consalvi will be entitled to receive commissions for CNC machines sales. The sales are subject to pre-approval by the Company.

9. Segments and Geographic Information

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

	Machine Sales		Precision Manufacturing		Corporate		Total
Three Months Ended September 30,	2007	2008	2007	2008	2007	2008	2007	2008

Revenues	$2,903,435	$3,250,906	$1,088,198	$1,798,141	$-	$-	$3,991,633	$5,049,047
Income (loss) before taxes	76,584	(110,544)	46,117	559,057	(458,570)	(365,050)	(335,870)	83,463

Sales are derived principally from customers located within the United States.

10. Subsequent Events

In connection with the close of the Company’s financial statements for the year ended June 30, 2008, the Company discovered it paid Lawrence Consalvi for certain expenses submitted for reimbursement. Due to the lack of documentation surrounding the nature of the expense, Mr. Consalvi agreed to reimburse the Company $81,000 or return 400,000 shares of the Company’s common stock. On October 6, 2008, Mr. Consalvi returned 400,000 shares of common stock in exchange for the cancellation of amounts due to the Company.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report on Form 10-Q of Gateway International Holdings, Inc. (“Gateway”, “we,” “us” or “Company”) for the three months ended September 30, 2008, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. The risk factors listed in this filing, as well as any cautionary language in our annual report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: our ability to successfully develop new products; the ability to obtain financing for product development; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental healthcare and other regulations; changes in tax laws; and the availability of key management and other personnel.

Overview

Our business comprises of two segments, our Machine Sales Group and our Precision Manufacturing Group.

Our Machine Sales Group is in the business of acquiring and selling computer numerically controlled (“CNC”) machines, and related tools, to manufacturing customers. We specialize in the purchase, refurbishment and sales of used CNC machines. We also serve as a manufacturer sales representative firm selling new CNC machines we purchase from third party manufacturers into certain geographic territories.

Our Precision Manufacturing Group is a manufacturer of precision components used in equipment and machinery in the commercial aviation, medical, aerospace and defense industries. Sales within this segment are highly concentrated within one customer, Panasonic Avionics Corporation (“Panasonic”). Sales to this customer accounted for 22% and 28% of consolidated sales for the three months ended September 30, 2007 and 2008, respectively. The loss of all or a substantial portion of sales to this customer would cause us to lose a substantial portion of our sales within this segment and on a consolidated basis, and have a corresponding negative impact on our operating profit margin due to operation leverage this customer provides. This could lead to sales volumes not being high enough to cover our current cost structure or provide adequate operating cash flows. Panasonic has been a customer of ours for approximately 14 years and we believe our relationship is good.

Trends Affecting Our Business

The recent tightening of the capital markets may hurt our ability to sell new and used CNC machines. Historically, as capital markets tighten, companies that purchase large machines on credit, such as CNC machines, have more difficulty in obtaining credit and, therefore, are unable to purchase machines that they may be able to purchase in better financial times. Any impact on our customers’ ability to purchase machines could negatively impact our business.

In early September 2008, Boeing Co.’s (“Boeing”) largest labor union went on strike, causing Boeing to immediately halt its production of aircraft. The strike was settled on November 1, 2008, with workers scheduled to return to work in 7-10 days. As a result of the strike, Boeing delivered five commercial aircraft in October 2008 and 12 in September 2008, down from 36 in both July and August 2008. Although the strike has ended there is no timetable as to when production levels will be restored to pre-strike numbers. The primary components sold by our Precision Manufacturing segment during the years ended June 30, 2007 and, 2008, were parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft. The Boeing strike may have an affect on Panasonic’s orders to us, and, therefore, there could have a material adverse effect on our business. In addition, the strike may have an impact with the Machine Tools Group, as many of our customers that buy machines from us do business with Boeing.

On September 30, 2008, Mr. Lawrence A. Consalvi resigned from his position as one of our Directors and as an Executive Vice President, as well as from all officer and director positions he held with our subsidiaries. Mr. Consalvi continues to work with us selling CNC machines, but as an independent sales agent. If Mr. Consalvi elected to stop selling machines for us it would have a negative impact on our business.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of sales and expenses during the reporting period. Significant estimates made by management are, among others, realization of inventories, collectability of accounts receivable, litigation, impairment of goodwill, and long-lived assets other than goodwill. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from these estimates; our future results of operations may be affected.

Inventories

Within our Precision Manufacturing segment, we seek to purchase and maintain raw materials at sufficient levels to meet lead times based on forecasted demand. We generally manufacture parts based on purchase orders. Within our Machine Tools segment, we purchase machines held for resale based upon management’s judgment of current market conditions and demand for both new and used machines. If forecasted demand exceeds actual demand, we may need to provide an allowance for excess or obsolete quantities on hand. We also review our inventories for changes demand patterns and in the market prices of machines held in inventory and provide reserves as deemed necessary. If actual market conditions are less favorable than those projected by management, additional inventory reserves for CNC machines and parts may be required. We state our inventories at the lower of cost, using the first-in, first-out method on an average costs basis, or market.

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2008

	Three Months ended September 30,
	2007	2008	Change ($)	Change (%)
Sales by segment
Machine Sales	$2,903,435	$3,250,906	$347,471	12%
Precision Manufacturing	1,088,198	1,798,141	709,943	65%
	3,991,633	5,049,047	1,057,414	26%
Gross profit by segment
Machine Sales	523,256	599,637	76,381	15%
Precision Manufacturing	259,063	886,375	627,312	242%
	782,319	1,486,012	703,693	90%
Gross margin by segment
Machine Sales	18%	18%		0%
Precision Manufacturing	24%	49%		25%

Sales

Sales in the fiscal 2009 period increased 26% compared to the comparable period in fiscal 2008. The change is attributable to increases in sales from both the Precision Manufacturing and Machine Sales Groups. During the 2009 period, the Precision Manufacturing Group experienced higher production activity attributable to increases in our average selling price due to higher commodity costs for aluminum, titanium and steel passed onto customers. During the comparable fiscal 2008 period we relocated our manufacturing facility, resulting in a significant decrease in production activity, and, subsequently, lower sales.

Sales within the Machine Sales Group increased 12% from the comparable 2008 period due to increased sales volume for both new and used machines.

Gross Margin

Gross profit increased by 90% compared to the comparable period in fiscal 2008. Gross margin increased by 9% to 29%. The change resulted from higher gross margins from both the Precision Manufacturing and Machine Sales Groups. The increase from the Machine Sales Group was attributable to lower refurbishment costs for used machines while the increase within the Precision Manufacturing Group resulted from increased production activity in the 2009 period, partially offset by higher rent and facility costs (utilities, maintenance, and insurance) related to its relocation of its manufacturing facility to Tustin, California from a company-owned facility sold in February 2007.

Selling, General & Administrative

Selling, general and administrative costs increased by $253,268 compared to the comparable period in fiscal 2008. The changes are due to increases in professional services and personnel costs. Professional services decreased by approximately $45,000 or 16% primarily attributable to lower legal defense fees and investor relations expenses, partially offset by higher costs associated with complying with our periodic reporting obligations as a reporting company under the Securities and Exchange Act of 1934, as amended, during the fiscal 2009 period. Personnel costs increased by $259,329 or 49% due to increases in headcount within our Machine Sales due to the acquisition of CNC Repos, a $52,000 bonus to a former executive officer, and $234,829 in severance-related charges.

Amortization of Intangible Assets

Amortization expense for intangible assets increased by $10,446 compared to the comparable period in fiscal 2008. The change is attributable to the amortization of customer relationship intangible assets acquired in connection with the acquisition of CNC Repos, Inc. during the second quarter of fiscal 2008.

Interest Expense

Interest expense decreased by $11,838 compared to the comparable period in fiscal 2008. The change is attributable to lower average debt balances and decreases in the interest rates on our debt obligations.

Gain on Sale of Assets

During the fiscal 2008 period, we recognized a gain of $34,841 from the sale of assets as we sold certain manufacturing equipment within the Precision Manufacturing Group.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including Joseph Gledhill, an executive officer of ours, and Pacific Western Bank. In addition, on February 23, 2007, we received net proceeds from the sale of our Precision Manufacturing Group’s facility of $1,926,605, of which $641,667 was used to repay the balance outstanding on the credit facility secured by the building. At September 30, 2008, our cash and cash equivalents and working capital increased by $820,930 and $150,261, respectively to $1,845,573 and $1,298,176, respectively, from the June 30, 2008 amounts.

At September 30, 2008, we had $608,111 in debt outstanding under our credit agreement with Pacific Western Bank, a decrease of $124,667 from June 30, 2008. The credit agreement provides for borrowings of up to $1,500,000 consisting of a $1,000,000 line of credit and letter of credit and a $500,000 term loan and a letter of credit. The amount outstanding under the line of credit, term loan and letter of credit are $247,000, $361,111 and $100,000, respectively. The credit agreement is currently secured by substantially all of our assets and personal guarantees by two of our executive officers, Joseph Gledhill and Timothy Consalvi.

The amount available for borrowings under the line of credit is determined on a monthly basis based on 80% of eligible accounts receivable, less the amount outstanding under the letter of credit, as defined. As of September 30, 2008, the amount available for borrowings was $318,718.

The term loan provides for borrowings of up to $500,000. The loan bears interest at the lender's referenced prime rate plus 1.5% with principal and interest payments due monthly.

Cash Flows

The following table sets forth our cash flows for the three months ended September 30:

Provided by (used in)	2007	2008	Change

Operating activities	$219,762	$1,023,544	$803,782
Investing activities	(6,493)	(2,500)	3,993
Financing activities	(121,827)	(200,114)	(78,287)
	$91,442	$820,930	$729,488

Operating Activities

Operating cash flows during the fiscal 2008 and 2009 fiscal periods reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the 2009 period, non-cash expenses included in our net income and in operating activities totaled $162,475 compared to $99,303 in the 2008 period.

The increase in operating assets and liabilities for the 2008 and 2009 periods were $316,269 and $813,102, respectively. During the 2009 period, the increase was primarily attributable to collections of accounts receivable which resulted in a decrease of $855,606 from the June 30, 2008 balance.

The changes in operating assets for the 2008 period were primarily attributable a $573,431 reduction in accounts receivable. The reduction in accounts receivable was primarily attributable to a decline in sales in the 2008 period as a result of the relocation of our Precision Manufacturing facility.

Investing Activities

We made capital expenditures of $27,908 and $0 during the first three months of the fiscal 2008 and 2009 periods, respectively. During the 2008 period, our expenditures primarily consisted of equipment employed by our Precision Manufacturing Group.

Financing Activities

During the first three months of the fiscal 2008 and 2009 periods, we repaid (net of borrowings) $121,827 and $200,114, respectively of outstanding debt and capital lease obligations. During the 2009 period, we repaid $83,000 on our line of credit in the 2009 period, as compared to $5,500 of net borrowings during the 2008 period.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to provide the information required by this Item. However, we opted to include the following information.

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

ITEM 4T. Controls and Procedures.

Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008 in alerting them in a timely manner to material information required to be disclosed by us in the reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

1.  Leon Ruder v. Elite Machine Tool Company, Superior Court of the State of California, County of Los Angeles, Central District, Case No. BC373163. Plaintiff filed this action on June 22, 2007.

The plaintiff claimed that the defendant, our wholly-owned subsidiary, breached a written contract for the purchase of certain machines and sold such machines to another party causing the plaintiff economic harm. The plaintiff sought compensatory damages in amount of approximately $100,000 and exemplary and punitive damages. The defendant filed demurrers to the original Complaint and the first amended Complaint, both of which were sustained by the Court. This case was settled in July 2008 for $15,000, and the lawsuit was dismissed.

2. August Law Group v. Gateway International Holdings, Inc., Superior Court for the State of California, County of Orange, Case No. 30-2007 00100231. Plaintiff filed this action on December 13, 2007.

The plaintiff claimed that the defendant breached a written contract and breached promissory note by failing to pay plaintiff according to the terms of the contract and note. The plaintiff sought $108,954.85, plus interest and attorney’s fees. On April 3, 2008, we settled this matter for $115,691.05 for all amounts owed, plus any interest and attorney’s fees. A Notice of Dismissal, with prejudice, was approved by the Court on April 8, 2008, which approved the settlement and dismissed the lawsuit with prejudice.

3. Onofrio Saputo and Christopher Frisco v. Gateway International Holdings, Inc., Lawrence Consalvi, Timothy Consalvi and Joe Gledhill, Court of the State of California, County of Orange, Case No. 30-2008-00110905. Plaintiffs filed this action on August 21, 2008.

The Complaint, which has causes of action for securities fraud, breach of fiduciary duties, fraud and deceit, and rescission, alleges that the defendants intentionally misrepresented, or failed to disclose, certain facts regarding the company prior to the plaintiffs purchasing Gateway International Holdings, Inc. common stock. The Complaint seeks total monetary damages of approximately $188,415, plus interest, and punitive damages. We filed an Answer to the Complaint on October 17, 2008, denying the allegations of the Complaint, denying that plaintiffs are entitled to any relief whatsoever and asserting various affirmative defenses.  A trial date has not yet been scheduled.

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

4. Voicu Belteu v. Mori Seiki Co., Ltd.; Mori Seiki U.S.A., Inc.; All American CNC Sales, Inc. dba Elite Machine Tool Company; Ellison Manufacturing Tech., Superior Court for the State of California, County of Orange, Case No. 30-2008-00103710. Plaintiff filed this action on March 7, 2008.

The Complaint, which has causes of action for strict products liability and negligence, alleges that a CNC machine manufactured by Mori Seiki and sold through our subsidiary, All American CNC Sales, Inc. dba Elite Machine Tool Company, was defective and injured the plaintiff. The Complaint seeks damages in excess of $6,300,000 for medical expenses, future medical expenses, lost wages, future lost wages and general damages. On July 1, 2008, we filed an Answer to the Complaint and filed a Cross-Complaint against Mori Seiki alleging any defects in the CNC machine were manufacturing defects, which are the responsibility of Mori Seiki. We are currently attempting to serve our Cross-Complaint on Mori Seiki. Discovery is ongoing. Management believes we have meritorious defenses to plaintiff’s claims and plan to vigorously defend against the lawsuit and pursue Mori Seiki for any damages we incur. However, there can be no assurance as to the outcome of the lawsuit.

5. James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08. We were served with a Demand for Arbitration and Statement of Claim, which was filed on September 16, 2008.

The Statement of Claim alleges that claimant is an attorney who performed services for us pursuant to an agreement dated April 2, 2007 between us and the claimant.  The Statement of Claim alleges that we breached the agreement and seeks compensatory damages in the amount of $195,000 plus interest, attorneys’ fees and costs.  We deny the allegations of the Statement of Claim and will vigorously defend against these allegations.  An arbitrator has not yet been selected, and a trial date has not yet been scheduled.  The parties have informally agreed to attend mediation in order to discuss a potential resolution of the matter.

6. Elite Machine Tool Company v. ARAM Precision Tool and Die, Avi Amichai, Superior Court for the State of California, County of Orange, Case No. 30-2008-00090891. Elite Machine filed this action on August 8, 2008.

The Complaint alleges breach of contract for the defendants failing to pay Elite Machine for a machine the defendants purchased from Elite Machine, and seeks damages totaling $16,238. ARAM Precision Tool and Die filed its Answer and Cross-Complaint on October 1, 2008. The Cross-Complaint alleges that Elite Machine failed to deliver certain parts of the machine per the sales contract and seeks damages totaling $25,000. Plaintiff and Defendant have both served and discovery, respectively, and are now engaging in the meet and confer process to resolve any outstanding discovery issues. Elite Machine filed a demurrer to ARAM’s Cross-Complaint, which was denied. Elite Machine’s Answer is due November 26, 2008. Management believes the machine was sold to ARAM as represented and thus ARAM’s claims have no merit and intends to vigorously defend against the Cross-Complaint. No trial date has been set.

7. RACL, Inc. v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650. Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with RACL by failing to deliver a machine that conforms with the specifications requested by RACL, and requests damages totaling $138,750. Elite Machine’s Answer is due November 10, 2008. Neither party has propounded any discovery in this matter. The Court has set a Case Management Conference for April 2, 2009. Management intends to aggressively defend itself against this claim. No trial date has been set.

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 1A.  Risk Factors.

As a smaller reporting company we are not required to provide the information required by this Item. However, we did include risk factors in our Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Commission on October 1, 2008.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no events required to be reported under this Item.

ITEM 3. Defaults Upon Senior Securities.

There have been no events required to be reported under this Item.

ITEM 4. Submission of Matters to a Vote of Security Holders.

There have been no events required to be reported under this Item.

ITEM 5. Other Information.

On September 30, 2008, Mr. Lawrence A. Consalvi resigned from his positions as one of our Directors and as our Executive Vice President, as well as from all officer and director positions he held with our subsidiaries, effective September 24, 2008. Pursuant to his resignation we entered into a Separation Agreement with Mr. Consalvi. Pursuant to the Agreement, Mr. Consalvi returned 400,000 shares of our common stock to us for cancellation in order to repay certain obligations he owed us. The shares were cancelled, effective October 6, 2008. Mr. Consalvi continues to work with us selling CNC machines as an independent contractor.

ITEM 6. Exhibits.

(a) Exhibits
Item No.	Description

3.1 (1)	Articles of Incorporation of Gateway International Holdings, Inc., a Nevada corporation, as amended

3.2 (1)	Bylaws of Gateway International Holdings, Inc., a Nevada corporation

10.1 (1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2 (1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.3 (1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4 (1)	Employment Agreement with Timothy D. Consalvi dated February 1, 2007

10.5 (1)	Employment Agreement with Joseph T.W. Gledhill dated February 5, 2007

10.6 (2)	Employment Agreement with Lawrence A. Consalvi dated February 5, 2007

10.7 (1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.8 (1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

Item No.	Description

10.9 (1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.10 (3)	Separation Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 26, 2008.

10.11	Sales Agent Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 30, 2008 (filed herewith).

10.12	Loan Agreements with Pacific Western Bank dated September 29, 2008 (filed herewith).

21 (1)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Timothy D. Consalvi (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Steve Kasprisin (filed herewith).

32.1	Section 1350 Certification of Timothy D. Consalvi (filed herewith).

32.2	Section 1350 Certification of Steve Kasprisin (filed herewith).

(1)	Incorporated by reference from our Registration Statement on Form 10-12G filed with the Commission on May 16, 2008.

(2)	Incorporated by reference from our Registration Statement on First Amended Form 10-12G/A filed with the Commission on July 16, 2008.

(3)	Incorporated by reference from our First Amended Current Report on Form 8-K/A filed with the Commission on October 10, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gateway International Holdings, Inc.

Dated: November 12, 2008		/s/ Timothy D. Consalvi
	By:	Timothy D. Consalvi
President, Chief Executive
Officer and a Director

Dated: November 12, 2008		/s/ Stephen Kasprisin
	By:	Stephen Kasprisin
Chief Financial Officer,
Secretary and a Director