Form 10-Q
period 2008-12-31
GATEWAY INTERNATIONAL HOLDINGS INC
filed 2009-02-17
CIK 1072248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐     No ☐.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 10, 2009, there were 27,611,956 shares of common stock, par value $0.001, issued and outstanding.

GATEWAY INTERNATIONAL HOLDINGS, INC.

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION
GATEWAY INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2008
		(unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,024,643	$1,226,285
Accounts receivable, net of allowances of $82,000 and $101,500 at June 30, 2008 and December 31, 2008, respectively.	1,648,217	847,718
Inventories	1,721,289	1,385,722
Due from related party	81,000	-
Prepaid and other	180,011	252,619
Deferred income taxes	168,053	368,485
Total current assets	4,823,213	4,080,829

Property and equipment, net	1,603,675	1,426,656
Intangible assets, net	928,439	864,778
Goodwill	392,547	194,378
Deposits and other	61,146	61,146
Deferred income taxes	-	25,790
Total assets	$7,809,020	$6,653,577

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$330,000	$607,000
Accounts payable	1,646,871	1,063,650
Income taxes payable	187,954	-
Accrued expenses and other	213,752	519,634
Accrued interest due to related party	82,173	997
Customer deposits	149,500	179,847
Notes payable	244,635	406,610
Notes payable, related party	734,880	712,787
Capital leases	85,533	79,647
Total current liabilities	3,675,298	3,570,172

Notes payable	429,493	188,198
Notes payable, related party	31,526	4,498
Capital leases	130,361	92,700
Deferred income taxes	58,304	-
Deferred rent	79,126	72,486
Total liabilities	4,404,108	3,928,054

Shareholders’ equity:
Common stock, $0.001 par value: 100,000,000 shares authorized
28,378,645 and 27,611,956 shares issued and outstanding
at June 30, 2008 and December 31, 2008, respectively	28,379	27,612
Additional paid-in capital	8,921,354	8,857,321
Accumulated deficit	(5,544,821)	(6,159,410)
Total shareholders’ equity	3,404,912	2,725,523
Total liabilities and shareholders' equity	$7,809,020	$6,653,577

See accompanying Notes to Consolidated Financial Statements.

GATEWAY INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2008	2007	2008

Sales	$4,765,884	$3,081,709	$8,757,517	$8,130,756
Cost of sales	3,357,096	2,516,725	6,566,410	6,079,760
Gross profit	1,408,788	564,984	2,191,107	2,050,996

Operating expenses:
Selling, general and administrative	1,343,647	1,302,374	2,430,341	2,642,336
Amortization of intangible assets	28,349	31,830	49,734	63,661
Impairment of goodwill	-	198,169	-	198,169
Total operating expenses	1,371,996	1,532,373	2,480,075	2,904,166
Operating income (loss)	36,792	(967,389)	(288,968)	(853,170)

Interest expense (a)	(29,364)	(33,688)	(74,865)	(67,351)
Interest income	1,645	2,375	1,663	4,750
Gain on sale of assets	9,601	16,125	44,974	16,657
Income (loss) before income taxes	18,674	(982,577)	(317,196)	(899,114)

Income tax (provision) benefit	(7,470)	320,022	132,590	284,526
Net income (loss)	$11,204	$(662,555)	$(184,606)	$(614,588)

Net income (loss) per share
Basic	$0.00	$(0.02)	$(0.01)	$(0.02)
Diluted	$0.00	$(0.02)	$(0.01)	$(0.02)

Weighted average number of common shares used in per share calculations:
Basic and diluted	28,011,956	28,419,856	27,856,667	28,362,434

(a) Related party interest expense included in this amount:	$7,959	$9,895	$18,032	$27,927

See accompanying Notes to Consolidated Financial Statements.

GATEWAY INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended December 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(184,606)	$(614,588)
Adjustments to reconcile net loss to net cash provided by operating activities:
Disposition of assets	(25,772)	(16,657)
Depreciation	255,195	209,968
Amortization of intangible assets	49,734	63,661
Stock-based compensation	-	13,743
Imputed interest on related party notes	-	2,458
Impairment of goodwill	-	198,169
Changes in operating assets and liabilities:
Accounts receivable	656,578	800,499
Inventories	(1,093,390)	389,242
Related party receivable	(12,564)	-
Prepaid expenses and other assets	136,071	(72,608)
Accounts payable and accrued expenses	138,853	(255,909)
Customer deposits	524,512	30,347
Income taxes payable	147,004	(187,954)
Deferred rent	68,454	(6,640)
Deferred income taxes	(300,102)	(284,526)
Net cash provided by operating activities	359,967	269,205

Cash flows from investing activities:
Capital expenditures	(188,247)	(28,227)
Deposits and other	35,777	-
Net cash used in investing activities	(152,470)	(28,227)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	(80,823)	277,000
Proceeds from issuance of notes payable	87,782	-
Payments on notes payable	(40,507)	(125,851)
Payments on related party notes payable	(31,354)	(146,938)
Payments on capital leases	(104,581)	(43,547)
Net cash used in financing activities	(169,483)	(39,336)

Net change in cash and cash equivalents	38,014	201,642

Cash and cash equivalents at beginning of period	972,546	1,024,643
Cash and cash equivalents at end of period	$1,010,560	$1,226,285

Supplemental disclosure of cash flow information:
Cash paid for interest	$122,068	$138,228
Cash paid for income taxes	$-	$280,000
Supplemental disclosure of non-cash investing and financing activities:
Conversion of portion of line of credit to term loan	$500,000	$-
Stock issued for creditor settlement	$63,000	$-
Stock issued for acquisition of CNC Repos, Inc.	$440,000	$-
Stock cancelled for repayment of note receivable	$-	$81,000
Conversion of accrued interest into related party notes payable	$-	$97,817
Capital expenditures acquired under capital leases and notes payable	$133,832	$46,531
Stock retired upon cancellation of note	$417	$417

See accompanying Notes to Consolidated Financial Statements.

GATEWAY INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(UNAUDITED)

1.	Business

The Company and its subsidiaries are engaged in the following businesses which represent its business segments:

•
Acquiring, refurbishing and selling new and used CNC machine-tool equipment through our All American CNC Sales, Inc. (“All American”) and Elite Machine Tool (“Elite”) subsidiaries (Machine Sales segment).

•	Manufacturing precision metal component parts for the defense, automotive, aerospace and medical industries through its Eran Engineering, Inc. (“Eran”) subsidiary (Precision Manufacturing segment).

Effective December 9, 2008, three affiliate shareholders of the Company, Timothy D. Consalvi, our former Chief Executive Officer and Director, Joseph Gledhill, an Executive Vice President, Director and 10% shareholder, and Lawrence A. Consalvi, a former officer and Director, and a 10% shareholder, entered into a Stock Purchase Agreement (the “Agreement”) with a third-party, Money Line Capital, Inc. (“Money Line”), whereby Money Line agreed to purchase an aggregate of 11,850,000 shares of the Company’s common stock held by the above named shareholders. These shares represent approximately 43% of our outstanding common stock. The Company did not issue any new shares of stock.

The Company was not a party to the above transactions, however, did acknowledge certain representations and warranties. The Company entered into several ancillary agreements as a result of the above transaction. First, we terminated our employment agreement with Timothy D. Consalvi for serving as our Chief Executive Officer and agreed to pay him one of the two years of severance required under his employment agreement, and entered into a new employment agreement with Mr. Consalvi whereby he is currently employed by us as the President of All American. Second, we consolidated the amounts owed to Mr. Gledhill under previously issued promissory notes and accrued interest into one $650,000 promissory note.  As of December 31, 2008, the Company accrued $147,745 for unpaid amounts severance due which has been included in accrued expenses in the accompanying consolidated balance sheet.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The consolidated financial statements of Gateway are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended June 30, 2008 as reported in the Company's Form 10-K have been omitted.  The results of operations for the three and six month periods ended December 31, 2007 and 2008 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended June 30, 2008.

Valuation of Long-lived Assets and Other Intangible Assets
Long-lived assets consist primarily of our property, plant, and equipment. Purchased intangible assets include customer relationship.  Intangible assets are amortized using the straight-line method over estimated useful lives.  Because all of intangible assets are subject to amortization, the Company reviews these intangible assets for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”.

The Company reviews its individual intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. A long-lived asset or other intangible asset is considered impaired when its anticipated undiscounted cash flow is less than its carrying value. In making this determination, the Company uses certain assumptions, including, but not limited to: (i) estimates of the fair market value of these assets; and (ii) estimates of future cash flows expected to be generated by these assets, which are based mainly on sales projections. As of December 31, 2008, the Company evaluated its intangible asset acquired in connection with the CNC Repos, Inc. (“CNC Repos”).  Due to the recent decline in the Company’s estimated stock price and economic downturn, an impairment test was performed and based on that analysis, no impairment was required.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company has determined its deferred tax assets resulting from net operating losses will be utilized in future periods to offset taxable income.

Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. The following computation sets forth the potentially dilutive shares which have been excluded from the computation of diluted net loss per share since their effects are anti-dilutive.

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2008	2007	2008

Unissued common stock subject to vesting	-	-	-	10,963

3.	Concentrations

The Precision Manufacturing Group is a manufacturer of precision components used in equipment and machinery in the commercial aviation, medical, aerospace and defense industries. Sales within this segment are highly concentrated within one customer, Panasonic Avionics Corporation (“Panasonic”). The loss of all or a substantial portion of sales to this customer would cause us to lose a substantial portion of our sales within this segment and on a consolidated basis, and have a corresponding negative impact on our operating profit margin due to operation leverage this customer provides. This could lead to sales volumes not being high enough to cover our current cost structure or provide adequate operating cash flows. Panasonic has been a customer of ours for approximately 14 years and we believe our relationship is good.

Sales to this customer accounted for consolidated sales for the three and six months ended December 31, 2007 and 2008 as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2008	2007	2008

Percent of sales	28%	21%	29%	37%
Number of customers	1	1	1	1

4.	Inventories

Inventories consist of the following at:
	June 30,	December 31,
	2008	2008
Finished components and parts	$612,825	$607,029
CNC machines held for sale	740,421	295,804
Work in process	116,832	271,023
Raw materials and parts	251,211	211,866
	$1,721,289	$1,385,722

5.	Goodwill

Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. The Company evaluates its goodwill for impairment in the period in which the anniversary date for the transaction which gave rise, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the three months ended December 31, 2008, the Company tested for impairment of its goodwill arising from the acquisition of CNC Repos, Inc. (“CNC Repos”).

The Company performed it impairment test for CNC Repos as prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets” which provided an indicator that goodwill impairment is probable.  Accordingly, the Company performed step two of the SFAS 142 impairment analysis to determine the amount of goodwill impairment to be recorded.  The amount was calculated by comparing the implied fair value of the goodwill to its carrying amount.  This exercise required the Company to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit.  Any remaining fair value would be the implied fair value of goodwill on the testing date.   Based on its analysis, the Company determined that the carrying value exceeded the fair value, and therefore, an impairment charge of $198,169 was recognized during the three months ended December 31, 2008.

The determination as to whether a write-down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill is attributed.  The impairment was attributable to (i) lower internal sales forecast and cash flows attributable to the current economic environment which has negatively impacted the ability of our customers to obtain financing for capital purchases and (ii) a decline the Company’s stock price since the date of acquisition.

6.	Accrued Expenses

Accrued expenses consist of the following at:
	June 30,	December 31,
	2008	2008
Compensation, benefits and related	$160,071	$304,884
Severance due to Larry Consalvi	—	165,215
Other	53,681	49,535
	$213,752	$519,634

7.	Line of Credit and Notes Payable

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

The line of credit has a stated interest rate equal to the lender's referenced prime rate plus 1.5%. Interest is payable monthly with the outstanding principal balance due on September 21, 2009. The amount available for borrowings is determined based on a monthly basis based on 80% of eligible accounts receivable, as defined. As of December 31, 2008, the Company also has an irrevocable letter of credit outstanding of $100,000. The proceeds from the line of credit have been used for working capital needs.

The term loan provides for borrowings of up to $500,000. The loan has a stated interest rate equal to the lender's referenced prime rate plus 1.5%. Principal and interest payments are payable monthly.

The amount available for borrowings under the line of credit is determined on a monthly basis based on 80% of eligible accounts receivable, less the amount outstanding under the letter of credit, as defined. The term loan provides for borrowings of up to $500,000. The loan bears interest at the lender's referenced prime rate plus 1.5% with principal and interest payments due monthly.  As of December 31, 2008, the balance outstanding under the line of credit exceeded the borrowing base amount by $52,000.  On February 11, 2009, the Company repaid the $52,000 that exceeded the borrowing base amount.

As of December 31, 2008, the Company did not meet its minimum tangible net worth covenant, as set forth in the credit agreement.  The following sets forth the measurement of the covenant as of December 31, 2008.

Covenant	Measurement
Maintain a minimum tangible net worth of $2,500,000, to be evaluated quarterly;	$2,316,367

On February 12, 2009, the Company received a letter of forbearance from Pacific Western Bank, pursuant to which Pacific Western Bank agreed to forbear, on a day-to-day basis, from exercising the rights and remedies available to it under the credit agreement for the Company’s failure to meet the above-listed covenant.  The forbearance shall cease upon the earlier of: (i) March 31, 2009; (ii) the occurrence of any additional Event of Default under the credit agreement; or (iii) the covenant is changed in a new credit agreement entered into with any renewal of the line of credit.

Related Party Note Payable
On December 8, 2008, the Company amended the terms of a notes payable together with accrue interest due to Joseph Gledhill totaling $644,025 (“Original Note”) due January 31, 2009 into a note for $650,000 (“Amended Note”).  Under the terms of the Amended Note, the principal balance is to be repaid as follows: (i) $200,000 on January 31, 2009, (ii) $100,000 per month from February 2009 through April 2009 and (iii) $150,000 on May 31, 2009. The Amended Note bears interest at a rate of 8% per annum in the event the Company does not make the principal payments in accordance with their due dates.  The Company has imputed an interest rate of 8%.

In accordance with Emerging Issues Task Force 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company determined the change in the present value of the expected cash flows between the Amended Note and the Original Notes was less than 10%; therefore for financial reporting purposes, the amendment to the Original Note was treated as a modification of debt.  Accordingly, no gain or loss was recorded as a result of the modification.

8.	Litigation

1.           Onofrio Saputo and Christopher Frisco v. Gateway International Holdings, Inc., Lawrence Consalvi, Timothy Consalvi and Joe Gledhill, Court of the State of California, County of Orange, Case No. 30-2008-00110905.  Plaintiffs filed this action on August 21, 2008.

The Complaint, which has causes of action for securities fraud, breach of fiduciary duties, fraud and deceit, and rescission, alleges that the defendants intentionally misrepresented, or failed to disclose, certain facts regarding the company prior to the plaintiffs purchasing Gateway International Holdings, Inc. common stock.  The Complaint seeks total monetary damages of approximately $188,415, plus interest, and punitive damages.  The Company filed an Answer to the Complaint on October 17, 2008, denying the allegations of the Complaint, denying that plaintiffs are entitled to any relief whatsoever and asserting various affirmative defenses.  A trial date has not yet been scheduled and the Court has set a Case Management Conference for February 23, 2009.  No amounts have been accrued for this matter in the accompanying consolidated financial statements.

The Company’s management believes it has meritorious defenses to the plaintiff’s claims and plans to vigorously defend against the lawsuit.  However, there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur, there could be a material adverse effect on our financial condition, results of operations or liquidity.  The Company has reached an agreement in principal with the plaintiffs to settle this matter but no definitive settlement agreement has been signed.

2.          Voicu Belteu v. Mori Seiki Co., Ltd.; Mori Seiki U.S.A., Inc.; All American CNC Sales, Inc. dba Elite Machine Tool Company; Ellison Manufacturing Tech., Superior Court for the State of California, County of Orange, Case No. 30-2008-00103710. Plaintiff filed this action on March 7, 2008.

The Complaint, which has causes of action for strict products liability and negligence, alleges that a CNC machine manufactured by Mori Seiki and sold through the Company’s subsidiary, All American CNC Sales, Inc. dba Elite Machine Tool Company, was defective and injured the plaintiff.  The Complaint seeks damages in excess of $6,300,000 for medical expenses, future medical expenses, lost wages, future lost wages and general damages.  The Company filed cross-complaints against several individuals and entities involved in the machine purchase and sales transaction, seeking indemnity, contribution, and damages based on other legal theories.   The Company filed an Answer to the Complaint along with the various aforementioned cross-complaints.  Some of the cross-defendants are seeking to dismiss certain claims we have brought against them, which will be before the Court shortly.   Discovery has commenced in this action both by the Company and by some of the other parties but substantial discovery work remains, including depositions of various witnesses.  The Company’s management believes it has meritorious defenses to plaintiff’s claims and plans to vigorously defend against the lawsuit and pursue Mori Seiki, and possibly other entities or individuals, for any damages the Company incurs.  However, there can be no assurance as to the outcome of the lawsuit.  No amounts have been accrued for this matter in the accompanying consolidated financial statements.

3.          James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08.  The Company was served with a Demand for Arbitration and Statement of Claim, which was filed on September 16, 2008.

The Statement of Claim alleges that claimant is an attorney who performed services for the Company pursuant to an agreement dated April 2, 2007 between the Company and the claimant.  The Statement of Claim alleges the Company breached the agreement and seeks compensatory damages in the amount of $195,000 plus interest, attorneys’ fees and costs.  The Company denies the allegations of the Statement of Claim and will vigorously defend against these allegations.  An arbitrator has not yet been selected, and a trial date has not yet been scheduled.  The parties have informally agreed to attend mediation in order to discuss a potential resolution of the matter, which should occur in the next 60 days.  The parties have agreed to stay arbitration pending completion of mediation.  No amounts have been accrued for this matter in the accompanying consolidated financial statements.

4.          Elite Machine Tool Company v. ARAM Precision Tool and Die, Avi Amichai, Superior Court for the State of California, County of Orange, Case No. 30-2008-00090891. Elite Machine filed this action on August 8, 2008.

The Complaint alleges breach of contract for the defendants failing to pay Elite Machine for a machine the defendants purchased from Elite Machine, and seeks damages totaling $16,238. ARAM Precision Tool and Die filed its Answer and Cross-Complaint on October 1, 2008.  The Cross-Complaint alleges that Elite Machine failed to deliver certain parts of the machine per the sales contract and seeks damages totaling $25,000.  Plaintiff and Defendant have both served and discovery, respectively, and are now engaging in the meet and confer process to resolve any outstanding discovery issues.  Management believes the machine was sold to ARAM as represented and thus ARAM’s claims have no merit and intends to vigorously defend against the Cross-Complaint.  Trial has been set for May 4, 2009.  No amounts have been accrued for this matter in the accompanying consolidated financial statements.

5.          RACL, Inc. v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650.  Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with RACL by failing to deliver a machine that conforms to the specifications requested by RACL, and requests damages totaling $138,750.  Elite Machine filed a timely Answer.  Discovery has commenced in this matter but is not expected to be concluded for several months.   The Court has set a Case Management Conference for April 2, 2009.  Management intends to aggressively defend itself against this claim.  No trial date has been set.  No amounts have been accrued for this matter in the accompanying consolidated financial statements.

6.           All American CNC v. Sunbelt Machine, Orange County Superior Court, Case No. 0-2008-00112502.  All American filed the Complaint on September 25, 2008.  No trial date has been set.

This case involves a dispute between All American and Sunbelt regarding the sale of a Mori Seiki MH-63 machine by All American to Sunbelt.  Sunbelt has claimed that it received a machine that does not conform to the specifications it ordered.  The amount at issue is approximately $140,000 at this stage.   Subsequent to filing of the above-referenced suit, Sunbelt filed a similar action in Federal District Court in Houston, Texas.  All American plans to seek to transfer and consolidate the federal case into the State of California case in Orange County, California.  Discovery has not commenced.  All American anticipates substantial law and motion activity in this case prior to commencement of discovery.  Management believes that the machine delivered to Sunbelt was conforming and Sunbelt’s claims are without merit.  Management intends to vigorously defend this claim.  No amounts have been accrued for this matter in the accompanying consolidated financial statements.

9.	Common Stock

During the quarter ended September 30, 2008, the Company cancelled 416,689 shares of common stock previously issued to secure a repaid promissory note.

On October 6, 2008, Mr. Lawrence Consalvi returned and the Company cancelled shares 400,000 shares of common stock in exchange for the cancellation of amounts due to the Company.

10.	Related Party Transactions

In connection with the close of the Company’s financial statements for the year ended June 30, 2008, the Company discovered it paid Lawrence Consalvi for certain expenses submitted for reimbursement. Due to the lack of documentation surrounding the nature of the expense, Mr. Consalvi agreed to reimburse the Company $81,000 or return 400,000 shares of the Company’s common stock. On October 6, 2008, Mr. Consalvi returned 400,000 shares of common stock in exchange for the cancellation of amounts due to the Company.  There was no gain or loss recognized on this transaction.

On September 26, 2008, the Company entered into a separation agreement with Lawrence Consalvi, the Company’s former Executive Vice President, former Director and shareholder. In connection with this agreement, the Company is required provide severance payments to be paid over a nine-month period. The payments consist of salary, health insurance and a car allowance. The remaining obligations have been included in accrued expenses in the accompanying consolidated balance sheet.

11.	Segments and Geographic Information

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

Three Months Ended
December	Machine Sales		Precision Manufacturing		Corporate		Total
31,	2007	2008	2007	2008	2007	2008	2007	2008

Revenues	$3,324,896	$1,897,678	$1,440,988	$1,184,031	$-	$-	$4,765,884	$3,081,709
Income (loss) before taxes	102,246	(428,495)	194,798	(15,689)	(278,370)	(538,393)	18,674	(982,577)

Six Months Ended	Machine Sales		Precision Manufacturing		Corporate		Total
December 31,	2007	2008	2007	2008	2007	2008	2007	2008

Revenues	$6,228,331	$5,148,584	$2,529,186	$2,982,172	$-	$-	$8,757,517	$8,130,756
Income (loss) before taxes	178,830	(539,039)	240,914	543,368	(736,940)	(903,443)	(317,196)	(899,114)

Sales are derived principally from customers located within the United States.

12.	Subsequent Events

On January 10, 2008, the Company entered into a promissory note agreement in the amount of $100,000 with a shareholder of the Company, Onofrio Saputo (“Saputo”) who is also the brother in-law to Larry Consalvi, the Company’s former Executive Vice President and former member of the Company’s board of directors. The note was due on or before January 10, 2009 and is secured by 357,142 shares of common stock of the Company. The note bears interest at a rate of 9.25% per annum and is payable upon maturity of the note.

On January 22, 2009, the Company, Saputo and Money Line entered into an agreement whereby Money Line agreed to purchase the promissory note from the Company for $100,000 and to purchase the underlying shares of common stock in exchange for a settlement and mutual release between the above parties.  This transaction is set to close within five business days after both parties confirm they have the documentation required under the agreement.  This confirmation has not occurred and the transaction has not closed.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of Gateway International Holdings, Inc. (“Gateway”, “we,” “us” or “Company”) for the three months ended December 31, 2008, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Sales to this customer accounted for consolidated sales for the three and six months ended December 31, 2007 and 2008 as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2008	2007	2008

Percent of sales	28%	21%	29%	37%
Number of customers	1	1	1	1

Trends Affecting Our Business

The recent tightening of the capital markets has adversely affected our sales of new and used CNC machines. Historically, as capital markets tighten, companies finance the purchases capital equipment on credit, such as the CNC machines we sell. Our customers are having more difficulty in obtaining credit and, therefore, are unable to purchase machines that they may be able to purchase in better financial times.

On September 30, 2008, Mr. Lawrence A. Consalvi resigned from his position as one of our Directors and as an Executive Vice President, as well as from all officer and director positions he held with our subsidiaries. Mr. Consalvi continues to work with us selling CNC machines, but as an independent sales agent. If Mr. Consalvi elected to stop selling machines for us, it would have a negative impact on our business.

The primary components sold by our Precision Manufacturing segment are parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft.  In early September 2008, Boeing Co.’s (“Boeing”) largest labor union went on strike, causing Boeing to immediately halt its production of aircraft. The strike was settled on November 1, 2008. As a result of the strike, Boeing delivered five commercial aircraft in October 2008 and 12 in September 2008, down from 36 in both July and August 2008. Although the strike has ended there is no timetable as to when production levels will be restored to pre-strike numbers. The Boeing strike and the current economic climate has an adverse affect on Panasonic’s orders to us, and has resulted in delays in scheduled shipment of products which has had a negative effect on our business during the three months ended December 31, 2008.

The operating results within our Precision Manufacturing segment are characterized by relatively high fixed costs. Increases and decreases in our production activity result in the allocation of fixed manufacturing costs over a larger or reduced number of parts, which yields lower or higher per unit costs. As a result, our manufacturing activity can significantly affect our gross profit margin and the valuation of our inventory. Our manufacturing rates have varied from period to period based on production capacity which is drive by market demand.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of sales and expenses during the reporting period. Significant estimates made by management are, among others, realization of inventories, utilization of deferred tax assets, collectability of accounts receivable, litigation, impairment of goodwill, and long-lived assets other than goodwill. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from these estimates; our future results of operations may be affected.

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

Valuation of Long-lived Assets and Other Intangible Assets

Long-lived assets consist primarily of our property, plant, and equipment. Purchased intangible assets include customer relationship.  Intangible assets are amortized using the straight-line method over estimated useful lives.  Because all of intangible assets are subject to amortization, we review these intangible assets for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. We evaluate our goodwill for impairment in the period in which the anniversary date for the transaction which gave rise, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the three months ended December 31, 2008, we tested for impairment of its goodwill arising from the acquisition of CNC Repos, Inc. (“CNC Repos”).

We performed our impairment test for CNC Repos as prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets” which provided an indicator that goodwill impairment was probable.  Accordingly, we performed step two of the SFAS 142 impairment analysis to determine the amount of goodwill impairment to be recorded.  The amount was calculated by comparing the implied fair value of the goodwill to its carrying amount.  This exercise required us to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit.  Any remaining fair value would be the implied fair value of goodwill on the testing date.  Based on its analysis, management determined that the carrying value exceeded the fair value, and therefore, an impairment charge of $198,169 was recognized during the three months ended December 31, 2008.

The impairment was attributable to (i) lower internal sales forecast and cash flows attributable to the current economic environment which has negatively impacted the ability of our customers to obtain financing for capital purchases and (ii) a decline the our estimated fair value of our stock price since the date of acquisition.

Fair Value Accounting

Effective July 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS, No. 157”), “Fair Value Measurements”, to account for our financial assets and liabilities. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1 - Observable quoted prices for identical instruments in active markets;
•
Level 2 - Observable quoted prices for similar instruments in active markets, observable quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; or

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We do not have financial assets or liabilities, as defined under SFAS No. 157.

Results of Operation

	Three Months Ended December 31,		Three Months Ended December 31, 2008
	2007	2008	Change ($)	Change (%)
Sales by segment:
Machine Sales	$3,324,896	$1,897,678	$(1,427,218)	-43%
Precision Manufacturing	1,440,988	1,184,031	(256,957)	-18%
	4,765,884	3,081,709	(1,684,175)	-35%
Gross profit by segment:
Machine Sales	795,643	234,393	(561,250)	-71%
Precision Manufacturing	613,145	330,591	(282,554)	-46%
	1,408,788	564,984	(843,804)	-60%
Gross margin by segment
Machine Sales	24%	12%		-12%
Precision Manufacturing	43%	28%		-15%

	Six Months Ended December 31,		Six Months Ended December 31, 2008
	2007	2008	Change ($)	Change (%)
Sales by segment:
Machine Sales	$6,228,331	$5,148,584	$(1,079,747)	-17%
Precision Manufacturing	2,529,186	2,982,172	452,986	18%
	8,757,517	8,130,756	(626,761)	-7%
Gross profit by segment:
Machine Sales	1,318,899	834,030	(484,869)	-37%
Precision Manufacturing	872,208	1,216,966	344,758	40%
	2,191,107	2,050,996	(140,111)	-6%
Gross margin by segment
Machine Sales	21%	16%		-5%
Precision Manufacturing	34%	41%		6%

Results of Operation for the Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2008

Sales

Sales in the fiscal 2009 period decreased 7% from the comparable period in fiscal 2008. The change is attributable to an 18% increase in sales within the Precision Manufacturing Group, offset by a 17% decline in sales within the Machine Sales Group.

During the 2009 period, the Precision Manufacturing Group’s sales were adversely impacted by lower shipments to our single largest customer, Panasonic which we believe are due to the Boeing strike and the current economic climate which has resulted in delays in scheduled shipment of parts.

During the 2009 period, the Machine Sales Group experienced lower unit sales due to the recent tightening of credit which made it more difficult for our customers to obtain credit to purchase both new and used CNC machines.

Gross Margin

Gross profit decreased by 60% in the fiscal 2009 period from the comparable period in fiscal 2008. Gross margin decreased by 12% to 18%. The change resulted from lower gross margins from both the Precision Manufacturing and Machine Sales Groups.

The decrease within the Precision Manufacturing Group resulted from lower production activity in the 2009 period. The lower production activity impacted gross margins as follow (as a percent of sales):

•	9% increase resulting in underutilization of direct labor;
•	4% increase outside services; and
•	5% increase in direct overhead.

Selling, General & Administrative

Selling, general and administrative costs increased by $41,273 compared to the comparable period in fiscal 2008. The increase was attributable to nonrecurring compensation related obligations of approximately $260,000 incurred during the 2009 period and the absence of management bonuses.  During the 2008 period, management bonuses totaled approximately $171,600.

Impairment of Goodwill

During the fiscal 2009 period, we recorded an impairment charge for goodwill of $198,169 compared to $0 for the comparable period in fiscal 2008.

Interest Expense

Interest expense increased by $4,324 compared to the comparable period in fiscal 2008. The change is attributable to higher average debt balances, partially offset by decreases in the variable interest rates on certain debt obligations, primarily our line of credit.

Gain on Sale of Assets

During the fiscal 2009 and 2008 periods, we recognized gains from the sale of assets as we sold certain manufacturing equipment within the Precision Manufacturing Group.

Income Tax Benefit

During the 2009 period, the effective tax benefit rate was 33%.  The significant components contributing the decrease from our statutory tax rate included the non-deductibility of the impairment of goodwill; partially offset by timing differences for certain accrued liabilities which impacted the tax benefit rate by a decrease of 20% and an increase of 33%, respectively.

Results of Operation for the Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2008

Sales

Sales in the fiscal 2009 period decreased 7% from the comparable period in fiscal 2008. The change is attributable to an 18% increase sales within the Precision Manufacturing Group, offset by a 17% decline in sales within the Machine Sales Group.

During the second quarter of fiscal 2009 sales within both the Precision Manufacturing and Machine Sales Groups were adversely impacted. The decline within the Precision Manufacturing Group resulted from lower shipments to our single largest customer, Panasonic which we believe are due to the Boeing strike and the current economic climate which has resulted in delays in scheduled shipment of products.

During second quarter of 2009 period, the Machine Sales Group experienced lower unit sales due to the recent tightening of credit which made it more difficult for customers to obtain credit to purchase both new and used CNC machines.

Gross Margin

Gross profit decreased by 6% in the fiscal 2009 period from the comparable period in fiscal 2008. Gross margin remained flat at 25%. During this period, gross margins increased by 6% within the Precision Manufacturing due to higher manufacturing activity during the 2009 period. During the 2009 period, gross margins within the Machine Tools Group declined by 5% primarily resulting from higher refurbishment costs.

Selling, General & Administrative

Selling, general and administrative costs increased by $211,995 compared to the comparable period in fiscal 2008. The increase was attributable to nonrecurring compensation and severance obligations of approximately $417,000 incurred during the 2009 period and the absence of management bonuses.  During the 2008 period, management bonuses totaled approximately $171,600.

Impairment of Goodwill

During the fiscal 2009 period, we recorded an impairment charge for goodwill of $198,169 compared to $0 for the comparable period in fiscal 2008.

Interest Expense

Interest expense decreased by $7,514 compared to the comparable period in fiscal 2008. The change is attributable to higher average debt balances, offset by decreases in the variable interest rates on certain debt obligations, primarily our line of credit.

Gain on Sale of Assets

During the fiscal 2009 and 2008 periods, we recognized gains from the sale of assets as we sold certain manufacturing equipment within the Precision Manufacturing Group.

Income Tax Benefit

During the 2009 and 2008 periods, the effective tax benefit rates were 31.5% and 41.6%.  The significant components contributing the decrease from our statutory tax rate during the 2009 period included the non-deductibility of the impairment of goodwill; partially offset by timing differences for certain accrued liabilities.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including Joseph Gledhill, an executive officer of ours, and Pacific Western Bank (“PWB”). In addition, on February 23, 2007, we received net proceeds from the sale of our Precision Manufacturing Group’s facility of $1,926,605, of which $641,667 was used to repay the balance outstanding on a credit facility secured by the building. At December 31, 2008, our cash and cash equivalents increased by $201,642 and our working capital decreased by $637,258 from the June 30, 2008 amounts, respectively.

At December 31, 2008, we had $926,445 in debt outstanding under our credit agreement with Pacific Western Bank, an increase of $193,667 from June 30, 2008. The credit agreement provides for borrowings of up to $1,500,000 consisting of a $1,000,000 line of credit and letter of credit and a $500,000 term loan and a letter of credit. The amount outstanding under the line of credit, term loan and letter of credit are $607,000, $319,445 and $100,000, respectively. The credit agreement is currently secured by substantially all of our assets and personal guarantees by two of our executive officers, Joseph Gledhill and Timothy Consalvi.

The amount available for borrowings under the line of credit is determined on a monthly basis based on 80% of eligible accounts receivable, less the amount outstanding under the letter of credit, as defined. The term loan provides for borrowings of up to $500,000. The loan bears interest at the lender's referenced prime rate plus 1.5% with principal and interest payments due monthly.  As of December 31, 2008, the balance outstanding under the line of credit exceeded the borrowing base amount by $52,000.  On February 11, 2009, we repaid the $52,000 that exceeded the borrowing base amount.

As of December 31, 2008, we did not meet minimum tangible net worth covenant, as set forth in our credit agreement.  The following sets forth our measurement of the covenant as of December 31, 2008.

Covenant	Measurement

Maintain a minimum tangible net worth of $2,500,000, to be evaluated quarterly;	$2,316,367

On February 12, 2009, we received a letter of forbearance from Pacific Western Bank, pursuant to which Pacific Western Bank agreed to forbear, on a day-to-day basis, from exercising the rights and remedies available to it under the credit agreement for our failure to meet the above-listed covenant  The forbearance shall cease upon the earlier of: (i) March 31, 2009; (ii) the occurrence of any additional Event of Default under the credit agreement; or (iii) the covenant is changed in a new credit agreement entered into with any renewal of the line of credit.   If, in the future, we are not able maintain our financial covenants, we may be required to repay the outstanding balance which would have a material adverse impact to our liquidity.

Cash Flows

The following table sets forth our cash flows for the six months ended December 31:

Provided by (used in)	2007	2008	Change

Operating activities	$359,967	$269,205	$(90,762)
Investing activities	(152,470)	(28,227)	124,243
Financing activities	(169,483)	(39,336)	130,147

	$38,014	$201,642	$163,628

Operating Activities

Operating cash flows during the fiscal 2008 and 2009 fiscal periods reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the 2009 period, non-cash expenses included in our results of operations and in operating activities totaled $471,342 and $279,157 in the 2008 period. The increase was primarily to the impairment of goodwill charge during the 2009 period totaling $198,169.

The increase in operating assets and liabilities for the 2008 and 2009 periods were $265,416 and $412,451, respectively. During the 2009 period, the increase in operating resulted from lower accounts receivable, inventory and accounts payable balances. The change in accounts receivable is lower sequential sales within both the Machine Sales and Precision Manufacturing segments while the change in inventory and accounts payable are due to the reduction of CNC machine inventory.

The changes in operating assets for the 2008 period were primarily attributable a reduction in accounts receivable, offset increases in inventory and customer deposits. The changes in inventory resulting purchases of CNC machines for customer deposits received and for forecasted demand.

Investing Activities

We made capital expenditures of $188,247 and $28,227 during the first six months of the fiscal 2008 and 2009 periods, respectively. During the 2008 period, our expenditures primarily consisted of equipment employed by our Precision Manufacturing Group.

Financing Activities

During the first six months of the fiscal 2008 and 2009 periods, we repaid (net of borrowings) $169,483 and $39,336, respectively of outstanding debt and capital lease obligations. During the 2009 period, we borrowed a total of $277,000 on our line of credit, as compared to $80,823 of net repayments during the 2008 period.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008 in alerting them in a timely manner to material information required to be disclosed by us in the reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

1.           Onofrio Saputo and Christopher Frisco v. Gateway International Holdings, Inc., Lawrence Consalvi, Timothy Consalvi and Joe Gledhill, Court of the State of California, County of Orange, Case No. 30-2008-00110905.  Plaintiffs filed this action on August 21, 2008.

The Complaint, which has causes of action for securities fraud, breach of fiduciary duties, fraud and deceit, and rescission, alleges that the defendants intentionally misrepresented, or failed to disclose, certain facts regarding the company prior to the plaintiffs purchasing Gateway International Holdings, Inc. common stock.  The Complaint seeks total monetary damages of approximately $188,415, plus interest, and punitive damages.  We filed an Answer to the Complaint on October 17, 2008, denying the allegations of the Complaint, denying that plaintiffs are entitled to any relief whatsoever and asserting various affirmative defenses.  A trial date has not yet been scheduled and the Court has set a Case Management Conference for February 23, 2009.

Management believes we have meritorious defenses to the plaintiff’s claims and plan to vigorously defend against the lawsuit.  However, there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur, there could be a material adverse effect on our financial condition, results of operations or liquidity.  We have reached an agreement in principal with the plaintiffs to settle this matter but no definitive settlement agreement has been signed.

2.          Voicu Belteu v. Mori Seiki Co., Ltd.; Mori Seiki U.S.A., Inc.; All American CNC Sales, Inc. dba Elite Machine Tool Company; Ellison Manufacturing Tech., Superior Court for the State of California, County of Orange, Case No. 30-2008-00103710. Plaintiff filed this action on March 7, 2008.

The Complaint, which has causes of action for strict products liability and negligence, alleges that a CNC machine manufactured by Mori Seiki and sold through our subsidiary, All American CNC Sales, Inc. dba Elite Machine Tool Company, was defective and injured the plaintiff.  The Complaint seeks damages in excess of $6,300,000 for medical expenses, future medical expenses, lost wages, future lost wages and general damages.  We have filed cross-complaints against several individuals and entities involved in the machine purchase and sales transaction, seeking indemnity, contribution, and damages based on other legal theories.   We filed an Answer to the Complaint along with the various aforementioned cross-complaints.  Some of the cross-defendants are seeking to dismiss certain claims we have brought against them, which will be before the Court shortly.   Discovery has commenced in this action both by us and by some of the other parties but substantial discovery work remains, including depositions of various witnesses. Management believes we have meritorious defenses to plaintiff’s claims and plan to vigorously defend against the lawsuit and pursue Mori Seiki, and possibly other entities or individuals, for any damages we incur.  However, there can be no assurance as to the outcome of the lawsuit.

3.          James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08.  We were served with a Demand for Arbitration and Statement of Claim, which was filed on September 16, 2008.

The Statement of Claim alleges that claimant is an attorney who performed services for us pursuant to an agreement dated April 2, 2007 between us and the claimant.  The Statement of Claim alleges that we breached the agreement and seeks compensatory damages in the amount of $195,000 plus interest, attorneys’ fees and costs.  We deny the allegations of the Statement of Claim and will vigorously defend against these allegations.  An arbitrator has not yet been selected, and a trial date has not yet been scheduled.  The parties have informally agreed to attend mediation in order to discuss a potential resolution of the matter, which should occur in the next 60 days.  The parties have agreed to stay arbitration pending completion of mediation.

4.          Elite Machine Tool Company v. ARAM Precision Tool and Die, Avi Amichai, Superior Court for the State of California, County of Orange, Case No. 30-2008-00090891. Elite Machine filed this action on August 8, 2008.

The Complaint alleges breach of contract for the defendants failing to pay Elite Machine for a machine the defendants purchased from Elite Machine, and seeks damages totaling $16,238. ARAM Precision Tool and Die filed its Answer and Cross-Complaint on October 1, 2008.  The Cross-Complaint alleges that Elite Machine failed to deliver certain parts of the machine per the sales contract and seeks damages totaling $25,000.  Plaintiff and Defendant have both served and discovery, respectively, and are now engaging in the meet and confer process to resolve any outstanding discovery issues.  Management believes the machine was sold to ARAM as represented and thus ARAM’s claims have no merit and intends to vigorously defend against the Cross-Complaint.  Trial has been set for May 4, 2009.

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with RACL by failing to deliver a machine that conforms to the specifications requested by RACL, and requests damages totaling $138,750.  Elite Machine filed an Answer timely.  Discovery has commenced in this matter but is not expected to be concluded for several months.   The Court has set a Case Management Conference for April 2, 2009.  Management intends to aggressively defend itself against this claim.  No trial date has been set.

6.           All American CNC v. Sunbelt Machine, Orange County Superior Court, Case No. 0-2008-00112502.  All American filed the Complaint on September 25, 2008.  No trial date has been set.

This case involves a dispute between All American and Sunbelt regarding the sale of a Mori Seiki MH-63 machine by All American to Sunbelt.  Sunbelt has claimed that it received a machine that does not conform to the specifications it ordered.  The amount at issue is approximately $140,000 at this stage.   Subsequent to filing of the above-referenced suit, Sunbelt has filed a similar action in Federal District Court in Houston, Texas.  All American plans to seek to transfer and consolidate the federal case into the State of California case in Orange County, California.  Discovery has not commenced.  All American anticipates substantial law and motion activity in this case prior to commencement of discovery.  Management believes that the machine delivered to Sunbelt was conforming and Sunbelt’s claims are without merit.  Management intends to vigorously defend this claim.

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

Pursuant to a Stock Purchase Agreement, three of our affiliate-shareholders sold shares that represent approximately 43% of our outstanding voting rights to Money Line Capital, Inc. (“MLCI”).  These three shareholders also issued irrevocable proxies to MLCI for an additional 1,130,000 shares, which equal approximately 4.1% of our outstanding common stock, granting MLCI the right to vote these shares.  These transactions triggered a requirement under our Fee Agreement with Steve Kasprisin, our Chief Financial Officer, Secretary and a Director, that requires us to issue Mr. Kasprisin 50,000 shares of our common stock upon a change in control.

Pursuant to the Fee Agreement, we issued Mr. Kasprisin 50,000 shares of our common stock on December 10, 2008.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mr. Kasprisin is a sophisticated investor and familiar with our operations.

ITEM 3.	Defaults upon Senior Securities.

There have been no events required to be reported under this Item.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

There have been no events required to be reported under this Item.

ITEM 5.	Other Information.

Lawrence Consalvi Resignation

On September 30, 2008, Mr. Lawrence A. Consalvi resigned from his positions as one of our Directors and as our Executive Vice President, as well as from all officer and director positions he held with our subsidiaries, effective September 24, 2008.  Pursuant to his resignation we entered into a Separation Agreement with Mr. Consalvi.  Pursuant to the Agreement, Mr. Consalvi returned 400,000 shares of our common stock to us for cancellation in order to repay certain obligations he owed us.  The shares were cancelled, effective October 6, 2008.  Mr. Consalvi continues to work with us selling CNC machines as an independent contractor. We are currently in discussions with Mr. Consalvi regarding the possibility of hiring him as the President of Elite Machine, and, by mutual consent of the parties, cancelling all further severance payments owed to Mr. Consalvi.  However, at this time, no new agreement has been reached.

Money Line Transaction

On December 8, 2008, three of our affiliate-shareholders, namely, Timothy D. Consalvi, our Chief Executive Officer and Director, Joseph Gledhill, an Executive Vice President, Director and 10% shareholder, and Lawrence A. Consalvi, a former officer and Director, and a 10% shareholder, entered into a Stock Purchase Agreement (the “Agreement”) with Money Line Capital, Inc., a California corporation (“MLCI”), under which MLCI agreed to purchase an aggregate of 11,850,000 shares of our common stock from these shareholders.  These shares represent approximately 43% of our outstanding common stock.  The transaction closed December 9, 2008.

Although we were not a party to the Agreement we did acknowledge certain representations and warranties in the Agreement, and we entered into several ancillary agreements as a result of the Agreement.  First, we terminated our employment agreement with Timothy D. Consalvi for serving as our Chief Executive Officer, paying him one of the two years of severance required under his employment agreement, and entered into a new employment agreement with Mr. Consalvi whereby he will be employed by us as the President of All American CNC Sales, Inc., one of our wholly-owned subsidiaries.  Second, we consolidated the amounts owed to Mr. Joseph Gledhill under previously issued promissory notes into one $650,000 principal amount promissory note.  Pursuant to this transaction and our Fee Agreement with Stephen M. Kasprisin, one of our directors, we issued Mr. Kasprisin 50,000 shares of our common stock on December 10, 2008.

Also pursuant to this transaction, Mr. Timothy D. Consalvi resigned from his position as our Chief Executive Officer.  Mr. Consalvi’s resignation was effective immediately.  Mr. George Colin replaced Mr. Consalvi as our Chief Executive Officer.

ITEM 6.	Exhibits.

(a)           Exhibits
Item No.	Description

3.1 (1)	Articles of Incorporation of Gateway International Holdings, Inc., a Nevada corporation, as amended

3.2 (1)	Bylaws of Gateway International Holdings, Inc., a Nevada corporation

10.1 (1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2 (1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.3 (1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4 (1)	Employment Agreement with Timothy D. Consalvi dated February 1, 2007

10.5 (1)	Employment Agreement with Joseph T.W. Gledhill dated February 5, 2007

10.6 (2)	Employment Agreement with Lawrence A. Consalvi dated February 5, 2007

10.7 (1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.8 (1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

10.9 (1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.10 (3)	Separation Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 26, 2008

10.11 (4)	Sales Agent Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 30, 2008

10.12 (4)	Loan Agreements with Pacific Western Bank dated September 20, 2008

21 (1)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Timothy D. Consalvi (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Steve Kasprisin (filed herewith).

32.1	Section 1350 Certification of Timothy D. Consalvi (filed herewith).

32.2	Section 1350 Certification of Steve Kasprisin (filed herewith).

(1) Incorporated by reference from our Registration Statement on Form 10-12G filed with the Commission on May 16, 2008.

(2) Incorporated by reference from our Registration Statement on First Amended Form 10-12G/A filed with the Commission on July 16, 2008.

(3) Incorporated by reference from our First Amended Current Report on Form 8-K/A filed with the Commission on October 10, 2008.

(4)  Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2008, as filed with the Commission on November 13, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gateway International Holdings, Inc.

Dated: February 16, 2009		/s/ George Colin
	By:	George Colin
President, Chief Executive
Officer and a Director

Dated: February 16, 2008		/s/ Stephen Kasprisin
	By:	Stephen Kasprisin
Chief Financial Officer,
Secretary and a Director