Form 10-Q
period 2009-03-31
M LINE HOLDINGS INC
filed 2009-05-19
CIK 1072248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number 0-32341

M Line Holdings, Inc.
(Exact Name of Company as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0375818 (I.R.S. Employer Identification No.)
2672 Dow Avenue Tustin, CA (Address of principal executive offices)	92780 (Zip Code)

(714) 630-6253
(Registrant’s telephone number, including area code)

Gateway International Holdings, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X         No ___.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes    X         No ___.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes               No    X   .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes               No              .

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 14, 2009, there were 27,611,956 shares of common stock, par value $0.001, issued and 30,861,356 shares outstanding.

M LINE HOLDINGS, INC.

TABLE OF CONTENTS

PART I

ITEM 1.	Financial Statements (unaudited).	4-6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

ITEM 4T.	Controls and Procedures.	27

PART II

ITEM 1.	Legal Proceedings.	30

ITEM 1A.	Risk Factors.	30

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30

ITEM 3.	Defaults Upon Senior Securities.	30

ITEM 4.	Submission of Matters to a Vote of Security Holders.	31

ITEM 5.	Other Information.	31

ITEM 6.	Exhibits.	33

PART I-FINANCIAL INFORMATION

M LINE HOLDINGS, INC.
(FORMELY KNOWN AS GATEWAY INTERNATIONAL HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

Assets
	March 31, 2009	June 30, 2008

Current assets:
Cash and cash equivalents	$899,537	$1,024,643
Accounts receivable, net of allowances of $81,947 at March 31, 2009 and $82,000 at June 30, 2008, respectively.	552,913	1,648,217
Inventories	1,313,646	1,721,289
Due from related party	-	81,000
Prepaid and other	106,931	180,011
Deferred income taxes	83,959	179,316
Total current assets	2,956,985	4,834,476

Property and equipment, net	1,320,678	1,603,675
Intangible assets, net	832,948	928,439
Goodwill	194,378	392,547
Deposits and other	153,801	61,146
Deferred income taxes	25,790	245,497

Total assets	$5,484,580	$8,065,780

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$520,000	$330,000
Accounts payable	1,278,956	1,646,871
Income taxes payable	800	187,954
Accrued expenses and other	313,749	213,752
Accrued interest due to related party	-	82,173
Customer deposits	29,039	149,500
Notes payable	211,708	244,635
Notes payable, related party	-	734,880
Deferred income taxes	-	11,263
Capital leases	154,351	85,533
Deferred rent	10,115	-
Shares to be issued	650,000	-
Total current liabilities	3,168,718	3,686,561

Notes payable	177,940	429,493
Notes payable, related party	-	31,526
Capital leases	186,777	130,361
Deferred income taxes	-	303,801
Deferred rent	69,167	79,126

Total liabilities	3,602,602	4,660,868

Shareholders’ equity:
Common stock, $0.001 par value: 100,000,000 shares authorized
27,611,956 and 28,378,645 shares issued and outstanding
at March 31, 2009 and June 30, 2008, respectively	27,612	28,379
Additional paid-in capital	8,857,321	8,921,354
Accumulated deficit	(7,002,955)	(5,544,821)
Total shareholders’ equity	1,881,978	3,404,912
Total liabilities and shareholders' equity	$5,484,580	$8,065,780

The accompanying notes form an integral part of these consolidated financial statements

M LINE HOLDINGS, INC
(FORMERLY KNOWN AS GATEWAY INTERNATIONAL HOLDINGS, INC)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months ended March 31,		Nine Months ended March 31,
	2009	2008	2009	2008

Net sales	$1,814,526	$4,521,789	$9,945,282	$13,279,306
Cost of sales	1,458,438	3,399,254	7,538,198	9,965,664
Gross Profit	356,088	1,122,535	2,407,084	3,313,642

Operating expenses:
Selling, general and administrative	852,778	1,187,793	3,495,114	3,618,134
Amortization of intangible assets	31,831	31,831	95,492	81,565
Impairment of goodwill	-	-	198,169	-
Total operating income	884,609	1,219,624	3,788,775	3,699,699

Operating loss	(528,521)	(97,089)	(1,381,691)	(386,057)

Other income (expense):
Interest Income	(2,923)	2,574	1,827	4,237
Interest expenses	(26,776)	(33,431)	(94,127)	(108,296)
Gain on sale of assets	-	(1,537)	16,657	43,437
Total other expense	(29,699)	(32,394)	(75,643)	(60,622)
Loss before income tax	(558,220)	(129,483)	(1,457,334)	(446,679)

Income tax provision (benefit)	(800)	24,049	(800)	156,639

NET LOSS	$(559,020)	$(105,434)	$(1,458,134)	$(290,040)

Net loss per share
Basis	$(0.02)	$(0.00)	$(0.05)	$(0.01)
Dilutive	$(0.02)	$(0.00)	$(0.05)	$(0.01)
Weighted average number of common shares outstanding	27,611,956	28,378,645	27,874,721	28,287,630

The accompanying notes form an integral part of these consolidated financial statements

M LINE HOLDINGS. INC.
(FORMERLY KNOWN AS GATEWAY INTERNATIONAL HOLDINGS, INC)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,458,134)	$(290,040)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	330,945	371,460
Amortization of intangible assets	95,491	81,565
Stock-based compensation	13,743	-
Imputed interest on related party notes	2,458	-
Impairment of goodwill	198,169	-
Changes in operating assets and liabilities:
Accounts receivable	1,095,304	348,189
Inventories	407,643	(799,025)
Prepaid expenses and other assets	(19,575)	27,370
Accounts payable and accrued expenses	(180,990)	(97,778)
Customer deposits	(120,461)	583,522
Deferred rent	157	76,856
Deferred income taxes
Net cash provided by operating activities	364,751	302,119

Cash flows from investing activities:
Capital expenditures	(128,162)	(302,933)
Proceeds from sale of assets	74,790	-
Net cash used in investing activities	(53,373)	(302,933)

Cash flows from financing activities:
Net borrowings on line of credit	190,000	249,868
Proceeds from /(payment to) notes payable	365,520	15,721
Payments on related party notes payable	(848,579)	(109,891)
Capital leases	(143,426)	(122,131)
Net cash provide by/(used in) financing activities	(436,485)	33,567

Net change in cash and cash equivalents	(125,106)	32,753

Cash and cash equivalents at beginning of period	1,024,643	972,546
Cash and cash equivalents at end of period	$899,537	$1,005,299

Supplemental disclosure of cash flow information:
Cash paid for interest	$94,127	$84,260
Cash paid for income taxes	$-	$-
Conversion of portion of line of credit to term loan	$-	$500,000
Stock issued for creditor settlement	$-	$63,000
Stock issued for acquisition of CNC Repos, Inc.	$-	$440,000

The accompanying notes form an integral part of these consolidated financial statements

M LINE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

M Line Holdings, Inc formerly Gateway International Holdings, Inc. (The “Company”, “us”, “we” or “our”) and its subsidiaries are engaged in the following businesses which represent its business segments:

•
Acquiring, refurbishing and selling new and used CNC machine-tool equipment through our All American CNC Sales, Inc. (“All American”) and EM Tool Company, Inc. dba Elite Machine Tool (“Elite”) subsidiaries (Machine Sales segment).

•	Manufacturing precision metal component parts for the defense, automotive, aerospace and medical industries through its Eran Engineering, Inc. (“Eran”) subsidiary (Precision Manufacturing segment).

Effective December 9, 2008, three affiliate shareholders of the Company, Timothy D. Consalvi, our former Chief Executive Officer and Director, Joseph Gledhill, an Executive Vice President, Director and 10% shareholder, and Lawrence A. Consalvi, a former officer and Director, and a 10% shareholder, entered into a Stock Purchase Agreement (the “Agreement”) with a non-related party, Money Line Capital, Inc. (“Money Line”), whereby Money Line agreed to purchase an aggregate of 11,850,000 shares of the Company’s common stock held by the above named shareholders. These shares represent approximately 43% of our outstanding common stock. The Company did not issue any new shares of stock.

The Company was not a party to the above transactions, however, did acknowledge certain representations and warranties. The Company entered into several ancillary agreements as a result of the above transaction. First, we terminated our employment agreement with Timothy D. Consalvi for serving as our Chief Executive Officer and agreed to pay him one of the two years of severance required under his employment agreement, and entered into a new employment agreement with Mr. Consalvi whereby he is currently employed by us as the President of All American. Second, we consolidated the amounts owed to Mr. Gledhill under previously issued promissory notes and accrued interest into one $650,000 promissory note.  As of March 31, 2009, the Company accrued $94,854 for unpaid amounts severance due which has been included in accrued expenses in the accompanying consolidated balance sheet.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of M Line are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission..  The results of operations for the three and nine month periods ended March 31, 2008 and 2009 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended June 30, 2008.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2009 and December 31, 2008, there was no significant book to tax differences.

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

The Company reviews its individual intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. A long-lived asset or other intangible asset is considered impaired when its anticipated undiscounted cash flow is less than its carrying value. In making this determination, the Company uses certain assumptions, including, but not limited to: (i) estimates of the fair market value of these assets; and (ii) estimates of future cash flows expected to be generated by these assets, which are based mainly on sales projections. As of March 31, 2009, the Company evaluated its intangible asset acquired in connection with the CNC Repos, Inc. (“CNC Repos”).  Due to the recent decline in the Company’s estimated stock price and economic downturn, an impairment test was performed and based on that analysis, no impairment was required.

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

Sales to this customer accounted for consolidated sales for the three and nine months ended March 31, 2008 and 2009 as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2009	2008	2009

Percent of sales	89%	67%	86%	70%
Number of customers	1	1	1	1

Account receivable from the customer amounted to $178,884 and $691,624 as of March 31, 2009 and June 30, 2008, respectively.

4.	Inventories

Inventories consist of the following at:
	June 30,	March 31,
	2008	2009
Finished components and parts	$612,825	$670,945
CNC machines held for sale	740,421	201,167
Work in process	116,832	207,107
Raw materials and parts	251,211	234,427
	$1,721,289	$1,313,646

5.	Goodwill

Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. The Company evaluates its goodwill for impairment in the period in which the anniversary date for the transaction which gave rise, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the three months ended March 31, 2009, the Company tested for impairment of its goodwill arising from the acquisition of CNC Repos, Inc. (“CNC Repos”).

The Company performed it impairment test for CNC Repos as prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets” which provided an indicator that goodwill impairment is probable.  Accordingly, the Company performed step two of the SFAS 142 impairment analysis to determine the amount of goodwill impairment to be recorded.  The amount was calculated by comparing the implied fair value of the goodwill to its carrying amount.  This exercise required the Company to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit.  Any remaining fair value would be the implied fair value of goodwill on the testing date.   Based on its analysis, the Company determined that the carrying value exceeded the fair value, and therefore, an impairment charge of $198,169 was recognized during the nine months ended March 31, 2009.

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

6.	Accrued Expenses

Accrued expenses consist of the following at:
	June 30,	March 31,
	2008	2009
Compensation, benefits and related	$160,071	$60,689
Severance due to Larry Consalvi	--	94,854
Other	53,681	158,206
	$213,752	$313,749

7.	Line of Credit and Notes Payable

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

The line of credit has a stated interest rate equal to the lender's referenced prime rate plus 1.5%. Interest is payable monthly with the outstanding principal balance due on September 21, 2009. The amount available for borrowings is determined based on a monthly basis based on 80% of eligible accounts receivable, as defined. As of March 31, 2009, the Company also has an irrevocable letter of credit outstanding of $100,000. The proceeds from the line of credit have been used for working capital needs.

The term loan provides for borrowings of up to $500,000. The loan has a stated interest rate equal to the lender's referenced prime rate plus 1.5%. Principal and interest payments are payable monthly.

The amount available for borrowings under the line of credit is determined on a monthly basis based on 80% of eligible accounts receivable, less the amount outstanding under the letter of credit, as defined. The term loan provides for borrowings of up to $500,000. The loan bears interest at the lender's referenced prime rate plus 1.5% with principal and interest payments due monthly.  As of March 31, 2009, the balance outstanding under the line of credit exceeded the borrowing base amount by $90,508.  On April 14, 2009, the Company repaid $80,000 to reduce the borrowing base amount.  As of April 30, 2009, the Company was in compliance with it’s obligation under the borrowing base limit.

As of March 31, 2009, the Company met its minimum tangible net worth covenant, as set forth in the credit agreement.

However, as of March 31, 2009, the Company is in breach of a covenant under the Pacific Western Bank loan agreement that relates to  losses in two consecutive quarters.  The Company is currently negotiating with the Bank for a letter of forbearance.

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

On March 25, 2009, the Company entered into an Assignment of Promissory Note and Consent Thereto (the “Assignment”) with Money Line Capital, Inc., a California corporation (“MLCI”), its largest shareholder, under which MLCI agreed to assume the Company’s repayment obligations to Joseph Gledhill and Joyce Gledhill under that certain $650,000 principal amount Promissory Note dated December 8, 2008, in exchange for the issuance of 3,250,000 shares of the Company’s common stock (the “Shares”).  Mr. Gledhill, one of the Company’s former directors, and Joyce Gledhill consented to the Assignment.  Pursuant to the Assignment, MLCI and the Gledhill’s entered into a new $650,000 principal amount secured promissory note, a security agreement and a pledge agreement.  The Company is not a party to the new promissory note.  The Company has not issued the 3,250,000 shares to MLCI but is obligated to do so.  The shares will be held in escrow pending MLCI’s repayment of the promissory note.

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

The Complaint, which has causes of action for strict products liability and negligence, alleges that a CNC machine manufactured by Mori Seiki and sold through the Company’s subsidiary, All American CNC Sales, Inc. dba Elite Machine Tool Company, was defective and injured the plaintiff.  The Complaint seeks damages in excess of $6,300,000 for medical expenses, future medical expenses, lost wages, future lost wages and general damages.  The Company filed cross-complaints against several individuals and entities involved in the machine purchase and sales transaction, seeking indemnity, contribution, and damages based on other legal theories.   The Company filed an Answer to the Complaint along with the various aforementioned cross-complaints.  Currently the parties are involved in the meet and confer process to resolve outstanding discovery issues.  The Court has set a Case Management Conference for May 7, 2009.  No trial date has been set.    The Company’s management believes it has meritorious defenses to plaintiff’s claims and plans to vigorously defend against the lawsuit and pursue Mori Seiki, and possibly other entities or individuals, for any damages the Company incurs.  However, there can be no assurance as to the outcome of the lawsuit.  No amounts have been accrued for this matter in the accompanying consolidated financial statements.

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

The Complaint alleges breach of contract for the defendants failing to pay Elite Machine for a machine the defendants purchased from Elite Machine, and seeks damages totaling $16,238. ARAM Precision Tool and Die filed its Answer and Cross-Complaint on October 1, 2008.  The Cross-Complaint alleges that Elite Machine failed to deliver certain parts of the machine per the sales contract and seeks damages totaling $25,000.  Plaintiff and Defendant have both served and responded to discovery, and are now preparing for trial, currently set for June 8, 2009.  .  No amounts have been accrued for this matter in the accompanying consolidated financial statements.

5.          RACL, Inc. v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650.  Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with RACL by failing to deliver a machine that conforms to the specifications requested by RACL, and requests damages totaling $138,750.  Elite Machine filed a timely Answer, on January 15, 2009.  Discovery has commenced in this matter but is not expected to be concluded for several months.   The Court has set a Case Management Conference for September 29, 2009.  Management intends to aggressively defend itself against this claim.  No trial date has been set.  No amounts have been accrued for this matter in the accompanying consolidated financial statements.

6.           All American CNC v. Sunbelt Machine, Orange County Superior Court, Case No. 0-2008-00112502.  All American filed the Complaint on September 25, 2008.  No trial date has been set.

This case involves a dispute between All American and Sunbelt regarding the sale of a Makino MC 98 HMC machine by All American to Sunbelt.  Sunbelt has claimed that it received a machine that does not conform to the specifications it ordered.  The amount at issue is approximately $140,000 at this stage.   Subsequent to filing of the above-referenced suit, Sunbelt filed a similar action in Federal District Court in Houston, Texas.  All American plans to seek to transfer and consolidate the federal case into the State of California case in Orange County, California.  Discovery has not commenced.  All American anticipates substantial law and motion activity in this case prior to commencement of discovery.  Management believes that the machine delivered to Sunbelt was conforming and Sunbelt’s claims are without merit.  Management intends to vigorously defend this claim.  The Court has scheduled a Case Management Conference for May 29, 2009.  No amounts have been accrued for this matter in the accompanying consolidated financial statements.

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

	Machine Sales		Precision Manufacturing		Corporate		Total
Three Months Ended March31,	2008	2009	2008	2009	2008	2009	2008	2009
Revenues	$2,783,248	$987,013	$1,738,541	$827,513	$-	$-	$4,521,789,	$1,814,526
Income (loss)	(256,049)	(433,825)	45,364	(275,870)	(105,251)	150,675	(105,434)	(559,020)

	Machine Sales		Precision Manufacturing		Corporate		Total
Nine Months Ended March 31,	2008	2009	2008	2009	2008	2009	2008	2009

Revenues	$8,975,607	$6,115,432	$4,305,699	$3,829,850	$-	$-	$13,279,306	$9,945,282
Income (loss)	(73,668)	(1,234,432)	(39,005)	(492,903)	(177,367)	269,202	(290,040)	(1,458,134)

Sales are derived principally from customers located within the United States.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of M Line Holdings, Inc. (formerly known as Gateway International Holdings, Inc., and referred to herein as “MLH”, “we,” “us” or “Company”) for the three months ended March 31, 2009, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Sales to this customer accounted for consolidated sales for the three and nine months ended March 31, 2009 and 2008 as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Percent of sales	67%	89%	70%	86%
Number of customers	1	1	1	1

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

The primary components sold by our Precision Manufacturing segment are parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft.  In early September 2008, Boeing Co.’s (“Boeing”) largest labor union went on strike, causing Boeing to immediately halt its production of aircraft. The strike was settled on November 1, 2008. As a result of the strike, Boeing delivered five commercial aircraft in October 2008 and 12 in September 2008, down from 36 in both July and August 2008. Although the strike has ended there is no timetable as to when production levels will be restored to pre-strike numbers. The Boeing strike and the current economic climate has an adverse affect on Panasonic’s orders to us, and has resulted in delays in scheduled shipment of products which has had a negative effect on our business during the three months ended March 31, 2009.

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

We performed our impairment test for CNC Repos as prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets” which provided an indicator that goodwill impairment was probable.  Accordingly, we performed step two of the SFAS 142 impairment analysis to determine the amount of goodwill impairment to be recorded.  The amount was calculated by comparing the implied fair value of the goodwill to its carrying amount.  This exercise required us to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit.  Any remaining fair value would be the implied fair value of goodwill on the testing date.  Based on its analysis, management determined that the carrying value exceeded the fair value, and therefore, an impairment charge of $198,169 was recognized during the nine months ended March 31, 2009.

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

Results of Operation for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Sales

Sales in the fiscal 2009 period decreased 60% from the comparable period in fiscal 2008. The change is attributable to declines in sales from both the Precision Manufacturing and Machine Sales Groups.

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

Gross Margin

Gross profit decreased by 68% in the fiscal 2009 period from the comparable period in fiscal 2008. The change resulted from lower gross margins from both the Precision Manufacturing and Machine Sales Groups.

The decrease within the Precision Manufacturing Group resulted from lower production activity in the 2009 period. The lower production activity impacted gross margins as follow (as a percent of sales):

•	9% increase resulting in underutilization of direct labor;
•	4% increase outside services; and
•	5% increase in direct overhead.

Selling, General & Administrative

Selling, general and administrative costs decreased by $335,015 compared to the comparable period in fiscal 2008. The decrease was attributable to the elimination  of management bonuses and other overheads due to lower production activity.  During the 2008 period, management bonuses totaled approximately $171,600.

Impairment of Goodwill

During the fiscal 2009 period, we recorded an impairment charge for goodwill of $198,169 compared to $0 for the comparable period in fiscal 2008.

Interest Expense

Interest expense decreased by $6,655 compared to the comparable period in fiscal 2008. The change is attributable to lower average debt balances, and decreases in the variable interest rates on certain debt obligations, primarily our line of credit.

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

Results of Operation for the Nine Months Ended March 31, 2009 Compared to the Nine Months Ended March 31, 2008

Sales

Sales in the fiscal 2009 period decreased 25% from the comparable period in fiscal 2008. This change in sales results primarily from a decrease in sales in our Machine Tool Group, which declined, likely due to our customers having difficulty in obtaining credit and, therefore, being unable to purchase machines that they may have been able to purchase in better economic times.

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

Gross Margin

Gross profit decreased by 27% in the fiscal 2009 period from the comparable period in fiscal 2008. The decrease in the gross profit margin was attributable to a reduction in sales in both our Machine Tools and Precision Manufacturing Groups.

Selling, General & Administrative

Selling, general and administrative costs decreased by $123,020 compared to the comparable period in fiscal 2008. The decrease was primarily attributable to the elimination of management bonuses.  During the 2008 period, management bonuses totaled approximately $171,600.

Impairment of Goodwill

During the fiscal 2009 period, we recorded an impairment charge for goodwill of $198,169 compared to $0 for the comparable period in fiscal 2008.

Interest Expense

Interest expense decreased by $14,169 compared to the comparable period in fiscal 2008. The change is attributable to lower average debt balances, and by decreases in the variable interest rates on certain debt obligations, primarily our line of credit.

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

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including Joseph Gledhill, an executive officer of ours, and Pacific Western Bank (“PWB”). In addition, on February 23, 2007, we received net proceeds from the sale of our Precision Manufacturing Group’s facility of $1,926,605, of which $641,667 was used to repay the balance outstanding on a credit facility secured by the building. At March 31, 2009, our cash and cash equivalents decreased by $125,106 and our working capital decreased by $1,359,648 from the June 30, 2008 amounts, respectively.

At March 31, 2009, we had $897,778 in debt outstanding under our credit agreement with Pacific Western Bank, an increase of $31,839 from June 30, 2008. The credit agreement provides for borrowings of up to $1,500,000 consisting of a $1,000,000 line of credit and letter of credit and a $500,000 term loan and a letter of credit. The amount outstanding under the line of credit, term loan and letter of credit are $520,000, $277,778 and $100,000, respectively. The credit agreement is currently secured by substantially all of our assets and personal guarantees by two of our former executive officers, Joseph Gledhill and Timothy Consalvi.

The amount available for borrowings under the line of credit is determined on a monthly basis based on 80% of eligible accounts receivable, less the amount outstanding under the letter of credit, as defined. The term loan provides for borrowings of up to $500,000. The loan bears interest at the lender's referenced prime rate plus 1.5% with principal and interest payments due monthly.  As of March 31, 2009, the balance outstanding under the line of credit exceeded the borrowing base amount by $90,508.  On April 14, 2009, we repaid $80,000 to reduce the borrowing base amount.  As of April 30, 2009, we were in compliance with our obligations under the borrowing base limit.

As of March 31, 2009, we also met the minimum tangible net worth covenant, as set forth in our credit agreement.

However, as of March 31, 2009, we are in breach of a covenant under the Pacific Western Bank loan agreement that relates to incurring losses in two consecutive quarters.  We are currently negotiating with the Bank for a letter of forbearance, similar to what we have received for previous covenant breaches.

Cash Flows

The following table sets forth our cash flows for the nine months ended March 31:

Provided by (used in)	2009	2008	Change

Operating activities	$364,751	$302,119	$62,632
Investing activities	$(53,373)	$(302,933)	$249,560
Financing activities	$(436,485)	$33,567	$(470,052)

	$(125,106)	$32,753	$(157,859)

Operating Activities

Operating cash flows during the fiscal 2008 and 2009 fiscal periods reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the 2009 period, non-cash expenses included in our results of operations and in operating activities totaled $640,806 and $453,025 in the 2008 period. The increase was primarily to the impairment of goodwill charge during the 2009 period totaling $198,169.

The change in operating assets and liabilities for the 2009 and 2008 periods were $1,182,079 and $139,134, respectively. During the 2009 period, the increase in operating assets resulted from higher collections of  accounts receivable, and lower inventory balances. The change in accounts receivable is lower sequential sales within both the Machine Sales and Precision Manufacturing segments while the change in inventory and accounts payable are due to the reduction of CNC machine inventory.

The changes in operating assets for the 2008 period were primarily attributable a reduction in accounts receivable, offset increases in inventory and customer deposits. The changes in inventory resulting purchases of CNC machines for customer deposits received and for forecasted demand.

Investing Activities

We made capital expenditures of $128,162 and $302,933 during the first nine months of the fiscal 2009 and 2008 periods, respectively. During the 2008 period, our expenditures primarily consisted of equipment employed by our Precision Manufacturing Group.

Financing Activities

During the first nine months of the fiscal 2009 and 2008 periods, we repaid (net of borrowings) $626,485 and $216,301, respectively of outstanding debt and capital lease obligations. During the 2009 period, we borrowed a total of $190,000 on our line of credit, as compared to $249,868 of net repayments during the 2008 period.

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

ITEM 4T.                      Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009 in alerting them in a timely manner to material information required to be disclosed by us in the reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      Legal Proceedings.

  1.           Onofrio Saputo and Christopher Frisco v. Gateway International Holdings, Inc., Lawrence Consalvi, Timothy Consalvi and Joe Gledhill, Court of the State of California, County of Orange, Case No. 30-2008-00110905.  Plaintiffs filed this action on August 21, 2008.

The Complaint, which had causes of action for securities fraud, breach of fiduciary duties, fraud and deceit, and rescission, alleged that the defendants intentionally misrepresented, or failed to disclose, certain facts regarding the company prior to the plaintiffs purchasing Gateway International Holdings, Inc. (now M Line Holdings, Inc.) common stock.  The Complaint sought total monetary damages of approximately $188,415, plus interest, and punitive damages.  The Company filed an Answer to the Complaint on October 17, 2008, denying the allegations of the Complaint, denying that plaintiffs are entitled to any relief whatsoever and asserting various affirmative defenses.  A trial date has not yet been scheduled. No amounts have been accrued for this matter in the accompanying consolidated financial statements.

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

Discovery has commenced in this action both by us and by some of the other parties but substantial discovery work remains, including depositions of various witnesses.  Currently the parties are involved in the meet and confer process to resolve outstanding discovery issues.  The Court has set a Case Management Conference for May 7, 2009.  No trial date has been set.  Management believes we have meritorious defenses to plaintiff’s claims and plan to vigorously defend against the lawsuit and pursue Mori Seiki, and possibly other entities or individuals, for any damages we incur.  However, there can be no assurance as to the outcome of the lawsuit.

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

The Complaint alleges breach of contract for the defendants failing to pay Elite Machine for a machine the defendants purchased from Elite Machine, and seeks damages totaling $16,238. ARAM Precision Tool and Die filed its Answer and Cross-Complaint on October 1, 2008.  The Cross-Complaint alleges that Elite Machine failed to deliver certain parts of the machine per the sales contract and seeks damages totaling $25,000.  Plaintiff and Defendant have both served and responded to discovery, and are now preparing for trial, currently set for June 8, 2009.

5.          RACL, Inc. v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650.  Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with RACL by failing to deliver a machine that conforms to the specifications requested by RACL, and requests damages totaling $138,750.  Elite Machine filed an Answer timely, on January 15, 2009.  Discovery has commenced in this matter but is not expected to be concluded for several months.   The Court has set a Case Management Conference for September 29, 2009.  Management intends to aggressively defend itself against this claim.  No trial date has been set.

6.           All American CNC v. Sunbelt Machine, Orange County Superior Court, Case No. 0-2008-00112502.  All American filed the Complaint on September 25, 2008.  No trial date has been set.

This case involves a dispute between All American and Sunbelt regarding the sale of a Makino MC 98 HMC machine by All American to Sunbelt.  Sunbelt has claimed that it received a machine that does not conform to the specifications it ordered.  The amount at issue is approximately $140,000 at this stage.   Subsequent to filing of the above-referenced suit, Sunbelt has filed a similar action in Federal District Court in Houston, Texas.  All American plans to seek to transfer and consolidate the federal case into the State of California case in Orange County, California.  Discovery has not commenced.  All American anticipates substantial law and motion activity in this case prior to commencement of discovery.  Management believes that the machine delivered to Sunbelt was conforming and Sunbelt’s claims are without merit.  Management intends to vigorously defend this claim.  The Court has scheduled a Case Management Conference for May 29, 2009.

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

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

On March 25, 2009, we entered into an Assignment of Promissory Note and Consent Thereto (the “Assignment”) with Money Line Capital, Inc., a California corporation (“MLCI”), and our largest shareholder, under which MLCI agreed to assume our repayment obligations to Joseph Gledhill and Joyce Gledhill under that certain $650,000 principal amount Promissory Note dated December 8, 2008 (the “M Line Note”) in exchange for the issuance of 3,250,000 shares of our common stock, restricted in accordance with Rule 144 (the “Shares”).  We expect to issue these shares in the near future.  This issuance is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and MLCI is a sophisticated investor and familiar with our operations.

ITEM 3.                      Defaults upon Senior Securities.

On August 21, 2006, we entered into credit agreement with Pacific Western Bank (“PWB”). The credit agreement provides for borrowings of up to $1,500,000 through a line of credit. On November 15, 2007, the credit agreement was amended to reduce the amount available under the line of credit to $1,000,000 and to convert $500,000 of outstanding principal into a term loan. On September 29, 2008, we renewed the credit agreement through September 21, 2009. Two of our former officers and directors, Joseph Gledhill and Timothy Consalvi, are guarantors under the credit agreement.

The line of credit has a stated interest rate equal to the lender's referenced prime rate plus 1.5%. Interest is payable monthly with the outstanding principal balance due on September 21, 2009. The amount available for borrowings is determined based on a monthly basis based on 80% of eligible accounts receivable, as defined. As of March 31, 2009, we also have an irrevocable letter of credit outstanding of $100,000. The proceeds from the line of credit have been used for working capital needs.

The term loan provides for borrowings of up to $500,000. The loan has a stated interest rate equal to the lender's referenced prime rate plus 1.5%. Principal and interest payments are payable monthly.

The amount available for borrowings under the line of credit is determined on a monthly basis based on 80% of eligible accounts receivable, less the amount outstanding under the letter of credit, as defined. The term loan provides for borrowings of up to $500,000. The loan bears interest at the lender's referenced prime rate plus 1.5% with principal and interest payments due monthly.  As of March 31, 2009, the balance outstanding under the line of credit exceeded the borrowing base amount by $90,508.  On April 14, 2009, the Company repaid $80,000 to reduce the borrowing base amount.  As of April 30, 2009, we were in compliance with our obligations under the borrowing base limit.

As of March 31, 2009, we met our minimum tangible net worth covenant, as set forth in the credit agreement.

However, as of March 31, 2009, we are in breach of a covenant under the Pacific Western Bank loan agreement that relates to losses in two consecutive quarters.  We are currently negotiating with the Bank for a letter of forbearance, similar to what we have received for previous covenant breaches.

ITEM 4.                      Submission of Matters to a Vote of Security Holders.

There have been no events required to be reported under this Item.

ITEM 5.                      Other Information.

Departure of Directors and Officers

On December 8, 2008, three of our affiliate-shareholders, namely, Timothy D. Consalvi, our Chief Executive Officer and Director, Joseph Gledhill, an Executive Vice President, Director and 10% shareholder, and Lawrence A. Consalvi, a former officer and Director, and a 10% shareholder, entered into a Stock Purchase Agreement (the “Agreement”) with MLCI, under which MLCI agreed to purchase an aggregate of 11,850,000 shares of our common stock from these shareholders.  The transaction closed December 9, 2008.

Pursuant to the Agreement, Mr. Timothy D. Consalvi and Mr. Joseph Gledhill submitted their resignations from our Board of Directors, effective when accepted by our Board of Directors.  On March 25, 2009, our Board of Directors accepted Mr. Consalvi’s and Mr. Gledhill’s resignations.  We are not aware of any disagreements with Mr. Consalvi or Mr. Gledhill of the type required to be disclosed per Item 5.02(a) of this Form 8-K.

On March 31, 2009, Stephen Kasprisin, one of our directors, submitted his resignation from our Board of Directors and from his position as our interim Chief Financial Officer.    We are not aware of any disagreements with Mr. Kasprisin of the type required to be disclosed per Item 5.02(a) of this Form 8-K.

Appointment of Directors and Officers

On March 31, 2009, in response to Mr. Kasprisin’s resignation, we hired Jitu Banker as our Chief Financial Officer, and appointed Robert Sabahat to fill a vacancy on our Board of Directors.  Mr. Sabahat was appointed to serve until our next Annual Meeting of Shareholders and thereafter and until his successor is elected and qualified.

Jitu Banker has been one of our Directors since January 2009, and is currently the President and Chief Financial Officer of Money Line Capital, Inc., our largest shareholder.  Since 1990, Mr. Banker has also been the owner of Banker & Co., a company specializing in tax, accounting, Internal Revenue Service audits, and other related services.  From 2004 to 2006, Mr. Banker was one of our Directors and our Chief Financial Officer.  Mr. Banker has a Bachelor of Arts in Accounting with Economics and is a member of the Institute of Chartered Accountants in England and Wales, the Institute of Management Accountants in London, England, and the American Institute of Certified Public Accountants.

Mr. Sabahat is an owner and partner of Madison Harbor, a law firm located in Orange County, California.  Mr. Sabahat has held this position since September 1999.  In this position Mr. Sabahat has a practice focusing on real estate and commercial litigation involving contract and tort based claims, business transactions, commercial lease agreements, and unfair competition.  From June 1995 to September 1999, Mr. Sabahat was Corporate Counsel for Unicorp Paper Industries, Inc., where he was responsible for all legal matters for the multinational manufacturer of commercial printing papers.  Mr. Sabahat received his Juris Doctorate with honors from Western State University, College of Law in 1994.

Assignment of Gledhill Note

On March 25, 2009, we entered into an Assignment of Promissory Note and Consent Thereto (the “Assignment”) with Money Line Capital, Inc., a California corporation (“MLCI”), and our largest shareholder, under which MLCI agreed to assume our repayment obligations to Joseph Gledhill and Joyce Gledhill under that certain $650,000 principal amount Promissory Note dated December 8, 2008 (the “M Line Note”) in exchange for the issuance of 3,250,000 shares of our common stock (the “Shares”).  Mr. Gledhill, one of our former directors, and Joyce Gledhill consented to the Assignment.  Pursuant to the Assignment, MLCI and the Gledhill’s entered into a new $650,000 principal amount secured promissory note, a security agreement and a pledge agreement.

Money Line Demand Note

In a separate transaction, we entered into a Demand Promissory Note dated March 25, 2009 (the “Note”), evidencing the terms under which MLCI will loan us up to $500,000 on an “as needed” basis for working capital purposes.  The Note accrues interest at a rate of 10% per annum.  Under the terms of the Note, MLCI is not obligated to loan us any money, but the Note sets forth the terms in the event MLCI elects to loan us money for working capital purposes.

Annual Shareholders Meeting

We held our 2009 Annual Meeting of Shareholders on March 25, 2009, in Tustin, California.  There were shareholders representing 14,941,334 votes present at the meeting, either in person or by proxy, which represented over 50% of the 27,611,956 total outstanding votes of the Company, so a quorum was present.  The following agenda items set forth in the Company’s 14C Information Statement on file with the SEC, which had been pre-approved by the holders of a majority of our common stock, went effective on March 25, 2009:

1.           The election of three (3) directors, namely George Colin, Stephen Kasprisin and Jitu Banker, to serve until the next Annual Meeting of Shareholders and thereafter until a successor is elected and qualified.  All three nominees were directors prior to the meeting.  This agenda item was pre-approved by a majority of our shareholders prior the meeting.  The shares voting in favor of this agenda item were as follows:

Director	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
George Colin	14,371,334	-0-	-0-	-0-	-0-
Stephen Kasprisin	14,371,334	-0-	-0-	-0-	-0-
Jitu Banker	14,371,334	-0-	-0-	-0-	-0-

2.           An amendment to our Articles of Incorporation to change the name of the Company to M Line Holdings, Inc.  This agenda item was pre-approved by a majority of our shareholders prior the meeting.  The shares voting in favor of this agenda item were as follows:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
14,371,334	-0-	-0-	-0-	-0-

3.           The ratification of the appointment of Kabani & Company as independent auditors of the Company for the fiscal year ending June 30, 2009.  Kabani & Company were approved as our independent auditors in place of McKennon Wilson & Morgan LLP, who were removed by our Board of Directors on March 16, 2009, prior to the meeting. The results of the voting were as follows:

Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
14,371,334	-0-	-0-	-0-	-0-

A more detailed description of each agenda item at the 2009 Annual Shareholders Meeting can be found in our Schedule 14C Information Statement dated and filed with the Securities and Exchange Commission on February 25, 2009.

ITEM 6.                      Exhibits.

(a)           Exhibits
Item No.	Description

3.1 (1)	Articles of Incorporation of M Line Holdings, Inc., a Nevada corporation, as amended

3.2 (5)	Certificate of Amendment of Articles of Incorporation

3.3 (1)	Bylaws of M Line Holdings, Inc., a Nevada corporation

10.1 (1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2 (1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.3 (1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4 (1)	Employment Agreement with Timothy D. Consalvi dated February 1, 2007

10.5 (1)	Employment Agreement with Joseph T.W. Gledhill dated February 5, 2007

10.6 (2)	Employment Agreement with Lawrence A. Consalvi dated February 5, 2007

10.7 (1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.8 (1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

10.9 (1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.10 (3)	Separation Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 26, 2008

10.11 (4)	Sales Agent Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 30, 2008

10.12 (4)	Loan Agreements with Pacific Western Bank dated September 20, 2008

10.13 (5)	Assignment of Promissory Note and Consent Thereto by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated March 24, 2009

10.14 (5)	M Line Holdings, Inc. Demand Note for up to $500,000 dated March 25, 2009

21 (1)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Timothy D. Consalvi (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Steve Kasprisin (filed herewith).

32.1	Section 1350 Certification of Timothy D. Consalvi (filed herewith).

32.2	Section 1350 Certification of Steve Kasprisin (filed herewith).

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

(5)  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 24, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MM Line Holdings, Inc.

Dated: May 18, 2009		/s/ George Colin
	By:	George Colin
President, Chief Executive
Officer and a Director

Dated: May 18, 2009		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer,
Secretary and a Director