Form 10-K
period 2009-06-30
M LINE HOLDINGS INC
filed 2009-10-13
CIK 1072248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-53265

M LINE HOLDINGS, INC.
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

Aggregate market value of the voting stock held by non-affiliates: $2,790,096 as based on last reported sales price of such stock.  The voting stock held by non-affiliates on that date consisted of 13,950,480 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐    No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of October 7, 2009, there were 30,861,956 shares of common stock, par value $0.001, issued and outstanding.

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

M Line Holdings, Inc.

TABLE OF CONTENTS

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

ITEM 1 – BUSINESS

Corporate History

M Line Holdings, Inc. (“We,” “M Line” or “Company”) was incorporated in Nevada on September 24, 1997, under the name Gourmet Gifts, Inc. Prior to December 11, 2001, we were engaged in the business of catalogue retail gifts. At the time, our principal business activity entailed the packaging, sale and delivery of seasonal gourmet food and beverage items. However, due to difficulty in raising additional working capital to execute our business plan, we ceased operations, and subsequently completed a reverse merger with E.M. Tool Company, Inc., a California corporation d.b.a. Elite Machine Tool Company (“Elite Machine”).

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

Gateway International Holdings, Inc. changed its name to M Line Holdings, Inc. effective March 25, 2009.

After the merger, through Elite Machine, we were a company engaged in the acquisition, refurbishment, distribution and sales of pre-owned computer numerically controlled (“CNC”) machine tools to manufacturing customers across the United States of America. This was our sole business from this point until we acquired the additional businesses listed herein.

Acquisition of Eran Engineering, Inc.

In October, 2003, pursuant to a Stock Purchase Agreement, dated June 17, 2003, we acquired all the issued and outstanding shares of Eran Engineering, a California corporation, from its two shareholders, Hans B. Thallmayer and Alice Thallmayer, for an aggregate purchase price of $1,250,000. In addition to a cash payment of $650,000, which was credited to the purchase price, we executed a promissory note in favor of the sellers in the principal amount of $600,000, payable in three equal annual installments of $200,000 and accruing simple interest at the rate of six percent (6%) per annum. Our obligation under the promissory note was secured by the pledge by Lawrence A. Consalvi, a former Director and former President and Chief Executive Officer, and Joseph T.W. Gledhill, a former Vice President and Director, of a security interest in certain shares of our common stock worth approximately $4,285,716 as of the date of the pledge. Concurrently with the closing of the acquisition, Eran Engineering purchased from R & H Investments, a partnership owned by the two selling shareholders of Eran Engineering, the building in which Eran Engineering operates its business. The purchase price for the building was $1,250,000, and was paid as follows:

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

Further, in connection with the acquisition, Eran Engineering entered into employment agreements with Erich Thallmayer to serve as the President and Chief Executive Officer of Eran Engineering at an annual base salary of $105,600 and with Hans Thallmayer to serve as its Operating Manager at an annual base salary of $90,000. Our former Director and Vice President, Joseph T.W. Gledhill, subsequently replaced Erich Thallmayer as the company's President and Chief Executive Officer. Hans Thallmayer is no longer employed as the company's Operating Manager. We have no obligation to either Erich Thallmayer or Hans Thallmayer in connection with their past employment agreements.

As discussed below, Eran Engineering manufactures and assembles specialized, precision components used in the commercial aviation, medical, aerospace and defense industries. Joseph T.W. Gledhill, a former Director and Executive Vice President of the Company, currently serves as the President of Eran Engineering.

Acquisition of CNC Sales, Inc.

All American CNC Sales, Inc. (“All American”) is a California corporation and was incorporated on November 4, 1993. All American was founded by our former Chief Executive Officer, Timothy D. Consalvi, and his wife. In October, 2004, pursuant to a share exchange agreement, we acquired all the outstanding shares of All American from Mr. Consalvi and his wife in exchange for 1,000,000 shares of our common stock. On December 21, 2005, we issued an additional 500,000 shares to the original shareholders pursuant to the earn-out provisions of the share exchange agreement, which provided that if All American’s gross profit exceeded the stated goal of $300,000 for each of fiscal year 2005 and fiscal year 2006, we would issue to the shareholders an aggregate of 250,000 shares for each year such target was reached.  During the year ended September 2005, shortly after the first target measurement period, for which period the gross profit threshold was achieved for the issuance of 250,000 shares, our Board of Directors agreed to issue the second traunch of 250,000 shares even though the gross profit threshold had not been achieved.

In connection with the acquisition, we entered into an employment agreement with Timothy Consalvi, the President and CEO of All American at the time of the exchange, for him to continue as President of All American. The agreement was superseded on November 20, 2006 with the execution of a new employment agreement under which Mr. Consalvi became our President and Chief Executive Officer. Timothy Consalvi was elected to our Board of Directors in March, 2005. Timothy Consalvi is the brother of Lawrence A. Consalvi, formerly the President of Elite Machine and formerly both one of our Directors and an Executive Vice President.  Timothy Consalvi resigned from our Board of Directors effective March 25, 2009, and is no longer with the company in any capacity effective June 30, 2009.

All American was involved in selling new CNC machine tools but we elected to cease operations of All American effective June 30, 2009 since it was  not economically feasible to continue to with its operations.

Acquisition of Assets of CNC Repos, Inc..

On October 1, 2007, pursuant to an Asset Purchase Agreement, we acquired certain assets of CNC Repos, Inc., in exchange for 1,000,000 shares of our common stock. At the request of CNC Repos, these shares were delivered to Douglas Redoglia, Kenneth Collini, and Starr Garcia, all of whom were principals of CNC Repos. The primary assets we purchased from CNC Repos were the following: (i) all the rights to use CNC Repos, Inc., including any intellectual property in the name, (ii) all customer lists, contact lists, and vendor lists of CNC Repos, (iii) a list of all customers that purchased machines in that past 24 months, and (iv) a list of all banks and other financial institutions that CNC Repos had a relationship with over the past 36 months. CNC Repos was a company that was in the business of purchasing used CNC machines, refurbishing them, and reselling them to third parties, similar to Elite Machines.

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

Nelson Engineering, Inc. (“NEI”)

On October 4, 2002, we entered into an agreement to acquire NEI, a manufacturer of precision machine parts in the electronics, medical and automotive industry sectors for a purchase price of $123,500. The purchase price consisted of the issuance of 6,175,300 shares of our common stock.  We valued the shares issued based on the closing stock price on the date of the acquisition.

In the months following the merger, disputes arose between the President and former controlling shareholder of NEI, and our management. As a result, the parties amicably negotiated a Mutual Rescission of Contracts and Release of Claims on May 13, 2003, pursuant to which the merger transaction was rescinded. In connection with the rescission, we returned to the former shareholders of NEI their shares of NEI acquired in the merger, in exchange for their return of the shares of our stock they received in the merger, and the immediate resignation of Don Nelson from our Board of Directors. The agreement also contained mutual releases of any and all claims. Accordingly, NEI no longer operates as our subsidiary or affiliate.  The fair market value of the 6,175,300 shares of common stock returned to the Company was $370,518, based on the stock price on the date of the rescission agreement.

Bechler Cams, Inc. (“Bechler”)

On November 15, 2002, we entered into an agreement to acquire Bechler, a machine shop specializing in the manufacturing of precision component parts for customers in the aerospace and defense sectors and surgical instruments and components in the medical sector for a purchase price of $70,600. The purchase price consisted of the issuance of 11,837,500 shares of our common stock. The Company valued the shares issued based on the closing stock price on the date of the acquisition.

Subsequent to the merger, the former owners and executive officers of Bechler commenced litigation against us, our former executives, and the former executive officers of E.M. Tool Company, Inc. alleging, among other things, that the agreement of the Bechler parties to enter into the merger was obtained by fraud. We vigorously denied these allegations and, ultimately, the case was settled pursuant to a Mutual Rescission of Contracts, Settlement Agreement and Release of Claims on November 20, 2003, pursuant to which the merger transaction was formally rescinded. In connection with the rescission, we returned to the former shareholders of Bechler, their shares of Bechler acquired in the merger, in exchange for their return of the shares of our stock acquired in the merger, and the immediate resignation of Daniel Lennert from our Board of Directors. The agreement also contained mutual releases of any and all claims. Accordingly, Bechler no longer operates as our subsidiary or affiliate. The fair market value of the 6,175,300 shares of common stock returned to us was $591,875, based on the stock price of the date of the rescission agreement.

Nu-Tech Industrial Sales, Inc. (“Nu-Tech”)

In March, 2005, we acquired Nu-Tech as a wholly-owned subsidiary from its two shareholders in an exchange of all the outstanding stock of Nu-Tech for an aggregate of 2,500,000 shares of our common stock. At the time of the acquisition, Nu-Tech supplied tools to the automotive, aerospace and medical equipment manufacturing industries. As part of the terms of the acquisition, Robert Page, the president of Nu-Tech, continued in that position. On March 23, 2007, we entered into a share re-exchange agreement with the original shareholders of Nu-Tech whereby we exchanged the shares in the earlier share exchange transaction. We exchanged all the Nu-Tech shares we held for the 2,500,000 shares of our common stock held by the Nu-Tech shareholders less 75,000 shares that those shareholders had previously sold.

Gledhill/Lyons, Inc., dba Accurate Technology (“Accurate”)

In December, 2004, we acquired all the outstanding stock of Accurate from its shareholders in an exchange for an aggregate of 12,000,000 shares of our common stock.  At the close of the acquisition, Accurate specialized in the manufacture of precision metal systems with a diverse client base in the aerospace, defense and automotive industries. In connection with the acquisition, Accurate entered into employment agreements with David Lyons, the President of Accurate, to serve as its President, and with William Gledhill, the Vice President of Accurate, to serve as its Vice President and elected Mr. Gledhill as one of our Directors. William Gledhill is the son of Joseph T.W. Gledhill, one of our Directors and the President of Eran Engineering. On March 23, 2007, we entered into a share re-exchange agreement with the past Accurate shareholders and exchanged all the Accurate shares for the 12,000,000 shares of our common stock held by the Accurate principals. As part of the divestiture of Accurate, William Gledhill resigned as one of our Directors.

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

The Remedial Measures and Re-Registration of our Common Stock

We have new and different management since our common stock was deregistered and de-listed.  As a result of the Commission’s action, our management underwent a comprehensive review of the primary causes for our delinquent reports, and our inability to timely remedy these issues. Although the primary cause of our inability to file timely compliant reports was the breach of the acquisition agreements by the companies we acquired, there was also inadequate internal financial personnel in place to properly review these acquisitions and perform the day-to-day accounting functions necessary for a reporting company under the Exchange Act. In order to remedy these issues we have undergone numerous changes. With respect to our management, we have undergone the following changes: i) Lawrence A. Consalvi stepped down as our President, Chief Executive Officer , ii) Timothy D. Consalvi was appointed as our President and Chief Executive Officer, and was from November, 2006 until December 2008 when he resigned from those positions; and iii) Stephen M. Kasprisin, who has a long public company accounting background, was our full-time Chief Financial Officer from November 2006 until October 2007, and then was our part-time Chief Financial Officer until March 31, 2009, when he resigned and we hired Mr. Jitu Banker as our full time Chief Financial Officer. With respect to our board of directors, we recently appointed George Colin, Jitu Banker and Robert Sabahat to our board of directors.

Our management, together with our advisors, have discussed the due diligence review, and legal and financial preparations, that must occur prior to closing any future acquisitions. These preparations include full legal review of any letters of intent and acquisition agreements prior to execution, and review of any target company’s financial statements and information by our Chief Financial Officer, controller and outside financial consultants, if any, to ensure the target company’s financial information can be fully audited prior to completing any acquisition. Additionally, as a reporting company under the Exchange Act, we conduct quarterly and annual evaluations, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As part of this process we have worked with our executives at the subsidiary level to ensure proper communication with our Controller and Chief Financial Officer, and have provided our Controller and Chief Financial Officer with outside financial consultants to assist as needed to ensure accurate and timely reporting of our financial information.

With these changes in place, on May 16, 2008, we filed a registration statement on Form 10 to re-register our common stock under Section 12 of the Exchange Act.  As a result, on July 15, 2008, we became subject to the reporting requirements under the Exchange Act.

Business Overview

We currently conduct all of our operations through two of our three wholly-owned subsidiaries: Elite Machine and Eran Engineering. We ceased operations of our third subsidiary, All American, effective June 30, 2009. Through our two operating subsidiaries we provide services and products to the machine tool industry, including the sale of new and refurbished CNC machines and the manufacture of precision metal components.

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

Money Line Capital Letter of Intent

As part of that strategy, on June 30, 2009, we entered into a binding Letter of Intent (the “LOI”) with Money Line Capital, Inc. (“MLCI”).  MLCI is our largest shareholder and specializes in business financing transactions and holds equity in a number of operating subsidiaries in various fields, including financing, aerospace, real estate, media, beverage, and technology.  Under the LOI the parties agree to complete a transaction whereby all the MLCI shareholders will exchange their shares of MLCI stock for shares of our stock.  No cash will be exchanged in this transaction.  The parties have agreed to negotiate in good faith to close the transaction on or before January 29, 2010.  The LOI is predicated on us being current in our reporting obligations under the Securities and Exchange Act of 1934, as amended, and being publicly-traded at the time of the closing; and MLCI having its financial statements (and its subsidiaries, as applicable) audited for the period ended June 30, 2009, as well as completing a valuation by a qualified third-party company.

Machine Sales Group

The Machine Sales Group is currently composed of one of our subsidiaries, Elite Machine, which is in the business of acquiring and selling computer numerically controlled (“CNC”) machines, and related tools, to manufacturing customers. The operations of this group also include the business generated from our purchase of certain assets of CNC Repos, Inc.

CNC machines use commands from an onboard computer to control the movement of cutting tools and the rotation speeds of the part being produced. The computer controls enable the operator to program specific operations, such as part rotation and tooling selection and movement for a particular part and then store that program in memory for future use. Because CNC machines can manufacture parts unattended and operate at speeds faster than similar manually-operated machines, they can generate higher profits with less rework and scrap. Elite Machines specializes in selling used, refurbished CNC machines.

For the years ended June 30, 2009, and 2008, the Machine and Tools Group accounted for $4,752,435 (49%) and $8,955,916 (59%) of our total sales, respectively. This segment of our business also accounted for 25% and 22% of our gross profits for the years ended June 30, 2009, and 2008, respectively.

(a)           Company Overview

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

(b)           Principal Products and Services.

Elite Machines is in the business of selling CNC machines. However, the company does not manufacture its own CNC machines. Elite Machines buys used CNC machines, refurbishes them and sells them.  CNC machines use commands from an onboard computer to control the movement of cutting tools and the rotation speeds of the part being produced. The computer controls enable the operator to program specific operations, such as part rotation and tooling selection and movement, for a particular part and then store that program in memory for future use. The machines are then typically used to mass produce a particular part. This helps ensure all the same parts are identical. The machine can then be reprogrammed to manufacture a different part depending on the needs of the customer.

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

(c)           Product Manufacturing.

Elite Machines does not manufacture any of its own products.

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

(d)           Sales, Marketing and Distribution.

The Elite Machine product line consists primarily of used CNC machines. These machines are predominately marketed through our in-house sales staff. Sales personnel are assigned regions and sell the machines in their territory.  Used machines are sold on a warranty basis, typically with 30-day expiration, and generally includes installation of the machine at the customer’s location. We are currently investigating a strategy to sell machine tools through alternative channels such as the internet and auctions.

On September 24, 2008, Lawrence A. Consalvi resigned from his position as President of Elite Machine.  After his resignation we contracted with Mr. Consalvi for him to be an independent sales agent, whereby Mr. Consalvi is involved in selling CNC machines on behalf of Elite Machine.

Mr. Lawrence A. Consalvi was re-appointed as President of Elite Machine Tool effective July 1, 2009.

(e)           New Product Development.

Due to Elite Machine selling machines manufactured by third parties, as opposed to being a manufacturing company, the company does not engage in new product development. However, the company does advise the CNC machine manufacturers regarding customer needs and requirements to assist with their future machine development.

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

(h)           Dependence on Major Customers.

Our Machines and Tools Group does not depend on one or two major customers. In fact, the largest single customer of this group accounted for less than 10% of the total revenue for this group.

(i)           Patents, Trademarks and Licenses.

Elite Machines does not have any patents or licenses, or other intellectual property.

(j)           Need for Government Approval.

As noted above, Elite Machines does not manufacture its own products, it merely sells used CNC machines. As sellers of used CNC machines, Elite Machines does not need government approval to operate its business.

(k)           Effect of Government Regulation on Business.

As noted above, Elite Machines does not manufacture its own products, they merely sell used CNC machines. As sellers of used CNC machines, Elite Machines is not subject to onerous government regulation.

However, inasmuch as Elite Machines refurbishes used CNC machines to resell, it maintains strict control standards on the maintenance and use of its equipment to ensure employee safety during the refurbishing process.

(l)           Research and Development.

Because Elite Machine sells products manufactured by third parties this business segment does not spend a material amount on research and development.

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

(n)           Employees.

As of June 30, 2009, we, with our subsidiaries, employ a total of 51 full-time employees, including three executive employees. Of these employees our Machine Sales Group employs two managerial employees, and two employees engaged in the sales and processing of CNC machine sales.

We are not aware of any problems in our relationships with our employees. Our employees are not represented by a collective bargaining organization and we have never experienced any work stoppage.

Precision Manufacturing Group

The Precision Manufacturing Group is composed of Eran Engineering, a wholly-owned subsidiary, which is in the business of manufacturing and assembling specialized, precision components used in equipment and machinery in the commercial aviation, medical, aerospace and defense industries.

For the years ended June 30, 2009 and 2008, the Precision Manufacturing Group accounted for $4,898,749 (51%) and $6,263,190 (41%) of our sales, respectively.  This segment of our business also accounted for 35% and 39% our gross profits for the years ended June 30, 2009 and 2008, respectively.

(a)          Company Overview.

(1)            Eran Engineering, Inc.

In October, 2003, pursuant to a Stock Purchase Agreement, dated June 17, 2003, we acquired all the issued and outstanding shares of Eran Engineering, a California corporation, from its two shareholders for an aggregate purchase price of $1,250,000. In addition to a cash payment of $650,000, which was credited to the purchase price, we executed a promissory note in favor of the sellers in the principal amount of $600,000, payable in three equal annual installments of $200,000 and accruing simple interest at the rate of six percent (6%) per annum. Our obligation under the promissory note was secured by the pledge by Lawrence A. Consalvi, our then President and Chief Executive Officer, and Joseph T.W. Gledhill, our former Vice President and Director, of a security interest in certain shares of our common stock worth approximately $4,285,716 as of the date of the pledge. Concurrently with the closing of the acquisition, Eran Engineering purchased from R & H Investments, a partnership owned by the two selling shareholders of Eran Engineering, the building in which Eran Engineering operated its business. The purchase price for the building was $1,250,000, and was paid as follows:

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

(b)           Product Manufacturing.

Eran Engineering manufactures and assembles specialized, precision components used in equipment and machinery in the commercial aviation, medical, aerospace and defense industries. The primary components sold by Eran during the years ended June 30, 2009 and, 2008, were parts sold to Panasonic Avionics Corporation, a leading provider of in-flight entertainment systems for commercial aircraft. The other components were parts manufactured for, and sold to, medical companies and general commercial aircraft companies. Eran Engineering maintains approximately 39 CNC machines for use in its specialized manufacturing processes. Joseph T.W. Gledhill, one of our former Directors and Executive Vice Presidents, serves as the President of Eran Engineering.

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

(g)           Dependence on Major Customers.

Eran has one major customer, Panasonic Avionics Corp., which accounted for 66% and 27% of our total revenue for the years ended June 30, 2009 and 2008, respectively.

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

(m)           Employees.

As of June 30, 2009, we, with our subsidiaries, employ a total of 51 full-time employees, including three executive employees. For the precision manufacturing group, we employ one managerial employee, one sales manager, and 36 employees engaged in tool manufacturing-related positions.

We are not aware of any problems in its relationships with its employees.  The Company’s employees are not represented by a collective bargaining organization and the Company has never experienced any work stoppage.

Discontinued Operations

Effective June 30, 2009, our Board of Directors elected to cease the operations of All American because the business was no longer economically feasible.  During the year ended June 30, 2009, All American was part of our machine tools group.  The company sold new CNC machines it purchased from third party manufacturers.  As a result of All American shutting down its operations on June 30, 2009, the operations of All American are included in the accompanying financial statements as discontinued operations.

Prior to  being shut down and for our fiscal year ended June 30, 2009, All American specialized in the sale of new CNC machines throughout the Orange County, California market and had a customer base of over 530 companies, representing approximately a 10% market share in that area. The primary product lines offered through All American included: Fadal Vertical Machining Centers, Hwacheon CNC Turning Centers and Vertical Machining Centers, Visionwide CNC Bridge Mills, and Clausing Industrial CNC Vertical Machining Centers. The primary industry segments in which All American sold machines was in the aerospace, military and medical fields.  However, on or about March 31, 2009, Fadal, one of All American’s primary suppliers of CNC machines, ceased manufacturing CNC machines.

Typically, All American purchased a machine once a customer ordered and purchased the machine from All American. However, at times, All American purchased a CNC machine when it did not have a prospective customer to purchase the machine. This normally occurred when All American either needed a CNC machine for a showroom, management believed it was getting a good deal on the machine from the manufacturer, and/or it needed one or more machines on hand to meet future customer demand. Normally, the original manufacturer of the machine, not All American, was responsible for any problems or issues with the machine, since the machines are typically under warranty.  As of June 30, 2009, when we ceased operations of All American, we had no machines in our inventory, and current assets totaling $116,868, consisting entirely of accounts receivable and non-current assets totaling $63,704, consisting of company vehicles and office equipment.  These assets are listed accordingly on our balance sheet in the accompanying financial statements.

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

We may face claims for damages as a result of defects or failures in the products we intend to sell to our customers. Although many of our products are sold under a third-party warranty or are sold “as is” our ability to avoid liabilities, including consequential damages, may be limited as a result of differing factors, such as the inability to exclude such damages due to the laws of some of the locations where we do business. Our business could be materially adversely affected as a result of a significant quality or performance issue in the products developed by us, if we are required to pay for the damages that result.

Our share ownership is concentrated.

Money Line Capital, Inc., our largest shareholder, controls approximately 55% of our outstanding common stock.  Our officers and directors, as a group, own a majority of Money Line Capital, Inc.’s common stock and own an additional 3.5% of our common stock as a group.  As a result, these stockholders can exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, these stockholders may dictate the day to day management of the business. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors. In addition, the interests of these stockholders may not always coincide with the interests of our other stockholders.

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

We have one customer that accounts for greater than 66% of our total sales and more than 66% of our precision manufacturing group’s sales.

Panasonic Avionics Corp., accounts for 66% and 27% of our total sales for the years ended June 30, 2009 and 2008, respectively, and more than 66% and 84% of our precision manufacturing group’s sales for the years ended June 30, 2009 and 2008, respectively.  We do not have a long term, exclusive agreement with this customer. If this customer reduced or stopped ordering precision parts from Eran it would have a material adverse impact on our consolidated sales, results of operations and cash flows.

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

The current crisis in the credit markets may adversely affect our customers’ ability to finance the purchase of new and used CNC machines.  This would result in a significant reduction in our sales.

Most of our customers that purchase used CNC machines do so utilizing credit.  The current crisis in the credit markets may adversely affect our customers’ ability to finance the purchase of a used CNC machine from us.  If this were to occur it would result in a significant reduction in our sales.

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

As of June 30, 2008, we did not meet our capital expenditures and profitability covenants, as set forth in the November 15, 2007 credit agreement.  Therefore, we were not in compliance with those two covenants. However, on September 4, 2008, Pacific Western Bank provided us with a letter of forbearance from the measurement of the required covenants as of June 30, 2008.  Effective July 1, 2008, we are required to comply with all of the covenants of the amended credit agreement dated September 26, 2008.  As of June 30, 2009, we believe we were in compliance with the covenants under the amended credit agreement.  The quarter ended June 30, 2009 was the end of our fiscal year.

As of September 21, 2009, our credit agreement with Pacific Western Bank terminated. Pacific Western Bank and the company have agreed to a two month extension to repay the line of credit and our management feels confident that we will be able to do so in a timely manner.  As of June 30, 2009, we owed $440,000 under the line of credit with Pacific Western Bank.

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

We also have a three year lease for approximately 13,820 square feet of office and warehouse space located at 3840 East Eagle Drive, Anaheim, California at a monthly rental rate of $7,968 for the first year, $8,499 for the second year, and $9,030 for the third year.  The lease for this property began November 1, 2007 and expires on October 31, 2010.  The Machines Sales Group resides at this location.

ITEM 3 - LEGAL PROCEEDINGS

1.           Onofrio Saputo and Christopher Frisco v. Gateway International Holdings, Inc., Lawrence Consalvi, Timothy Consalvi and Joe Gledhill, Court of the State of California, County of Orange, Case No. 30-2008-00110905.  Plaintiffs filed this action on August 21, 2008.  A Dismissal with Prejudice was filed with the Court on or about April 24, 2009.

The Complaint, which had causes of action for securities fraud, breach of fiduciary duties, fraud and deceit, and rescission, alleged that the defendants intentionally misrepresented, or failed to disclose, certain facts regarding the company prior to the plaintiffs purchasing Gateway International Holdings, Inc. (now M Line Holdings, Inc.) common stock.  The Complaint sought total monetary damages of approximately $188,415, plus interest, and punitive damages.  We filed an Answer to the Complaint on October 17, 2008, denying the allegations of the Complaint, denying that plaintiffs are entitled to any relief whatsoever and asserting various affirmative defenses.  On January 22, 2009, the parties signed a Settlement Agreement, whereby a party unrelated to the lawsuit, Money Line Capital, Inc., our largest shareholder, agreed to purchase the plaintiffs’ shares of our common stock for the purchase price, or $289,000.  This settlement closed on April 22, 2009.  Of the $289,000 settlement money, $189,000 was paid to plaintiffs and we received $100,000 in exchange for the cancellation of a promissory note for $100,000 owed to us by one of the plaintiffs.  Per the settlement agreement, a Dismissal with Prejudice was filed by the plaintiffs with the Court on or about April 24, 2009, for the purpose of dismissing this lawsuit.

2.          Voicu Belteu v. Mori Seiki Co., Ltd.; Mori Seiki U.S.A., Inc.; All American CNC Sales, Inc. dba Elite Machine Tool Company; Ellison Manufacturing Tech., Superior Court for the State of California, County of Orange, Case No. 30-2008-00103710. Plaintiff filed this action on March 7, 2008.

The Complaint, which has causes of action for strict products liability and negligence, alleges that a CNC machine manufactured by Mori Seiki and sold through our subsidiary, All American CNC Sales, Inc. dba Elite Machine Tool Company, was defective and injured the plaintiff.  The Complaint seeks damages in excess of $6,300,000 for medical expenses, future medical expenses, lost wages, future lost wages and general damages.  All American CNC Sales filed its Answer and Cross-complaint on July 1, 2008 against several individuals and entities involved in the machine purchase and sales transaction, seeking indemnity and contribution.

Plaintiff and All American CNC Sales have both responded to discovery requests and are engaged in  the meet and confer process to resolve outstanding discovery issues.  Several depositions have been taken and we anticipate more going forward.  The Court has set a trial date for March 22, 2010.  Management believes we have meritorious defenses to plaintiff’s claims and plan to vigorously defend against the lawsuit and pursue Mori Seiki, and possibly other entities or individuals, for any damages we incur.  However, there can be no assurance as to the outcome of the lawsuit.

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

The Complaint alleged breach of contract for the defendants failing to pay Elite Machine for a machine the defendants purchased from Elite Machine, and sought damages totaling $16,238. ARAM Precision Tool and Die filed its Answer and Cross-Complaint on October 1, 2008.  The Cross-Complaint alleged that Elite Machine failed to deliver certain parts of the machine per the sales contract and seeks damages totaling $25,000.  In late June, the parties settled this matter and the lawsuits were dismissed on August 13, 2009.  Under the terms of the settlement, Aram paid Elite Machine Tool Company $4,000 in full and final settlement.

5.          CNC Manufacturing v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650.  Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with CNC Manufacturing by failing to deliver a machine that conforms to the specifications requested by CNC Manufacturing, and requests damages totaling $138,750.  Elite Machine filed an Answer timely, on January 15, 2009.  Discovery has commenced in this matter but is not expected to be concluded for several months.   The Court has set a Case Management Conference for March 29, 2010.  Management intends to aggressively defend itself against this claim.  No trial date has been set.

6.           Elite Machine Tool Co. v. Sunbelt Machine, Orange County Superior Court, Case No. 0-2008-00112502.  All American filed the Complaint on September 25, 2008.  No trial date has been set.

This case involves a dispute between Elite Machine and Sunbelt regarding the sale of a Mori Seiki MH-63 machine by Elite Machine to Sunbelt.  Sunbelt has claimed that it received a machine that does not conform to the specifications it ordered.  The amount at issue is approximately $140,000 at this stage.   Subsequent to filing of the above-referenced suit, Sunbelt has filed a similar action in Federal District Court in Houston, Texas.  As a result, this case was dismissed and the case is being heard in Federal District Court.

7.           Sunbelt Machine Works Corp. v. All American CNC Sales, Inc., United States District Court, Southern District of Texas, Case No. 4:09-cv-108.  Sunbelt filed the Complaint on January 16, 2009.

This case involved a dispute between All American and Sunbelt regarding the sale of a Mori Seiki MH-63 machine by All American to Sunbelt.  Sunbelt claimed that it received a machine that does not conform to the specifications it ordered.  The amount sought in the Complaint was approximately $139,000.  All American filed its Answer on April 13, 2009.  Sunbelt filed a Motion for Summary Judgment, which was granted by the Court.  As a result a Judgment has been entered against All American in the amount of $153,000, which is accrued as of June 30, 2009.  Management for All American maintains the claim has no merit and intends to appeal the Judgment.

8.           Hwacheon Machinery v. All American CNC Sales, Circuit Court of the 19th Judicial Circuit, Lake County, Illinois, Case No. 09L544.  The Complaint was filed on June 8, 2009.

The Complaint alleges causes of action for account stated, and arises from a claim by Hwacheon that All American CNC has not paid it for machines sold to All American CNC.  The Complaint seeks damages of approximately $362,000.  All American filed an answer on or about July 15, 2009.  We denied the allegations in the Complaint and plan to vigorously defend the Complaint.  No trial date has been set.

9.           Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC415693.  The Complaint was filed on June 12, 2009.

The Complaint alleges causes of action for breach of contract and common counts against All American CNC seeking damages in the amount of at least $163,578.88, and arises from a claim by Fadal that All American failed to pay amounts due.  On June 26, 2009, Fadal amended the Complaint to include M Line Holdings, Inc. as a Defendant.  On or about August 11, 2009, the Court heard oral argument on Fadal’s Motion for Right to Attach Order and Writ of Attachment.  The Court granted this Motion in part, issuing a Right to Attach Order against All American CNC in the amount of approximately $164,000, which has been accrued as of June 30, 2009.  The Court denied the Motion as to M Line Holdings, Inc.  On August 12, 2009, All American CNC filed an Answer to the Complaint, and M Line Holdings, Inc., filed a demurrer to the Complaint.  The Court has scheduled a hearing for the demurrer for October 15, 2009.  This hearing has been continued until November 24, 2009. Management intends to aggressively defend itself against this claim.  No trial date has been set.

10.           Do v. E.M. Tool Company, Orange County Superior Court, Orange County, California, Case No. 30-2009-00123879.  The Complaint was filed on June 1, 2009.

The Complaint alleges causes of action for negligence, product liability and breach of warranty, and seeks damages to be determined at time of trial.  This lawsuit was tendered by E.M. Tool Company to its insurance company, which is currently providing a defense.  We filed an Answer and a Cross-complaint against the manufacturer of the equipment the Mori Seiki Company, Ltd. No trial date has been set.

11.           Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.  The Complaint was filed on April 14, 2009.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to pay Fox Hills Machining for the sale of two machines from Fox Hills to CNC Repos.  The damages sought in the Complaint are not less than $30,000.  The Defendants filed an Answer on June 5, 2009.  Management intends to aggressively defend itself against this claim.  No trial date has been set.

12.           Laureano v. Eran Engineering, State of California Worker’s Compensation Appeals Board, no case number.

Mr. Laureano has filed a claim with the Worker’s Compensation Appeals Board against Eran Engineering.  At this time, Eran Engineering has only been served with a subpoena for business records, requesting Mr. Laureano’s employment file, personnel file, claim file, and payroll documents.  Management intends to aggressively defend this claim.

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

Holders

As of June 30, 2009, there were 30,861,956 shares of our common stock outstanding held by 88 holders of record of our common stock and numerous shareholders holding shares in brokerage accounts.  Of these shares, 13,950,480 are held by non-affiliates.  On the cover page of this filing we value these shares at $2,790,096.  These shares were valued at $0.20 per share, which is the price of our shares the most recent private transactions involving our common stock.  Due to not being publicly traded at June 30, 2009, this value may not have been an accurate value of our common stock, or indicative of the true value of our common stock, at that time.

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

Non-Qualified Stock Option Plan

In November 2006, the Board of Directors approved the creating of a non-qualified stock option plan for key managers, which, among other provisions, would have provided for the granting of options by the board at strike prices at or exceeding market value, and expiration periods of up to ten years.  This plan was never created and no options were ever issued.

As a result, we did not have any options, warrants or rights outstanding as of June 30, 2009.

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

Recent Issuance of Unregistered Securities

On March 25, 2009, we entered into an Assignment of Promissory Note and Consent Thereto (the “Assignment”) with Money Line Capital, Inc., a California corporation (“MLCI”), and our largest shareholder, under which MLCI agreed to assume our repayment obligations to Joseph Gledhill and Joyce Gledhill under that certain $650,000 principal amount Promissory Note dated December 8, 2008 (the “Gateway Note”) in exchange for the issuance of 3,250,000 shares of our common stock (the “Shares”).  We issued the Shares, restricted in accordance with Rule 144, to MLCI on June 30, 2009.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and MLCI is a sophisticated investor and familiar with our operations.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This annual report on Form 10-K of M Line Holdings, Inc. for the year ended June 30, 2009 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates as we have in the past. Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible. While management believes that adequate allowances have been provided in the Consolidated Financial Statements, it is possible that we could experience unexpected credit losses. Our accounts receivable are concentrated in a relatively few number of customers. One customer, Panasonic Avionics Corporation (“Panasonic”), a leading provider of in-flight entertainment systems for commercial aircraft, accounts for 39% and 35% of our consolidated accounts receivable balance at June 30, 2009 and 2008, respectively.  Therefore, a significant change in the liquidity or financial position of any one customer could make it more difficult for us to collect our accounts receivable and require us to increase our allowance for doubtful accounts, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

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

Long-lived Assets

We continually monitor and review long-lived assets, including fixed assets intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of cash flows may differ from actual cash flows due to, among other things increased competition, loss of customers and loss of manufacturer representation contract, all which can cause materially changes our operating performance. If the sums of the undiscounted cash flows are less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset or discounted cash flows.  Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Based on managements review, we determined there were no impairments of long-lived assets as of June 30, 2009 and 2008.

Goodwill and Acquired Intangible Assets

SFAS No. 141 “Business Combinations” requires that all business combinations be accounted for under the purchase method.  The statement further requires separate recognition of intangible assets that meet certain criteria. SFAS No. 142 “Goodwill and Other Intangible Assets”, requires that an acquired intangible asset meeting certain criteria shall be initially recognized, and measured based on its fair value.

In accordance with SFAS No. 142, goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment. A reporting unit is an operating segment for which discrete financial information is available and is regularly reviewed by management.

SFAS No. 142 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions.  Based on its review, we determined there were impairments of goodwill from continuing operations as of June 30, 2009.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces FAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations. The company is evaluating this statement for the impact, if any, on its consolidated financial statements, however, we will be required to expense cost related to any acquisition after June 30, 2009

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective for us in the fiscal year beginning July 1, 2009, noncontrolling interests will be classified as equity in the Company’s balance sheet and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income, respectively. The provisions of this standard must be applied prospectively upon adoption except for the presentation and disclosure requirements. We do not expect the adoption of SFAS No. 160 to have an impact on our consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. We will adopt the requirements of this pronouncement for the year ended June 30, 2009. We do not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

EITF 07-5, “ Determining Whether an Instrument ( or embedded Feature” is Indexed to an Entity’s Own Stock” (EIFT 07-5) was issued in June 2008 to clarity how to determine whether certain instruments or features were indexed to an entity own stock under EITF Issue No. 01-6, “ The Meaning of “ Indexed to a Company’s Own Stock” (EITF 01-6). EITF 07-5 applies to any freestanding financial instrument (or embedded feature” that has all the characteristics of a derivative as defined in FAS 133, for purpose of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11 (a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity’s own stock, regardless of whether it has all the characteristics of a derivative as defined in FAS 133, for purpose of determining whether to apply EITF 00-19. EITF 07-5 does not apply to share-based payment awards within the scope of FAS123(R), Share-Based Payment (FAS123R).  However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123 R and therefore is subject to EITF 07-5.

The guidance is applicable to existing instruments and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently considering the effect of this EITF on financial statements for the year beginning July 1, 2009.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “ Amendment to the Impairment Guidance of EITF Issued No. 99-20”.  This RSP amends the impairment guidance in EITF Issued No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-that-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “ Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is permitted.  We do not believe this pronouncement will impact our financial statements.

Results of Operations

Discontinued Operations

Effective June 30, 2009, our Board of Directors elected to cease the operations of All American because the business was no longer economically feasible.  During the year ended June 30, 2009, All American was part of our machine tools group.  The company sold new CNC machines it purchased from third party manufacturers.  As a result of All American shutting down its operations on June 30, 2009, the operations of All American are included in the accompanying financial statements as discontinued operations.

All American generated revenues of $2,964,928 and $4,298,613 during the years ended June 30, 2009 and 2008, respectively.

During the year ended June 30, 2009, we recognized pre-tax losses from discontinued operations of ($2,264,216).  Also during the year ended June 30, 2009, we recorded a loss from discontinued operations, net of income tax benefit of $2,264,216.  The losses for All American resulted primarily from - trading losses and the write off of intangible assets.

Since we did not cease operating All American until the last day of our fiscal year the shutdown of these operations did not impact our revenues or operating results for fiscal 2009.

Sales Concentration

The sales within our Precision Manufacturing segment are highly concentrated within one customer, Panasonic Sales to this customer accounted for 66% and 27% of consolidated sales for the years ended June 30, 2009 and 2008, respectively. The loss of all or a substantial portion of sales to this customer would cause us to lose a substantial portion of our sales within this segment and on a consolidated basis, and have a corresponding negative impact on our operating profit margin due to operation leverage this customer provides. This could lead to sales volumes not being high enough to cover our current cost structure or provide adequate operating cash flows. Panasonic has been a customer of ours for approximately 15 years and we believe our relationship is good.

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

Interest Expense

Interest expense primarily consists of the cost of borrowings under our credit agreement with Pacific Western Bank, loans from Joseph Gledhill, a former executive officer and Director, amounts previously outstanding with First Financial Credit and capital lease agreements. See Liquidity and Capital Resources and Notes to Consolidated Financial Statements for further discussion.

Segment Information

	Year ended June 30,
	2009	2008	Change ($)	Change (%)
Sales by segment
Machine Sales	$4,752,435	$8,955,916	$(4,203,481)	47
Precision Manufacturing	4,898,749	6,230,190	(1,331,441)	21

Gross profit by segment
Machine Sales	1,172,998	2,001,147	828,149	41
Precision Manufacturing	1,731,312	2,400,158	668,846	28

Gross Margin by segment-
Machine Sales	25%	22%
Precision Manufacturing	35%	39%

Results of Operations for the Year Ended June 30, 2009 and 2008

Introduction

For the twelve months ended June 30, 2009, we generated $9,651,183 in revenues on cost of sales of $6,746,873.  With these revenues and cost of sales for the year ended June 30, 2009, we had a net income(loss) of ($2,258,883).  For the year ended June 30, 2008, we had revenues of $15,219,106, on cost of sales of $10,817,801.  With these revenues and costs of sales we had a net income(loss) of $73,407, for year ended June 30, 2008.  An explanation of these numbers and how they relate to our business is contained below.

Revenues, Expenses and Loss from Operations

	Year Ended June 30, 2009	Year Ended June 30, 2008

Revenues	$9,651,183	$15,219,106
Cost of Sales	6,746,873	10,817,801
Selling, General and Administrative Expenses	2,771,762	3,989,227
Amortization of Intangible Assets	41,783	17,410
Operating Income	90,765	394,668
Interest Expense	(109,147)	(155,455)
Interest Income	9,990	7,029
Gain on Sale of Assets	16,125	(63,652)
Total Other Income	(83,032)	(212,078)
Net Income (Loss)	$(2,258,883)	$73,407

Revenues

Our revenues for the year ended June 30, 2009 were $9,651,183 compared to revenues of $15,219,106 for the year ended June 30, 2008.  Our approximately 33% reduction in our revenues from the year ended June 30, 2008 to year ended June 30, 2009, was primarily due to a decline in orders due to a slowdown in the overall economy.  Our revenues for the year ended June 30, 2009 consisted primarily of sales of CNC machines and machined products.

Cost of Sales

Our cost of sales for the year ended June 30, 2009, were $6,746,873 and consisted primarily of used CNC machines and raw materials usage, compared to our cost of sales for the year ended June 30, 2008 of $10,817,305.  The reduction in our cost of sales was primarily due to a slowdown in the overall economy and a lack of orders from our customers.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are those expenses we have related to the actual sales of our products and the costs we incur in transporting those products.  For the year ended June 30, 2009 our selling and distribution expenses were $2,771,762, compared to $3,989,227 for the year ended June 30, 2008.  Our selling, general and administrative expenses for the year ended June 30, 2009, primarily consisted of salaries of $717,477, rent of $490,196, legal and professional fees of $470,494, and insurance expenses of $297,393.

Interest Expense

For the year ended June 30, 2009, our interest expense decreased by $46,308 compared to the comparable period in 2008. The change is attributable to lower average debt balances and decreases in the average interest rate paid on our debt and capital lease obligations.

Gain on Sale of Assets

During 2009, we recorded net gain from the sale of assets resulting from the sale of certain manufacturing equipment within the Precision Manufacturing Group during 2009 for proceeds of $16,125.  During the 2008 period, we recognized a net loss of $63,652 from the sale of assets as we sold certain manufacturing equipment within the Precision Manufacturing group.

Loss from Discontinued Operations

The profit (Loss) from discontinued operations were $(2,264,216) and $917  for the years ended June 30, 2009 and 2008, respectively. As noted above, for the period ended in 2009, this was primarily related to the decision by our management to cease operating All American CNC Sales, Inc.  See Notes to Consolidated Financial Statements for further discussion.

Provision for Income Taxes

For the 2009 period, the effective tax rate was 31%. There was no tax provision for 2009 apart from the minimum state income taxes for the year.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including Pacific Western Bank. At June 30, 2009, our cash and cash equivalents totaled $438,030 and we had working capital of $440,594.

At June 30, 2009, we had $440,000 in debt outstanding under our credit agreement with Pacific Western Bank. The credit agreement provides for borrowings of up to $1,500,000, which includes a line of credit, a term loan and a letter of credit. The amount outstanding under the line of credit, term loan and letter of credit are $440,000, $250,000 and $0, respectively. The credit agreement is currently secured by substantially all of our assets and personal guarantees by two of our former executive officers, Joseph Gledhill and Timothy Consalvi.  On November 29, 2008, the term of the credit agreement was extended through November 21, 2009.  Since that time we have agreed on an additional two month extension with Pacific Western Bank.

We have no liability under the letter of credit as this was terminated during the year ended June 30, 2009.

The line of credit provides for borrowings of up to $1,000,000, bearing interest at the lender's referenced prime rate plus 1.5%, and is payable monthly with the outstanding principal balance due on November 21, 2008. The amount available for borrowings is determined on a monthly basis based on 80% of eligible accounts receivable, as defined. As of June 30, 2009, the amount that should have been available for borrowings was $560,000; however, due to our request to change personal guarantors, this line was frozen by Pacific Western Bank and no amount was available for borrowings.

The term loan provides for borrowings of up to $500,000. The loan bears interest at the lender's referenced prime rate plus 1.5%, with principal and interest payments due monthly.

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

As of June 30, 2008, we did not meet our capital expenditures and profitability covenants, as set forth in our prior credit agreement with Pacific Western Bank.  On September 4, 2008, Pacific Western Bank provided us with a letter of forbearance from the measurement of the required covenants as of June 30, 2008.  Beginning on July 1, 2008, we are required to comply with all of the covenants of the amended credit agreement.  We were in compliance with the covenants at June 30, 2009, we are currently in compliance with the covenants under the amended credit agreement with Pacific Western Bank.

As of September 21, 2009, our credit agreement with Pacific Western Bank terminated. Pacific Western Bank and the company have agreed to a two month extension to repay the line of credit and our management feels confident that we will be able to do so in a timely manner.

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

Cash Flows

The following table sets forth our cash flows for the years ended June 30:

	2009	2008
Provided by (used in)
Operating activities	$(221,938)	$384,298
Investing activities	14,277	(230,603)
Financing activities	(378,953	(101,598)
	(586,614)	$52,097

Cash Flows for the Years Ended June 30, 2009 and 2008

Operating Activities

Net cash provided by (used in) operating activities was ($221,938) for the year ended June 30, 2009, compared to $384,298 for the year ended June 30, 2008.  Our cash from operating activities for the year ended June 30, 2009 was primarily $604,577 in accounts receivables, $419,868 in inventories, $94,761 in prepaid expenses and other assets, ($181,071) in accounts payable and accrued expenses, ($149,500) in customer deposits, and ($187,954) in income taxes payables.

Investing Activities

Net cash provided by (used in) investing activities was $14,277 for the year ended June 30, 2009, compared to ($230,603) for the year ended June 30, 2008.  For the year ended June 30, 2009, our cash provided by (used in) investing activities consisted of $74,790 in proceeds from sale of assets and ($60,513) in capital expenditures.  These related to equipment purchases and sales in our precision manufacturing group.

Financing Activities

Net cash provided by (used in) financing activities was ($378,953) for the year ended June 30, 2009, compared to ($101,598) for the year ended June 30, 2008.  The cash provided by (used in) financing activities for the year ended June 30, 2009, consisted of $110,000 in net borrowings on our line of credit, ($202,416) in payments on note payables, ($198,579) in payments on related party notes payable, and ($87,958) in payments on capital leases.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2009:

	2010	2011	2012	2013	2014	Total

Debt obligations	$265,969	$167,165	$0	$0	$0	$433,134
Capital leases	82,519	53,830	50,329	3,038	0	189,716
Operating leases	514,521	453,966	408,816	0	0	1,377,303
	$863,009	$674,961	$459,145	$3,038	$0	$2,000,153

Quantitative and Qualitative Disclosures about Market Risk

The only financial instruments we hold are cash and cash equivalents. We also have a floating interest rate agreement with Pacific Western Bank. Changes in market interest rates will impact our interest costs.

We are currently billed by the majority of our vendors in U.S. dollars and we currently bill the majority of our customers in U.S. dollars. However, our financial results could be affected by factors such as changes in foreign credit n currency rates or changes in economic conditions.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIALS STATEMENT AND SUPPLEMENTARY DATA

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 16, 2009, we dismissed McKennon Wilson & Morgan LLP, the independent accountants previously engaged as the principal accountants to audit our financial statements.  The decision to change accountants was approved by our Board of Directors.

Also effective on March 16, 2009, we engaged Kabani & Company, Certified Public Accountants, as our independent certified public accountants.  The decision to change accountants was approved by our Board of Directors.

McKennon Wilson & Morgan LLP, audited our financial statements for our fiscal year ended June 30, 2008.  The audit report of McKennon Wilson & Morgan LLP on our financial statements for the fiscal year stated above (the “Audit Period”) did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.  During the Audit Period, and through March 16, 2009, there were no disagreements with McKennon Wilson & Morgan LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report, and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent fiscal years, or any subsequent interim period prior to engaging Kabani & Company, we nor anyone acting on our behalf consulted with Kabani & Company regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or (ii) the type of audit opinion that might be rendered on the company’s financial statements where either written or oral advice was provided that was an important factor considered by the company in reaching a decision as to the accounting, auditing, or financial reporting issue, or (iii) any matter that was the subject of a disagreement with the company’s former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its audit report.

Item 9A(T) Controls and Procedures

(a)          Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2009, our disclosure controls and procedures were  not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(T)(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2009, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions.  Although providing this report in this Annual Report is optional for us at this time, written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.  We are required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ending June 30, 2009, however we have not documented these controls.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.           Prior to Spring/Summer 2008, we did not have adequate internal controls, or policies and procedures, with respect to our travel and expense reports.  As a result, it was discovered that certain expense reimbursements were paid to our officers and directors even though complete expense reimbursement paperwork had not been submitted with adequate documentation surrounding the nature of the expense.  These expenses reimbursements were paid based on the incomplete paperwork.   To the extent these expenses could not subsequently be substantiated we requested reimbursement from that officer and director.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

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

Name	Age	Position(s)

George Colin	76	Director (3/09), Chief Executive Officer (12/08)

Jitu Banker	69	Chief Financial Officer (3/09) and Director (3/09)

Robert Sabahat	46	Secretary (3/09) and Director (3/09)

George Colin has served as one of the Company’s directors since January, 2009.  Since 1994 Mr. Colin has been an independent consultant for numerous businesses regarding general business decisions and investment decisions.  From 1976 to 1994, Mr. Colin was the Chief Executive Officer and majority shareholder of Odyssey Systems.  In this role he managed all aspects of the business, which manufactured and supplied swimming pool equipment.  Mr. Colin also served as a lieutenant in the U.S. Navy.  Mr. Colin received NROTC officer training at Villanova University and obtained a BSCE in 1955.

Jitu Banker has served as one of the Company’s directors since January, 2009.  Mr. Banker is currently the President and Chief Financial Officer of Money Line Capital, Inc., the Company’s largest shareholder.  Since 1990, Mr. Banker has also been the owner of Banker & Co., a company specializing in tax, accounting, Internal Revenue Service audits, and other related services.  From 2004 to 2006, Mr. Banker was one of the Company’s Directors and the Company’s Chief Financial Officer.  Mr. Banker has a Bachelor of Arts in Accounting with Economics and is a member of the Institute of Chartered Accountants in England and Wales, the Institute of Management Accountants in London, England, and the American Institute of Certified Public Accountants.

Robert Sabahat is an owner and partner of Madison Harbor Law Group, a law firm located in Orange County, California.  Mr. Sabahat has held this position since September 1999.  In this position Mr. Sabahat has a practice focusing on real estate and commercial litigation involving contract and tort based claims, business transactions, commercial lease agreements, and unfair competition.  From June 1995 to September 1999, Mr. Sabahat was Corporate Counsel for Unicorp Paper Industries, Inc., where he was responsible for all legal matters for the multinational manufacturer of commercial printing papers.  Mr. Sabahat received his Juris Doctorate with honors from Western State University, College of Law in 1994.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Timothy D. Consalvi	1	0	0
Joseph Gledhill	1	0	0
Lawrence A. Consalvi	2	1	0
Stephen M. Kasprisin	2	1	0
George Colin	0	0	0
Jitu Banker	1	0	0
Robert Sabahat	1	0	0
Money Line Capital, Inc.	1	3	0

Board Meetings and Committees

During the fiscal year ended June 30, 2009, the Board of Directors met on a regular basis and took written action on numerous other occasions.  All the members of the Board attended the meetings.  The written actions were by unanimous consent

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended June 30, 2009, 2008 and 2007 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)

George Colin (1)	2009	0	0	0	0	0		0		0
Chief Executive Officer

Jitu Banker (2)	2009	90,000	0	0	0	0	0	0		90,000
Chief Financial Officer

Robert Sabahat (3)	2009	0	0	0	0	0	0	0		0
Secretary

Timothy D. Consalvi (4)	2009	230,000	0	0	0	0	0	3,157	(9)	233,157
Former President and Chief Executive Officer	2008	260,000	51,250	-	-	-	-	21,772	(9)	333,022
	2007	260,000	-	-	-	-	-	10,864	(9)	270,864

Joseph Gledhill (5)	2009	248,846	0	0	0	0	0	0	(10)	248,846
Former Executive Vice President	2008	260,000	52,000	-	-	-	-	15,372	(10)	327,372
	2007	260,000	-	-	-	-	-	16,327	(10)	276,327

Lawrence A. Consalvi (6)	2009	260,000	0	0	0	0	0	3,157	(11)	263,157
Former Executive Vice President	2008	260,000	50,899	-	-	-	-	18,657	(11)	329,556
	2007	260,000	-	-	-	-	-	15,629	(11)	275,629

Stephen M. Kasprisin (7)	2009	15,000	0	0	0	0	0	0	(12)	15,000
Former Chief Financial Officer	2008	58,333	-	-	-	-	-	3,128	(12)	81,461
	2007	134,615	-	-	-	-	-	4,874	(12)	139,489

Lloyd Leavitt (8)	2009	-	-	-	-	-	-	-		-
Former Chief Financial Officer	2008	-	-	-	-	-	-	-		-
	2007	119,569	-	-	-	-	-	8,850	(13)	128,419

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  Our policy and assumptions made in valuation of share based payments are contained in the Notes to our June 30, 2009 financial statements.  The monies shown in the “option awards” column is the total calculated value for each individual.

(1)	George M. Colin was hired as our Chief Executive Officer on December 9, 2008.
(2)	Jitu Banker was hired as our Chief Financial Officer on March 31, 2009.
(3)	Robert Sabahat was hired our Secretary effective March 31, 2009.
(4)	Timothy D. Consalvi resigned from his position as our Chief Financial Officer on December 9, 2009.
(5)	Joseph Gledhill resigned from his position as our Executive Vice President on March 25, 2009, but remains as President of Eran Engineering.
(6)	Lawrence Consalvi resigned all positions with us and our subsidiaries, effective September 24, 2008.
(7)
Stephen M. Kasprisin was hired on November 13, 2006 as Chief Financial Officer, and resigned on October 17, 2007. In April 2008, Mr. Kasprisin agreed to serve as our interim Chief Financial Officer.  Mr. Kasprisin resigned as our Chief Financial Officer and Secretary on March 31, 2009.

(8)	Lloyd Leavitt joined the Company in January, 2005 through the acquisition of Spacecraft. Mr. Leavitt’s employment was terminated in February, 2007.
(9)	Includes vehicle reimbursements of $0, $13,181, and $8,156 in 2009, 2008 and 2007, respectively, and medical and life insurance payments of $3,157, $8,591, and $2,708, for those same years.
(10)	Includes vehicle reimbursements of $0, $15,372 and $13,180, in 2009, 2008 and 2007, respectively, and medical insurance payments of $3,147 in 2007.
(11)
Includes vehicle reimbursements of $0, $11,897, and $12,921, in 2009, 2008, and 2007, respectively and medical and life insurance payments of $3,157, $6,760, and $2,708, in 2009, 2008 and 2007, respectively.

(12)	Includes vehicle reimbursements of $1,500 and $2,400 in 2008 and 2007, respectively, and medical and life insurance payments of $1,628 and $2,474 in 2008 and 2007, respectively.
(13)	Includes vehicle reimbursements of $5,250 in 2007 and medical insurance payments of $3,600 in 2007.

Employment Contracts

We currently do not have written employment agreements with our executive officers.  We had employment agreements with each of our former principal executives, which provided for participation of the employee in any tax-qualified and nonqualified deferred compensation and retirement plans, group term life insurance plans, short-term and long-term disability plans, employee benefit plans, practices, and programs maintained or to be established by us and made available to similarly situated executives generally.

Agreement with Timothy D. Consalvi. In connection with our acquisition of All American from its sole shareholders in September, 2004, Timothy and Kathy Consalvi, All American entered into an employment agreement with Mr. Consalvi to serve as the President of All American at a compensation rate of $168,000 per annum. The initial term of this employment agreement was for one year commencing on October 1, 2004, and with automatic renewals for successive one year terms unless earlier terminated by either party. On February 1, 2007, we entered into a new employment agreement with Mr. Consalvi to serve as our President and Chief Executive Officer at an annual compensation rate of $260,000. The initial term of this employment agreement was for two years commencing February 1, 2007, with automatic renewals for successive two year terms unless terminated by either party. On December 8, 2008, in conjunction with the sale of a portion of his stock to Money Line Capital, Inc., we entered into a new employment agreement with Mr. Consalvi to serve as the President of All American at a compensation rate of $200,000 per annum.  The employment agreement provided that Mr. Consalvi may be terminated for cause with no further compensation. If Mr. Consalvi was terminated without cause, he was entitled to a lump sum severance payment equal to 75% of his annual salary at the date of termination, and medical benefits for a period of nine months after termination. The agreement also provides that for a period of 12 months following termination of the employment agreement, Mr. Consalvi shall not (i) compete with respect to any services or products of the Company which are either offered or are being developed by the Company, (ii) attempt to influence any employee of ours to leave the employ of the Company or to aid any competitor, customer or supplier to hire any employee of ours, (iii) disclose any information about our affairs including trade secrets, know-how, customer lists, business plans, operational methods, policies, suppliers, customers or other such Company information, nor (iv) use or employ any of our information for his own benefit or in any way adverse to our interests. We terminated this agreement effective June 30, 2009, in conjunction with closing down the operations of All American.  At termination we paid Mr. Consalvi $20,769, constituting his final paycheck and a severance payment of $0.

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

However there is no current employment agreement with Mr. Joseph Gledhill at this time. All prior agreements were terminated effective December 2008.

Agreement with Lawrence A. Consalvi. On February 1, 2007, we entered into an employment agreement with Lawrence A. Consalvi to serve as our Executive Vice President, and President of our wholly-owned subsidiary, E.M. Tool Company, Inc. (doing business as Elite Machine), at a compensation rate of $260,000 per annum. The initial term of this employment agreement is for two years commencing February 1, 2007, with automatic renewals for successive two year terms unless terminated by either party. The employment agreement provides that Mr. Consalvi may be terminated for cause. If Mr. Consalvi is terminated without cause, he is entitled to a lump sum severance payment equal to twice his annual salary at the date of termination, and medical benefits for a period of 24 months after termination. The agreement also provides that for a period of 12 months following termination of the employment agreement, Mr. Consalvi shall not (i) compete with respect to any services or products of the Company which are either offered or are being developed by the Company, (ii) attempt to influence any employee of ours to leave the employ of the Company or to aid any competitor, customer or supplier to hire any employee of ours, (iii) disclose any information about our affairs including trade secrets, know-how, customer lists, business plans, operational methods, policies, suppliers, customers or other such Company information, nor (iv) use or employ any of our information for his own benefit or in any way adverse to our interests. The agreement provides that the parties will arbitrate any disputes arising under the agreement.  Mr. Consalvi resigned, effective September 24, 2008.  We entered into a Separation Agreement with Mr. Consalvi on September 26, 2008.  Under the terms of the agreement, Mr. Consalvi returned 400,000 shares of our common stock to us for cancellation in order to repay certain obligations he owed us.  The shares were cancelled, effective October 6, 2008.  Mr. Consalvi continues to work with us selling CNC machines as an independent contractor.

Agreement with Stephen M. Kasprisin. On November 13, 2006, we entered into an employment agreement with Stephen M. Kasprisin to serve as our Chief Financial Officer at a compensation rate of $200,000 per annum. The initial term of this employment agreement was for one year commencing on November 13, 2006, with automatic renewals for successive one year terms unless terminated by either party. Mr. Kasprisin resigned and terminated the agreement on October 14, 2007. We did not have an employment agreement with Mr. Kasprisin for serving as our interim Chief Financial Officer. However, we did compensate Mr. Kasprisin the following for serving as our interim Chief Financial Officer: i) $1,500, ii) 50,000 shares of our common stock, paid upon close of the transaction with Money Line Capital, Inc.  Mr. Kasprisin resigned as our interim Chief Financial Officer, our Secretary and a member of our Board of Directors, effective March 31, 2009.

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

Other Compensation

We have employment agreements with several of our other employees, including Kenneth Collini and Douglas Redoglia, both of whom are salesmen for used CNC Machines.

Director Compensation

The following table sets forth director compensation as of June 30, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

George Colin (1)	0-	0-	0-	0	0	0	0

Jitu Banker (2)	0-	0-	0	0	0	0	0

Robert Sabahat (3)	0-	0	0	0	0	0	0

Timothy D. Consalvi (4)	0-	0	0	0	0	0	0

Joseph Gledhill (5)	0-	0	0	0	0	0	0

Lawrence A. Consalvi (6)	0-	0	0	0	0	0	0

Stephen M. Kasprisin (7)	0-	0	0	0	0	0	0

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

(1)	George M. Colin was appointed to our Board of Directors on January 28, 2009.
(2)	Jitu Banker was appointed to our Board of Directors on January 28, 2009.
(3)	Robert Sabahat was appointed to our Board of Directors on March 31, 2009.
(4)	Timothy D. Consalvi resigned from our Board of Directors effective March 25, 2009.
(5)	Joseph Gledhill resigned from our Board of Directors effective March 25, 2009.
(6)	Lawrence Consalvi resigned all positions with us and our subsidiaries, effective September 24, 2008.
(7)	Stephen M. Kasprisin resigned from our Board of Directors effective March 31, 2009.

We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of June 30, 2009:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

George Colin	-	-	-	-	-	-	-	-	-

Jitu Banker	-	-	-	-	-	-	-	-	-

Robert Sabahat	-	-	-	-	-	-	-	-	-

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2009, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Common Stock	George Colin (2)	690,000		2.2%

Common Stock	Jitu Banker (2)	325,000	(4)	1.1%

Common Stock	Robert Sabahat (2)	0		0.0%

Common Stock	Money Line Capital, Inc. 17702 Mitchell North, Suite 201 Irvine, CA 92614	16,918,476	(6)	54.8%

Common Stock	All Directors and Officers As a Group (3 persons)	1,015,000	(4)	3.3%

(1)
Unless otherwise indicated, based on 30,861,956 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates one of our officers or directors.
(3)	Unless indicated otherwise, the address of the shareholder is M Line Holdings, Inc.

(4)	Includes 25,000 shares held by Mr. Banker’s son.
(5)
All three of our officers and directors own stock in Money Line Capital, Inc., but none individually or as a group control Money Line’s investment or control decisions, and, therefore, disclaim ownership of Money Line Capital’s stockholdings, including our common stock.

(6)	Includes 1,130,000 shares not owned by Money Line Capital, but controlled by irrevocable proxy.

The issuer is not aware of any person who owns of record, or is known to own beneficially, ten percent or more of the outstanding securities of any class of the issuer, other than as set forth above.  There are no classes of stock other than common stock issued or outstanding.

Change of Control Transaction

On June 30, 2009, we entered into a binding letter of intent (“LOI”) with Money Line Capital, Inc. (“MLCI”), our largest shareholder.  Under the LOI the parties agree to complete a transaction whereby all the MLCI shareholders will exchange their shares of MLCI stock for shares of our stock.  No cash will be exchanged in this transaction.  The parties have agreed to negotiate in good faith to close the transaction on or before January 29, 2010.  The LOI is predicated on us being current in our reporting obligations under the Securities and Exchange Act of 1934, as amended, and being publicly-traded at the time of the closing; and MLCI having its financial statements (and its subsidiaries, as applicable) audited for the period ended June 30, 2009, as well as completing a valuation by a qualified third-party company.

Technically the transaction will result in a change of control since the shares currently held by Money Line Capital, Inc., the owner of 54% of our common stock, will be retired and become treasury shares, and the new owners of a majority of our common stock will be the shareholders of Money Line Capital at the time of the closing of the transaction.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Letter of Intent with Money Line Capital, Inc.  On June 30, 2009, we entered into a binding Letter of Intent (the “LOI”) with Money Line Capital, Inc., a California corporation (“MLCI”).  MLCI is our largest shareholder and specializes in business financing transactions and holds equity in a number of operating subsidiaries in various fields, including financing, aerospace, real estate, media, beverage, and technology.  Under the LOI the parties agree to complete a transaction whereby all the MLCI shareholders will exchange their shares of MLCI stock for shares of our stock.  No cash will be exchanged in this transaction.  The parties have agreed to negotiate in good faith to close the transaction on or before January 29, 2010.  The LOI is predicated on us being current in our reporting obligations under the Securities and Exchange Act of 1934, as amended, and being publicly-traded at the time of the closing; and MLCI having its financial statements (and its subsidiaries, as applicable) audited for the period ended June 30, 2009, as well as completing a valuation by a qualified third-party company.

Assignment of Gledhill Note.  On March 25, 2009, we entered into an Assignment of Promissory Note and Consent Thereto (the “Assignment”) with MLCI, under which MLCI agreed to assume our repayment obligations to Joseph Gledhill and Joyce Gledhill under that certain $650,000 principal amount Promissory Note dated December 8, 2008 (the “Gateway Note”) in exchange for the issuance of 3,250,000 shares of our common stock (the “Shares”).  Mr. Gledhill, one of our former directors, and Joyce Gledhill consented to the Assignment.  Pursuant to the Assignment, MLCI and the Gledhill’s entered into a new $650,000 principal amount secured promissory note, a security agreement and a pledge agreement.  We issued the 3,250,000 shares of our common stock to MLCI on June 30, 2009.

MLCI Demand Note.  we entered into a Demand Promissory Note dated March 25, 2009 (the “Note”), evidencing the terms under which MLCI will loan us up to $500,000 on an “as needed” basis for working capital purposes.  The Note accrues interest at a of 10%.per annum.  Under the terms of the Note, MLCI is not obligated to loan us any money, but the Note sets forth the terms in the event MLCI elects to loan us money for working capital purposes.  As of June 30, 2009, MLCI has loaned us $134,900 under this Note, as is reflected on our balance sheet for June 30, 2009.

Patricia Consalvi Note. On March 1, 2007, we executed a promissory note in favor of Patricia Consalvi, the mother of Timothy D. Consalvi and Lawrence A. Consalvi, our President and Executive Vice President, respectively, for the principal sum of $100,000, with interest at a rate of 6% per annum payable in twenty-three (23) consecutive installments of $4,435 with a final payment of $4,360 on February 1, 2009. The proceeds of the note were used for working capital purposes. This note has been repaid in full and $0 remains outstanding of June 30, 2009.

Leavitt Family Trust Note. We currently have an unsecured note payable to a stockholder payable in monthly installments of $4,505 per month, non-interest bearing, including interest imputed at 12% per annum for financial statement purposes, in the aggregate amount of $139,641. As of June 30, 2009, $31,526 remains outstanding.

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

Joseph Gledhill Note No. 2. We have a second unsecured note payable outstanding to Joseph T.W. Gledhill, one of our officers, directors and a stockholder, which is due January, 2009, with interest of 6% per annum, in the aggregate amount of $706,200. This note consolidated earlier promissory notes issued by us in favor of Mr. Gledhill. This loan from Mr. Gledhill were used for working capital requirements. This note was assigned to Money Line Capital, Inc. on March 25, 2009 in exchange for the issuance of 3,250,000 shares of our common stock to Money Line Capital, Inc., which were issued on June 30, 2009.  As a result of the assignment this note is no longer an obligation of the company.

Loan to Lawrence A. Consalvi.  In connection with the close of our financial statements for the period ended June 30, 2008, it was determined that prior to the filing of our Form 10 with the Securities and Exchange Commission on May 15, 2008, we paid Lawrence A. Consalvi, our then Chief Executive Officer, $81,000 for certain business expenses.  Due to the lack of documentation surrounding the nature of the expense Lawrence A. Consalvi agreed to reimburse us for this amount.  As a result, we recorded a receivable due from Mr. Consalvi in our financial statements for year ended June 30, 2008.  In conjunction with us becoming subject to the reporting requirements of the Securities Exchange Act of 1934, we have requested that Mr. Consalvi repay this amount to us or return 400,000 shares of our common stock to us.  Pursuant to Mr. Consalvi’s resignation we entered into a Separation Agreement with Mr. Consalvi.  Pursuant to the Agreement, Mr. Consalvi returned 400,000 shares of our common stock to us for cancellation in order to repay this obligation.  The shares were cancelled, effective October 6, 2008.  As a result this amount is no longer owed to us.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Restated Fees

During the year ended June 30, 2009, Kabani & Company and McKennon Wilson & Morgan LLP billed us $25,000 and $109,866, respectively, in fees for professional services for the audit of our financial statements in our Form 10-K and review of financial statements included in our Form 10-Q’s, as applicable.  During the year ended June 30, 2008, McKennon Wilson & Morgan LLP billed us $109,690 in fees for professional services for the audit and review of our financial statements.

Tax Fees

During the year ended June 30, 2009, Kabani & Company and McKennon Wilson & Morgan LLP billed us $0 and $5,000, respectively, for professional services for tax preparation. During the year ended June 30, 2008, McKennon Wilson & Morgan LLP billed us $17,625 for professional services for tax preparation.

All Other Fees

During the year ended June 30, 2009, Kabani & Company and McKennon Wilson & Morgan LLP did not bill us any amounts for any other fees.  During the year ended June 30, 2008, McKennon Wilson & Morgan LLP did not bill us any amounts for any other fees.

Of the fees described above for the year ended June 30, 2009, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

   The following financial statements are filed as part of this report:

(a)(2)	Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)	Exhibits

Refer to (b) below.

(b)	Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of M Line Holdings, Inc., a Nevada corporation, as amended

3.2 (5)	Certificate of Amendment of Articles of Incorporation

3.3 (1)	Bylaws of M Line Holdings, Inc., a Nevada corporation

10.1 (1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2 (1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.3 (1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4 (1)	Employment Agreement with Timothy D. Consalvi dated February 1, 2007

10.5 (1)	Employment Agreement with Joseph T.W. Gledhill dated February 5, 2007

10.6 (2)	Employment Agreement with Lawrence A. Consalvi dated February 5, 2007

10.7 (1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.8 (1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

10.9 (1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.10 (3)	Separation Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 26, 2008

10.11 (4)	Sales Agent Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 30, 2008

10.12 (4)	Loan Agreements with Pacific Western Bank dated September 20, 2008

10.13 (5)	Assignment of Promissory Note and Consent Thereto by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated March 24, 2009

10.14 (5)	M Line Holdings, Inc. Demand Note for up to $500,000 dated March 25, 2009

10.15 (6)	Letter of Intent by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated June 30, 2009

21	List of Subsidiaries (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of George Colin (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jitu Banker (filed herewith).

32.1	Section 1350 Certification of George Colin (filed herewith).

32.2	Section 1350 Certification of Jitu Banker (filed herewith).

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

(5)  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 24, 2009.

(6)  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 6, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M Line Holdings, Inc.

Dated: October 12, 2009		/s/ George Colin
	By:	George Colin
Chief Executive Officer
and a Director

Dated: October 12, 2009		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer
and a Director

Dated: October 12, 2009		/s/ Robert Sabahat
	By:	Robert Sabahat
Secretary and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George Colin
Dated: October 12, 2009
	By:	George Colin
Chief Executive Officer
and a Director

/s/ Jitu Banker
Dated: October 12, 2009
	By:	Jitu Banker
Chief Financial Officer
and a Director

/s/ Robert Sabahat
Dated: October 12, 2009
	By:	Robert Sabahat
Secretary and a Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
M Line Holdings, Inc.
(formerly, Gateway International, Inc)

We have audited the accompanying balance sheet of M Line Holdings, Inc. (formerly, Gateway International, Inc) as of June 30, 2009 and the related statements of operation, stockholders' equity, and cash flow for the year ended June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M Line Holdings, Inc. as of June 30, 2009 and the results of its operation and its cash flow for the year ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
October 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
M Line Holding, Inc. (formerly Gateway International Holdings, Inc.)

We have audited the accompanying consolidated balance sheet of M Line Holding, Inc. (formerly Gateway International Holdings, Inc.) and its subsidiaries (collectively the “Company”) as of June 30, 2008, and the related statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M Line Holding, Inc. (formerly Gateway International Holdings, Inc.) and subsidiaries as of June 30, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ McKennon, Wilson & Morgan LLP

Irvine, California
October 1, 2008, except for “Note 2”, paragraph “Discontinued Operations”, for which the date is October 9, 2009

PART I-FINANCIAL INFORMATION
M LINE HOLDINGS, INC.
(FORMERLY, GATEWAY INTERNATIONAL HOLDING, INC)
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	As of June 30,
	2009	2008
Assets

Current Assets:
Cash and cash equivalents	$438,030	$901,707
Accounts receivable, net	892,718	904,262
Inventories	1,301,421	740,788
Due from related party	-	81,000
Prepaid and other current assets	80,250	180,011
Deferred Income Taxes - current	95,617	179,316
Current assets -Discontinued Operations	116,868	1,847,392
Total current assets	2,924,905	4,834,476

Property and equipment, net	1,160,318	1,525,325
Intangible assets, net	348,192	389,975
Goodwill	-	198,169
Deposits and other non current assets	66,146	61,146
Deferred Income Taxes - non current	182,505	245,497
Non current assets - Discontinued Operations	63,704	811,192
Total Assets	$4,745,770	$8,065,780

Liabilities and Shareholders' Equity

Current Liabilities:
Line of Credit	$440,000	$330,000
Accounts Payable	502,745	462,450
Income Taxes Payable	-	187,954
Accrued Expenses and other	486,951	99,844
Accrued interest due to related party	-	82,173
Notes payable	265,969	244,635
Notes payable, related party	-	734,880
Deferred Income taxes-current	-	11,263
Capital Leases-current	70,747	65,094
Current liabilities-Discontinued operations	717,899	1,468,268
Total Current Liabilities	2,484,311	3,686,561

Notes Payable	167,165	429,493
Notes Payable, related party	-	31,526
Capital Leases-long term	97,351	102,596
Deferred Income Taxes-long term	168,373	303,801
Deferred Rent	65,849	79,126
Long term liabilities-Discontinued operations	29,751	27,765
Total Liabilities	3,012,800	4,660,868

Shareholders' Equity
Common Stock, $0.001: 100,000,000 shares
Authorized; 30,861,956 and 28,378,645 shares issued and outstanding at June 30, 2008 and 2009 respectively	30,862	28,379
Additional paid in capital	9,505,812	8,921,354
Accumulated deficit	(7,803,704)	(5,544,821)
Total stockholders' equity	1,732,970	3,404,912
Total Liabilities and Shareholders' Equity	$4,745,770	$8,065,780

See accompanying Notes to Consolidated Financial Statements.

M LINE HOLDINGS, INC.
(FORMERLY, GATEWAY INTERNATIONAL HOLDING, INC)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	June 30, 2009	June 30, 2008

Net sales	$9,651,183	$15,219,106
Cost of sales	6,746,873	10,817,801
Gross Profit	2,904,310	4,401,305

Operating expenses:
Selling, general and administrative	2,771,762	3,989,227
Amortization of intangible assets	41,783	17,410
Total operating expenses	2,813,545	4,006,637

Operating income	90,765	394,668

Other income (expense):
Interest Expense	(109,147)	(155,455)
Interest Income	9,990	7,029
Gain on sale of assets	16,125	(63,652)
Total other income (expense)	(83,032)	(212,078)
Income from continuing operations, before income tax	7,733	182,590

Income tax provision	2,400	110,154

Income from continuing operations	5,333	72,436
Income (loss) from discontinued operations, net of income taxes	(2,264,216)	971
NET INCOME (LOSS)	$(2,258,883)	$73,407

NET INCOME PER SHARE:

Basic and diluted net income (loss) per share:

Continuing operations	$-	$-

Discontinued Operations	(0.08)	-

Total	$(0.08)	$-

Weighted average number of common shares under in per share calculations (basic and diluted)	27,817,257	28,219,631

See accompanying Notes to Consolidated Financial Statements.

M LINE HOLDINGS, INC.
(FORMERLY, GATEWAY INTERNATIONAL HOLDING, INC)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
AS OF JUNE 30, 2009 AND 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Amount	Deficit	Total

Balance, July 1 2007	27,645,334	$27,646	$8,419,087	$(5,618,228)	$2,828,505
Common stock issued for creditor settlement	150,000	150	62,850	-	63,000

Retirement of stock securing repaid note	(416,689)	(417)	417	-	-
Common stock issued for acquisition of CNC Repos, Inc.	1,000,000	1,000	439,000	-	440,000

Net income	-	-	-	73,407	73,407

Balance, June 30, 2008	28,378,645	28,379	8,921,354	(5,544,821)	3,404,912

Retirement of stock securing repaid note	(416,689)	(417)	417	-	-

Stock compensation expense -	50,000	50	15,433	-	15,483

Retirement of stock	(400,000)	(400)	(80,600)	-	(81,000)

Imputed interest on related party notes	-	-	2,458	-	2,458

Conversion of note payable	3,250,000	3,250	646,750	-	650,000

Net loss	-	-	-	(2,258,883)	(2,258,883)
Balance sheet at June 30, 2009	30,861,956	$30,862	$9,505,812	$(7,803,704)	$1,732,970

See accompany Notes to Consolidated Financial Statements.

M LINE HOLDINGS, INC.
(FORMERLY, GATEWAY INTERNATIONAL HOLDING, INC)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	For the years Ended June 30,
	2009	2008

Net Income (Loss)	$(2,258,883)	$73,407
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Gain on sale of assets	(16,125)	70,354

Bad debt expense	34,055	-

Depreciation	427,600	446,317

Amortization of Intangibles assets	127,323	113,396

Impairment of Goodwill and intangible assets	845,471	-

Imputed interest on related party note	2,458	-

Shares issued for compensation	15,483	-
Changes in operating assets and liabilities:

Accounts receivable	604,577	(64,124)

Inventories	419,868	(757,415)

Related party receivable	-	(81,000)

Prepaid expenses and other assets	94,761	64,049

Accounts payable and accrued expenses	(181,071)	486,982

Customer Deposits	(149,500)	(45,500)

Income Taxes payable	(187,954)	59,568

Deferred Rent	-	79,126

Deferred Income taxes	-	(60,862)

Net cash provided by (used in) operating activities	(221,938)	384,298

Cash flows from investing activities:

Capital Expenditures	(60,513)	(316,323)

Proceeds from sale of assets	74,790	49,943

Deposits and other	-	35,777

Net Cash provided by (used) in investing activities	14,277	(230,603)

Cash flows from financing activities:

Net borrowings on line of credit	110,000	264,177

Proceeds from issuance of Notes payable	-	174,651

Payments on notes payable	(202,416)	(219,819)

Payments on related party notes payable	(198,579)	(153,094)

Payments on capital leases	(87,958)	(167,513)

Net cash used in financing activities	(378,953)	(101,598)

Net Increase (decrease) in cash and cash equivalents	(586,613)	52,097

Cash and cash equivalents at beginning of year	1,024,643	972,546
Cash and cash equivalents at end of year	$438,030	$1,024,643

Supplemental disclosure of cash flow information Cash paid during the year for:
Interest	$109,147	$113,390

Income taxes	$-	$49,028

Supplemental disclosure of non cash investing and financing activities:

Conversion of note payable	$650,000	$-

Conversion of line of credit to term loan	$-	$500,000

Stock issued for creditor settlement	$-	$63,000

Stock issued for CNC Repos, Inc.	$-	$440,000

Shares received for related party receivable	$81,000	$-

Capital expenditures acquired under capital leases	$45,584	$167,205

Stock retired on cancellation of note	$-	$417

See accompanying Notes to Consolidated Financial Statements.

.
M LINE HOLDINGS, INC.
(FORMERLY, GATEWAY INTERNATIONAL HOLDING, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Organization

M. Line Holdings, Inc. (the “Company”) was incorporated in Nevada on September 24, 1997, under the name Gourmet Gifts, Inc. (“Gourmet Gifts”). On December 11, 2001, Gourmet Gifts acquired 100% of the issued and outstanding capital stock of Elite Machine Tool Company (“Elite”). Immediately prior to the merger, the Company had 100,000,000 shares of stock authorized, of which 6,768,000 shares were outstanding. Pursuant to the merger, all of the outstanding shares of Elite, aggregating 21,262 shares, were exchanged for shares of common stock of Gourmet Gifts on a 1 to 1,274 basis or into 27,072,000 (net of 600,000 shares subsequently cancelled) shares of common stock leaving a total of 33,240,000 shares of common stock issued and outstanding after the merger. Immediately after the merger, the officers and directors of Gourmet Gifts resigned and the executive officers and directors of Elite the company elected and appointed to such positions, thereby effecting a change of control.

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

Gateway International Holdings, Inc. changed its corporate name to M Line Holdings, Inc. effective March 25, 2009.

Business

The Company and its subsidiaries are engaged in the following businesses:

	Acquiring, refurbishing and selling pre-owned CNC machine-tool equipment through its Elite subsidiary.
	Manufacturing precision metal component parts in the defense, automotive, aerospace and medical industries through its Eran Engineering, Inc. (“Eran”) subsidiary.

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

2.	Basis of Presentation and Significant Accounting Policies

Discontinued Operations

The Board of Directors of the company decided to discontinue the operations AACNC, a wholly owned subsidiary and a part of the Machine Sales segment, due to continued losses and no prospect of AACNC of getting back to profitability.  During the year ended June 30, 2009, the company incurred losses of $2,264,216 from discontinued operations of this company.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of M Line Holdings, Inc. and its wholly-owned subsidiaries: E.M. Tool Company, Inc. d.b.a. Elite Machine Tool Company, Eran Engineering, Inc and AACNC as discontinued operations. All intercompany accounts and transactions have been eliminated.

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance consists of the following:
	June 30, 2009	June 30, 2008
% of accounts receivable	39%	35%

# of customers	1	1

Sales from significant customers representing 10% or more of sales consist of the following customers for the years ended June 30:

	2009	2008

% of sales	66%	27%

# of customers	1	1

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

	2009	2008

% of segment sales	66%	84%

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

Based on management’s review, the Company determined there were no impairments of long-lived assets as of June 30, 2009 and 2008.

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

SFAS No. 142 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions. Based on its review, the Company determined there were impairments of goodwill from continuing operations as of June 30, 2009 Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Income taxes for the year ended June 30, 2009 has been classified to present tax provision (benefit) for continuing operations and discontinued operations separately.

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

Advertising

The Company expenses the cost of advertising when incurred as selling expenses. Advertising expenses were $41, 172and $21,321, for the years ended June 30, 2009 and 2008 respectively.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net loss by the Company’s weighted average common shares outstanding during the period. Diluted net income per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the Company’s weighted average fair value of the common shares during the period. For each period presented, basic and diluted net income (loss) per share amounts are identical as the Company does not have potentially dilutive securities.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces FAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations. The company is evaluating this statement for the impact, if any, on its consolidated financial statements, however, the Company will be required to expense cost related to any acquisition after June 30, 2009

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective for us in the fiscal year beginning July 1, 2009, noncontrolling interests will be classified as equity in the Company’s balance sheet and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income, respectively. The provisions of this standard must be applied prospectively upon adoption except for the presentation and disclosure requirements. We do not expect the adoption of SFAS No. 160 to have an impact on our consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the year ended June 30, 2009. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

EITF 07-5, “ Determining Whether an Instrument ( or embedded Feature” is Indexed to an Entity’s Own Stock” (EIFT 07-5) was issued in June 2008 to clarity how to determine whether certain instruments or features were indexed to an entity own stock under EITF Issue No. 01-6, “ The Meaning of “ Indexed to a Company’s Own Stock” (EITF 01-6). EITF 07-5 applies to any freestanding financial instrument (or embedded feature” that has all the characteristics of a derivative as defined in FAS 133, for purpose of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11 (a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity’s own stock, regardless of whether it has all the characteristics of a derivative as defined in FAS 133, for purpose of determining whether to apply EITF 00-19. EITF 07-5 does not apply to share-based payment awards within the scope of FAS123(R), Share-Based Payment (FAS123R). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123 R and therefore is subject to EITF 07-5.

The guidance is applicable to existing instruments and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently considering the effect of this EITF on financial statements for the year beginning July 1, 2009.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “ Amendment to the Impairment Guidance of EITF Issued No. 99-20”.  This RSP amends the impairment guidance in EITF Issued No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-that-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “ Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is permitted. The Company does not believe this pronouncement with impact its financial statements.

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

Goodwill, in the amount of $198,169, was written off during the fiscal year ended June 30, 2009.

The assets acquired were the use of the name “CNC Repos”, the customer lists, and engagement of key personnel. The company considered that there was no fair value for these acquired assets as sales targets were not met during the current fiscal year, sales being the basis for computing value, in addition to the discontinuance of the operations of All American CNC, Inc., and the absorbtion of the “CNC Repos” personnel by Elite Machine Tool Company.

The carrying value of the asset was considerably in excess of the implied fair value. The company therefore wrote off the value of goodwill as that there was no indication that the “CNC Repos” personnel would ever meet any of the sales targets.

The pro-forma has not been provided for “CNC Repos” because it was immaterial

4.	Inventories

Inventories consist of the following at June 30:

	2009	2008

Finished Goods and components	$843,305	$612,825

CNC Machines held for sale	183,500	304

Work in progress	233,773	116,832

Raw Materials and Parts	40,843	10,827
	$1,301,421	$740,788

5.	Due from Related Party

In connection with the close of our financial statements for the year ended June 30, 2008, the Company discovered it had paid Lawrence A. Consalvi, a former directors for certain expenses submitted for reimbursement. Due to the lack of documentation surrounding the nature of the expense, Mr. Consalvi agreed to reimburse the Company $81,000 or return 400,000 shares of the Company’s common stock. As a result a receivable for $81,000 has been recorded as of June 30, 2008 and received by the company during the year ended June 30, 2009.

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

The note was repaid during the year ended June 30, 2009.

7.	Property and Equipment

Property and equipment consists of the following at June 30:

	Estimated useful life (in years)	2009	2008

Machinery and Equipment	7	$2,472,488	$2,490,891
Equipment under capital leases	4 to 5	215,021	215,021
Fixtures, Fittings and office equipment	3 to 5	173,885	173,587
Vehicles	5	62,372	23,276
Leasehold Improvements	3	119,649	119,649
		3,043,415	3,022,424
Less accumulated depreciation and amortization		(1,883,096)	(1,497,099)
		$1,160,319	$1,525,325

Depreciation expense was $398,700 and $ 419,335 for the years ended June 30, 2009 and 2008, respectively.

On February 23, 2007, the Company completed the sale of its former manufacturing facility for aggregate proceeds of $2,017,000 resulting in a gain on the sale of $691,967. The facility was sold to facilitate the expansion of its Precision Manufacturing operation.

8.	Intangible Assets

Intangible assets consist of the following at June 30:

	Weighted Average Remaining Life (in years)	2009		2008

		Cost	Carrying Amount	Cost	Carrying Amount

Customer Relationships	7-6	$417,831	348,192	$417,831	389,975

Amortization expense was $41,783 and $17,410 for the years ended June 30, 2009 and 2008, respectively.

Estimated intangible asset amortization expense for the remaining carrying amount of intangible assets is as follows for the years ending June 30:

2009
2010	$41,783
2011	41,783
2012	41,783
2013	41,783
2014	41,783
Thereafter	139,277
$348,192

9.	Goodwill

Goodwill, as of June 30, 2009, has been written off as the parent company did not consider the fair value of the reporting unit adequate to support  the carrying amount of goodwill in Elite Machine Tool, Inc..

 In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are amortized on a pattern of estimated cash flow basis over their estimated useful lives or straight line if a pattern cannot be determined. The Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis at the beginning of the fourth quarter, or when circumstances change, such as a significant adverse change in the business climate or the decision to sell a business, both of which would indicate that an impairment may have occurred. The Company applies the two step process in accordance with SFAS No. 142 in the evaluation of goodwill impairment. The first step involves a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded in the statement of operations.
Goodwill, in the sum of $198,169, was written off during the current fiscal year as management concluded that the carrying value of goodwill was very much in excess of the fair value of the asset.

The basis for computing fair value was sales. The sales for the fiscal year ended June 30, 2009 were negligible. Fair value was therefore non existent and management determined that as the carrying value exceeded the fair value, goodwill should be written off. In addition, CNC Repos personnel opted to join Elite Machine Tool Company due to the discontinuance of the operations of All American CNC Sales, Inc., and the entity known as CNC Repos therefore ceased to exist.

10.	Accrued Expenses

Accrued expenses consist of the following at June 30:

	2009	2008
Compensation and related benefits	$170,518	$83,420
Other	316,433	16,424
	$486,951	$99,844

11.	Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of June 30

2009
2009	-
2010	$82,519
2011	53,830
2012	50,329
2013	3,038
2014	-
Total minimum lease payments	189,716
Less amount representing interest	21,618
Present value of future minium lease payments	168,098
Less current portion of capital lease obligations	70,747
Capital Lease obligations, net of current portion	$97,351

12.	Line of Credit and Notes Payable

Pacific Western Bank Credit Agreement

On August 21, 2006, the Company entered into credit agreement with Pacific Western Bank (“PWB”). The credit agreement provides for borrowings of up to $1,500,000 through a line of credit which is secured by substantially all of the Company’s assets and personal guarantees by two of the executive officers, Joseph Gledhill and Larry Consalvi. On November 15, 2007, the credit agreement was amended to reduce the amount available under the line of credit to $1,000,000 and to convert $500,000 of outstanding principal into a term loan. On September 29, 2008, the credit agreement was renewed through November 21, 2009, and Timothy Consalvi replaced Larry Consalvi as a guarantor.

The line of credit has a stated interest rate equal to the lender's referenced prime rate plus 1.5%, or 9.75% and 6.5% per annum at June 30, 2008 and 2009, respectively. Interest is payable monthly with the outstanding principal balance due on September 21, 2009. The amount available for borrowings is determined based on a monthly basis based on 80% of eligible accounts receivable, as defined. The Company also has an irrevocable letter of credit outstanding of $100,000. The proceeds are used for general working capital needs. The amount available for borrowings under the line of credit was $440,000 and $570,000 June 30, 2009  and 2008, respectively.

The irrevocable letter of credit outstanding of $100,000 has been released by the bank subsequent to year end.

The term loan provides for borrowings of up to $500,000. The loan has a stated interest rate equal to the lender's referenced prime rate plus 1.5%, or 9.75% and 6.5% per annum at June 30, 2009 and 2008, respectively. Principal and interest payments are payable monthly.

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

The company is in the process of making arrangements to repay the line of credit to Pacific Western Bank

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

Notes payable consist of the following at June 30:

	2009	2008
Notes payable to financial institutions, secured by the underlying equipment payable in aggregate monthly installments of $7,292, including interest rates between 7.2% and 9.75% per annum for a period of 50 and 60 months	$151,608	$203,836

Notes payable secured by the underlying vehicles, payable in aggregate monthly installments of $2,301,incuding interest between 2.9% and 4.9% per annum for a period of 36 and 60 months	-	67,514

Unsecured Loan to an individual in respect of the acquisition of a former subsidiary	31,526	-

Term loan to PWB payable in monthly installments of $17,120 including interest at a rate of Prime plus 1.50% per annum due November 25, 2010	250,000	402,778

Total	433,134	674,128
Less current portion	(265,949)	(244,635)
Long Term portion	$167,185	$429,493

	2009
2010	$265,969
2011	167,165
2012	-
2013	-
Thereafter	-
	$433,134

13.	Notes Payable to Related Parties

Notes payable to related parties consist of the following as of June 30:

	2009	2008
Unsecured note payable to Joseph Gledhill for working capital requirements, due January 2009 with interest of 6% per annum.	$-	$646,200

Unsecured note payable to a related party, the mother of Tim Consalvi, for working capital requirements due February

February 1, 2009, payable in monthly installments of $4,435 including interest at 6% per annum.	-	34,623

Unsecured note to a shareholder payable in monthy installments of $4,505 per month. due November 25, 2010	-	85,583

Total	-	766,406
Less current portion	-	(734,880)
Long Term portion	$-	$31,526

There are no future maturities of notes payable to related parties at June 30, 2009.

All related party notes were repaid or settled in 2009. During 2009, the Company converted $650,000 of these notes and accrued interest with Joe Gledhill in exchange for 3,250,000 shares of common stock. There was no additional costs or charges incurred by the company

Interest expense on notes payable, capital leases and notes payable-related parties for years ended June 30, 2009 and 2008, was $109,147 and $141,265, respectively.

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

The Company has provided certain of its customers with product warranties of ninety days from the date of sale based on management’s estimate of the probable liability under its product warranties. Warranty expense was $30,049 and $25,000 for the years ended June 30, 2009 and 2008, respectively.

The Company leased its manufacturing and office facilities under non-cancelable operating lease arrangements.

Future minimum lease payments under non-cancelable operating leases are as follows as of June 30:

Amount
2010	$514,521
2011	453,966
2012	408,816
2013	-
2014	-
$1,377,303

Rent expense under operating leases was $490,196 and $469,702 for the years ended June 30, 2009 and 2008, respectively.

15.	Litigation

1.           Onofrio Saputo and Christopher Frisco v. Gateway International Holdings, Inc., Lawrence Consalvi, Timothy Consalvi and Joe Gledhill, Court of the State of California, County of Orange, Case No. 30-2008-00110905.  Plaintiffs filed this action on August 21, 2008.  A Dismissal with Prejudice was filed with the Court on or about April 24, 2009.

The Complaint, which had causes of action for securities fraud, breach of fiduciary duties, fraud and deceit, and rescission, alleged that the defendants intentionally misrepresented, or failed to disclose, certain facts regarding the company prior to the plaintiffs purchasing Gateway International Holdings, Inc. (now M Line Holdings, Inc.) common stock.  The Complaint sought total monetary damages of approximately $188,415, plus interest, and punitive damages.  We filed an Answer to the Complaint on October 17, 2008, denying the allegations of the Complaint, denying that plaintiffs are entitled to any relief whatsoever and asserting various affirmative defenses.  On January 22, 2009, the parties signed a Settlement Agreement, whereby a party unrelated to the lawsuit, Money Line Capital, Inc., our largest shareholder, agreed to purchase the plaintiffs’ shares of our common stock for the purchase price, or $289,000.  This settlement closed on April 22, 2009.  Of the $289,000 settlement money, $189,000 was paid to plaintiffs and we received $100,000 in exchange for the cancellation of a promissory note for $100,000 owed to us by one of the plaintiffs.  Per the settlement agreement, a Dismissal with Prejudice was filed by the plaintiffs with the Court on or about April 24, 2009, for the purpose of dismissing this lawsuit.

2.          Voicu Belteu v. Mori Seiki Co., Ltd.; Mori Seiki U.S.A., Inc.; All American CNC Sales, Inc. dba Elite Machine Tool Company; Ellison Manufacturing Tech., Superior Court for the State of California, County of Orange, Case No. 30-2008-00103710. Plaintiff filed this action on March 7, 2008.

The Complaint, which has causes of action for strict products liability and negligence, alleges that a CNC machine manufactured by Mori Seiki and sold through our subsidiary, All American CNC Sales, Inc. dba Elite Machine Tool Company, was defective and injured the plaintiff.  The Complaint seeks damages in excess of $6,300,000 for medical expenses, future medical expenses, lost wages, future lost wages and general damages.  All American CNC Sales filed its Answer and Cross-complaint on July 1, 2008 against several individuals and entities involved in the machine purchase and sales transaction, seeking indemnity and contribution.

Plaintiff and All American CNC Sales have both responded to discovery requests and are engaged in  the meet and confer process to resolve outstanding discovery issues.  Several depositions have been taken and we anticipate more going forward.  The Court has set a trial date for March 22, 2010.  Management believes we have meritorious defenses to plaintiff’s claims and plan to vigorously defend against the lawsuit and pursue Mori Seiki, and possibly other entities or individuals, for any damages we incur.  However, there can be no assurance as to the outcome of the lawsuit.

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

The Complaint alleged breach of contract for the defendants failing to pay Elite Machine for a machine the defendants purchased from Elite Machine, and sought damages totaling $16,238. ARAM Precision Tool and Die filed its Answer and Cross-Complaint on October 1, 2008.  The Cross-Complaint alleged that Elite Machine failed to deliver certain parts of the machine per the sales contract and seeks damages totaling $25,000.  In late June, the parties settled this matter and the lawsuits were dismissed on August 13, 2009.  Under the terms of the settlement, Aram paid Elite Machine Tool Company $4,000 in full and final settlement.

5.          CNC Manufacturing v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650.  Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with CNC Manufacturing by failing to deliver a machine that conforms to the specifications requested by CNC Manufacturing, and requests damages totaling $138,750.  Elite Machine filed an Answer timely, on January 15, 2009.  Discovery has commenced in this matter but is not expected to be concluded for several months.   The Court has set a Case Management Conference for March 29, 2010.  Management intends to aggressively defend itself against this claim.  No trial date has been set.

6.           Elite Machine Tool Co. v. Sunbelt Machine, Orange County Superior Court, Case No. 0-2008-00112502.  All American filed the Complaint on September 25, 2008.  No trial date has been set.

This case involves a dispute between Elite Machine and Sunbelt regarding the sale of a Mori Seiki MH-63 machine by Elite Machine to Sunbelt.  Sunbelt has claimed that it received a machine that does not conform to the specifications it ordered.  The amount at issue is approximately $140,000 at this stage.   Subsequent to filing of the above-referenced suit, Sunbelt has filed a similar action in Federal District Court in Houston, Texas.  As a result, this case was dismissed and the case is being heard in Federal District Court.

7.           Sunbelt Machine Works Corp. v. All American CNC Sales, Inc., United States District Court, Southern District of Texas, Case No. 4:09-cv-108.  Sunbelt filed the Complaint on January 16, 2009.

This case involved a dispute between All American and Sunbelt regarding the sale of a Mori Seiki MH-63 machine by All American to Sunbelt.  Sunbelt claimed that it received a machine that does not conform to the specifications it ordered.  The amount sought in the Complaint was approximately $139,000.  All American filed its Answer on April 13, 2009.  Sunbelt filed a Motion for Summary Judgment, which was granted by the Court.  As a result a Judgment has been entered against All American in the amount of $153,000, which is accrued as of June 30, 2009.  Management for All American maintains the claim has no merit and intends to appeal the Judgment.

8.           Hwacheon Machinery v. All American CNC Sales, Circuit Court of the 19th Judicial Circuit, Lake County, Illinois, Case No. 09L544.  The Complaint was filed on June 8, 2009.

The Complaint alleges causes of action for account stated, and arises from a claim by Hwacheon that All American CNC has not paid it for machines sold to All American CNC.  The Complaint seeks damages of approximately $362,000.  All American filed an answer on or about July 15, 2009.  We denied the allegations in the Complaint and plan to vigorously defend the Complaint.  No trial date has been set.

9.           Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC415693.  The Complaint was filed on June 12, 2009.

The Complaint alleges causes of action for breach of contract and common counts against All American CNC seeking damages in the amount of at least $163,578.88, and arises from a claim by Fadal that All American failed to pay amounts due.  On June 26, 2009, Fadal amended the Complaint to include M Line Holdings, Inc. as a Defendant.  On or about August 11, 2009, the Court heard oral argument on Fadal’s Motion for Right to Attach Order and Writ of Attachment.  The Court granted this Motion in part, issuing a Right to Attach Order against All American CNC in the amount of approximately $164,000, which has accrued as of June 30, 2009.  The Court denied the Motion as to M Line Holdings, Inc.  On August 12, 2009, All American CNC filed an Answer to the Complaint, and M Line Holdings, Inc., filed a demurrer to the Complaint.  The Court has scheduled a hearing the demurrer for October 15, 2009.  This hearing has been continued until November 24, 2009. Management intends to aggressively defend itself against this claim.  No trial date has been set.

10.           Do v. E.M. Tool Company, Orange County Superior Court, Orange County, California, Case No. 30-2009-00123879.  The Complaint was filed on June 1, 2009.

The Complaint alleges causes of action for negligence, product liability and breach of warranty, and seeks damages to be determined at time of trial.  This lawsuit was tendered by E.M. Tool Company to its insurance company, which is currently providing a defense.  We filed an Answer and a Cross-complaint against the manufacturer of the equipment the Mori Seiki Company, Ltd. No trial date has been set.

11.           Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.  The Complaint was filed on April 14, 2009.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to pay Fox Hills Machining for the sale of two machines from Fox Hills to CNC Repos.  The damages sought in the Complaint are not less than $30,000.  The Defendants filed an Answer on June 5, 2009.  Management intends to aggressively defend itself against this claim.  No trial date has been set.

12.           Laureano v. Eran Engineering, State of California Worker’s Compensation Appeals Board, no case number.

Mr. Laureano has filed a claim with the Worker’s Compensation Appeals Board against Eran Engineering.  At this time, Eran Engineering has only been served with a subpoena for business records, requesting Mr. Laureano’s employment file, personnel file, claim file, and payroll documents.  Management intends to aggressively defend this claim.

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our financial condition, results of operations or liquidity.

16.	Income Taxes

The provision (benefit) for income taxes is comprised of the following for the years ended June 30:

	Year Ended June 30,
	2009	2008

Current federal	$2,400	$130,586
Current state	-	56,829
Deferred federal	-	(126,684)
Deferrred state	-	49,423
Provision for income taxes	$2,400	$110,154

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

	Year Ended June 30,
	2009	2008

Federal tax at statutory rate	34%	34%
Permanent differences
State income taxes, net of federal benefit	6%	7%
Amortization of intangible assets	(2)%	15%
Non-deductible entertainment	(1)%	8%
Domestic production activity	0%	(14)%
Change in valuation allowance/Other	(37)%	20%
Other	31%	(10)%

Total provision	31%	60%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	Year Ended June 30,
	2009	2008
Deferred tax assets:
Current:
State income taxes	$-	$18,782
	-
Allowances and reserves	64,674	92,755

Accrued expenses	39,044	33,883

Other	33,896	33,896

	-
	137,614	179,316
Non-current:

Net operating loss carryforwards	182,505	176,905

Other	-	68,592

	-	-

	182,505	245,497
Gross deferred tax asset	320,119	424,813
Valuation allowance	(41,997)	-
	278,122	424,813

Significant components of the Company’s deferred tax assets and liabilities consist of the following at June 30:

	Year Ended June 30,
	2009	2008

Deferred tax liabilities:
Current:
Other	-	(11,263)
Non-current
Depreciation	(168,373)	(167,065)
Intangible assets	-	(136,736)
	(168,373)	(303,801)
Total	$109,749	$109,749

The Company’s income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. As of June 30, 2009 the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $326,747 and $807,821 , respectively, net of Internal Revenue Code ("IRC") Section 382 limitations. These net operating losses are available to offset future regular and alternative minimum taxable income.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in IRC Section 382. The Company determined that ownership changes have occurred that affect its ability to fully utilize its net operating loss carryforwards. Consequently, a portion of the Company's tax carryforwards will expire before they can be fully utilized. The Company has reduced its reported available federal and state NOL carryforwards of $807,821 and $326,747 as of June 30, 2009. If not used, these carry forwards will begin expiring between 2012 and 2021. The annual NOL deduction amount for both federal and state is limited to $25,519. The Company has recorded as of June 30, 2009 a valuation allowance for$41,997,  it believes are not  more likely than not to be realizable in future years. Management has based its assessment on available historical and projected operating results.

17.	Shareholders’ Equity

The Company’s articles of incorporation authorize up to 100,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. The Company had no shares of preferred stock issued and outstanding.

During the year ended June 30, 2009, the company issued 50,000 shares of common stock to Steve Kasprisin for services rendered to the company. The company also converted the promissory note held by Mr. Joseph and Ms. Joyce Gledhill in the sum of $650,000 into 3,250,000 shares of common stock.

Stock Repurchase Program

On August 31, 2006, the Company announced a stock repurchase program to repurchase up to 2,500,000 shares of common stock. The program authorized the repurchase of shares at certain times and price levels that are satisfactory to the Company. As of June 30, 2007, the Company has repurchased and retired 600,000 shares of common stock at $0.05 per share, or $30,000, in a private negotiated transaction. The program was terminated on July 31, 2007.

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

Segment information is as follows as of and for the year ended June 30, 2009:

	Machine Sales	Precision Manufacturing	Corporate	Total

Revenues	$4,752,435	$4,898,749	$-	9,651,184
Interest Income	-	-	9,990	9,990
Interest Expense	(303)	23,339	86,111	109,147
Depreciation and Amortization	8,198	389,322	1,180	398,700
Income (Loss) before taxes	(86,102)	(439,805)	528,839	7,733
Total assets	403,024	3,275,471	886,703	4,565,198
Capital Expenditures	$-	$63,171	$-	63,171

Segment information is as follows as of and for the year ended June 30, 2008:

	Machine Sales	Precision Manufacturing	Corporate	Total

Revenues	$8,955,916	$6,263,190	$-	15,219,106
Interest Income	2,543	-	4,486	7,029
Interest Expense	17,010	38,678	99,767	155,455
Depreciation and Amortization	19,689	409,928	7,128	436,745
Income (Loss) before taxes	105,456	1,016,349	(939,215)	182,590
Total assets	609,299	4,135,520	662,377	5,407,196
Capital Expenditures	$-	$268,896	$3,539	272,435

Sales are derived principally from customers located within the United States

Long-lived assets consist of property, plant and equipment and intangible assets and are located within the United States.

19.	Discontinued Operations

The following represents the results of discontinued operations for the year ended June 30, 2009:

Net sales	$2,964,928
Loss from discontinued operations before income taxes	(2,264,216)
Income tax benefit	-
Loss from discontinued operations after income taxes	(2,264,216)

The following is the combined, condensed balance sheet of  All American CNC as of the dates of the respective disposition.

Cash	$-
Accounts receivable and other (net)	116,868
Property and equipment, net	63,704

Total assets	$180,572

Accounts payable and accrued liabilities	$(703,133)

Capital lease obligations	(44,517)
Total liabilities	$(747,650)

The following represents the results of discontinued operations for the year ended June 30, 2008:

Net Sales	$4,298,613

Income from discontinued operations	971

Income Tax benefit	-

Income from discontiniued operations after income taxes	971

The following is the combined, condensed balance sheet of  All American CNC as of June 30, 2008:

Cash	$122,936
Accounts receivable and other (net)	743,955
Inventory	980,501
Property and equipment, net	78,350
Intangible assets, net	538,464
Goodwill	194,378
TOTAL ASSETS	2,658,584

Accounts Payable and accrued liabilities	1,447,829
Capital Lease obligations	48,204
TOTAL LIABILITIES	1,496,033