Form 10-Q
period 2009-09-30
M LINE HOLDINGS INC
filed 2009-11-16
CIK 1072248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐     No ☐.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 6, 2009, there were 30,861,956 shares of common stock, par value $0.001, issued and outstanding.

M LINE HOLDINGS, INC.

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

M LINE HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GATEWAY INTERNATIONAL HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2009	June 30, 2009
Assets

Current Assets:

Cash and cash equivalents	$414,580	$438,030
Accounts receivable, net	773,943	892,718
Inventories	1,120,440	1,301,421
Due from related party	49,001
Prepaid and other current assets	46,399	80,250
Deferred Income Taxes	95,617	95,617
Current Assets - Discontinued Operations	59,673	116,869
Total current assets	2,559,653	2,924,905

Property and equipment, net	1,059,334	1,160,318
Intangible Assets, net	337,747	348,192
Deposits and other	61,145	66,146
Deferred Income Taxes	182,505	182,505
Non Current Assets - Discontinued Operations	63,704	63,704
Total Assets	$4,264,088	$4,745,770

Liabilities and Shareholders' Equity

Current Liabilities:
Line of Credit	$440,000	$440,000
Accounts Payable	861,375	502,745
Accrued Expenses and other	278,730	486,951
Notes payable	238,974	265,969
Note payable, related party	69,400	-
Capital Leases - current	57,853	70,747
Current Liabilities - Discontinued Operations	720,439	717,899
Total Current Liabilities	2,666,771	2,484,311

Notes Payable	111,798	167,165
Capital Leases - long term	86,191	97,351
Deferred Income Taxes	168,373	168,373
Deferred Rent	59,278	65,849
Long Term Liabilities - discontinued operations	27,211	29,751
Total Liabilities	3,119,622	3,012,800

Shareholders' Equity
Common Stock, $0.001: 100,000,000 shares
Authorized; 30,861,956 shares issued and outstanding at September 30, 2009 and June 30, 2009	30,862	30,862
Additional paid in capital	9,505,812	9,505,812
Accumulated deficit	(8,392,208)	(7,803,704)
Total stockholders' equity	1,144,466	1,732,970
Total Liabilities and Shareholders' Equity	$4,264,088	$4,745,770

See accompanying Notes to Consolidated Financial Statements.

M LINE HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GATEWAY INTERNATIONAL HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	September 30, 2009	September 30, 2008

Net sales	$1,648,159	$1,797,384
Cost of sales	1,345,434	911,009
Gross Profit	302,725	886,375

Operating expenses:
Selling, general and administrative	867,595	434,123
Amortization of intangible assets	10,445	-
Total operating expense	878,040	434,123

Operating income (loss)	(575,315)	452,252

Other income (expense):
Interest Expense	(13,189)	(33,251)
Interest Income	-	2,375
Total other income (expense)	(13,189)	(30,876)
Income (Loss) from continuing operations before income tax	(588,504)	421,376
Income tax provision	-	(35,496)
Income/(loss) from continuing operations after income taxes	(588,504)	385,880
Loss from discontinued operations , net of income taxes	-	(337,913)
NET INCOME (LOSS)	$(588,504)	$47,967

NET INCOME (LOSS) PER SHARE:
Basic net income (loss) per share:

	-	-
	-	-

Diluted net income (loss) per share:
Continuing operations	$(0.02)	$0.01
Discontinued Operations	-	(0.01)

Net income (loss)	$(0.02)	$0.00

Weighted average number of common shares under in per share calculations
Basic	30,861,956	28,305,012
Diluted	30,861,956	28,311,313

See accompanying Notes to Consolidated Financial Statements.

M LINE  HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GATEWAY INTERNATIONAL HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income(loss)	$(588,504)	$47,967
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition of assets	-	-
Depreciation	100,984	111,933
Amortization of intangible assets	10,445	10,445
Stock-based compensation	-	12,493
Changes in operating assets and liabilities:
Account receivable	69,774	457,813
Inventory	180,981	(184,961)
Prepaid expenses and other assets	96,048	163,063
Account payable and accrued expenses	219,809	169,153
Customer deposit	-	23,340
Income taxes payable	-	(187,954)
Deferred rent	(6,571)	(3,322)
Deferred income taxes	-	24,233
Net cash provided by operating activities	82,966	644,203

Cash flows from investing activities:
Deposits and other	-	(2,500)
Net cash used in investing activities:	-	(2,500)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	-	(83,000)
Payments on notes payable	(82,362)	(60,122)
Payments on related party notes payable	-	(36,364)
Payments on capital leases	(24,054)	(16,190)
Net cash used in financing activities	(106,416)	(195,676)

Net increase (decrease) in cash and cash equivalent	(23,450)	446,027

Cash and cash equivalents at beginning of period	438,030	901,707
Cash and cash equivalents at end of period	$414,580	$1,347,734

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,189	$23,389
Cash paid for income taxes	$-	$280,000

Supplemental disclosure of non-cash investing and financing activities:
Stock retired upon cancellation of note payable	$-	$417

See accompanying Notes to Consolidated Financial Statements.

M LINE HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GATEWAY INTERNATIONAL HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
1.	Business

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

Gateway International Holdings, Inc. changed its corporate name to M Line Holdings, Inc. effective March 25, 2009.

The Company and its subsidiaries are engaged in the following businesses which represent is business segments:

	Acquiring, refurbishing and selling new and used CNC machine-tool equipment (Machine Sales segment).
	Manufacturing precision metal component parts for the defense, automotive, aerospace and medical industries through its Eran Engineering, Inc. (“Eran”) subsidiary (Precision Manufacturing segment).

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of M Line Holdings, Inc. are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended June 30, 2009.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. There were no potentially dilutive securities as of September 30, 2009 and June 30, 2009, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces FAS No. 141. SFAS No. 141(R) (ASC 805) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations. The company is evaluating this statement for the impact, if any, on its consolidated financial statements, however, the Company will be required to expense cost related to any acquisition after June 30, 2009

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (ASC 810-10-65-1). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective for us in the fiscal year beginning July 1, 2009, noncontrolling interests will be classified as equity in the Company’s balance sheet and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income, respectively. The provisions of this standard must be applied prospectively upon adoption except for the presentation and disclosure requirements. We do not expect the adoption of SFAS No. 160 to have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (ASC 810-10-65-1). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. We do not expect the adoption of SFAS No. 161 to have a significant impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (ASC 105). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS will become effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not expect the adoption of SFAS No. 162 to have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”) (ASC 855). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the year ended June 30, 2009. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

3.	Inventories

Inventories consist of the following at:

	September 30, 2009	June 30, 2009

Finished Goods and components	$838,617	$843,305

CNC Machines held for sale	112,500	183,500

Work in progress	141,666	233,773

Raw Materials and Parts	27,657	40,843
	$1,120,440	$1,301,421

4.	Accrued Expenses

Accrued expenses consist of the following at:

	September 30, 2009	June 30, 2009

Compensation and related benefits	$170,738	$170,518
Other	107,992	316,433
	$278,730	$486,951

5.	Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of September 30, 2009 and June 30, 2009.

	September 30, 2009	June 30, 2009
2010	$70,904	$82,519
2011	52,953	53,830
2012	40,036	50,329
2013	1,769	3,038
2014	-	-
Total minimum lease payments	165,662	189,716
Less amount representing interest	21,618	21,618
Present value of future minimum lease payments	144,044	168,098
Less current portion of capital lease obligations	57,853	70,747
Capital Lease obligations, net of current portion	86,191	97,351

6.	Line of Credit and Notes Payable

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

Pacific Western Bank has subsequently renewed the credit line through November 21, 2009. The Company is making arrangements to repay the line of credit to Pacific Western Bank.

The line of credit has a stated interest rate equal to the lender's referenced prime rate plus 1.5%, or 9.75% and 6.5% per annum at June 30, 2009 and September 30,  2009, respectively. Interest is payable monthly with the outstanding principal balance due on November, 2009. The amount available for borrowings is determined based on a monthly basis based on 80% of eligible accounts receivable, as defined. The Company also has an irrevocable letter of credit outstanding of $100,000. The proceeds are used for general working capital needs.

The term loan provides for borrowings of up to $500,000. The loan has a stated interest rate equal to the lender's referenced prime rate plus 1.5%, or 9.75% and 6.5% per annum at June 30, 2009 and 2008, respectively. Principal and interest payments are payable monthly.

The company is in the process of making arrangements to repay the line of credit to Pacific Western Bank.

Notes payable consist of the following at September 30 and June 30, 2009:

	September 30, 2009	June 30, 2009
Notes payable to financial institutions, secured by the underlying equipment payable in aggregate monthly installments of $7,292, including interest rates between 7.2% and 9.75% per annum for a period of 50 and 60 months	$138,315	$151,608

Unsecured Loan to an individual in respect of the acquisition of a former subsidiary	$18,012	$31,526

Term loan to PWB payable in monthly installments of $17,120 including interest at a rate of Prime plus 1.50% per annum due November 25, 2010	194,445	$250,000

Total	350,772	433,134
Less current portion	238,974	265,949
Long Term portion	$111,798	$167,185

2009
2009	$-
2010	$238,974
2011	111,978
2012	-
2013	-
Thereafter	-
$350,772

7.	Litigation

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

Plaintiff and All American CNC Sales have both responded to discovery requests and are engaged in  the meet and confer process to resolve outstanding discovery issues.  Several depositions have been taken and we anticipate more going forward.  The Court has set a trial date for March 22, 2010.  Management believes we have meritorious defenses to plaintiff’s claims and plan to vigorously defend against the lawsuit and pursue Mori Seiki, and possibly other entities or individuals, for any damages we incur.  However, there can be no assurance as to the outcome of the lawsuit.  No provision has been made in our financial statements as we believe that the responsibility for liability, if any, is with the manufacturer.

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

The company has a provision in the sum of $5,000.00 at September 30, 2009. No further provision is necessary as we feel that the litigation has no merit.

4.           Elite Machine Tool Company v. ARAM Precision Tool and Die, Avi Amichai, Superior Court for the State of California, County of Orange, Case No. 30-2008-00090891. Elite Machine filed this action on August 8, 2008.

The Complaint alleged breach of contract for the defendants failing to pay Elite Machine for a machine the defendants purchased from Elite Machine, and sought damages totaling $16,238. ARAM Precision Tool and Die filed its Answer and Cross-Complaint on October 1, 2008.  The Cross-Complaint alleged that Elite Machine failed to deliver certain parts of the machine per the sales contract and seeks damages totaling $25,000.  In late June 2009, the parties settled this matter and the lawsuits were dismissed on August 13, 2009.  Under the terms of the settlement, Aram paid Elite Machine Tool Company $4,000 in full and final settlement.

5.           CNC Manufacturing v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650.  Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with CNC Manufacturing by failing to deliver a machine that conforms to the specifications requested by CNC Manufacturing, and requests damages totaling $138,750.  Elite Machine filed an Answer timely, on January 15, 2009.  Discovery has commenced in this matter but is not expected to be concluded for several months.   The Court has set a Case Management Conference for March 29, 202010. Management intends to aggressively defend itself against this claim.  No trial date has been set.

No provision has been made in the attached financial statements as we believe that the litigation has no merit.

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

A provision has been made in the attached financial statements in the sum of $139,000 at September 30, 2009.

7.           Sunbelt Machine Works Corp. v. All American CNC Sales, Inc., United States District Court, Southern District of Texas, Case No. 4:09-cv-108.  Sunbelt filed the Complaint on January 16, 2009.

This case involved a dispute between All American and Sunbelt regarding the sale of a Mori Seiki MH-63 machine by All American to Sunbelt.  Sunbelt claimed that it received a machine that does not conform to the specifications it ordered.  The amount sought in the Complaint was approximately $139,000.  All American filed its Answer on April 13, 2009.  Sunbelt filed a Motion for Summary Judgment, which was granted by the Court.  As a result a Judgment has been entered against All American in the amount of $153,000.  Management for All American maintains the claim has no merit and intends to appeal the Judgment.

A provision has been made in the attached financial statements in the sum of $153,000 at September 30, 2009.

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

A provision has been made in the financial statement of All American CNC Sales, Inc. in the sum of $362,328 at September 30, 2009.

9.           Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC415693.  The Complaint was filed on June 12, 2009.

The Complaint alleges causes of action for breach of contract and common counts against All American CNC seeking damages in the amount of at least $163,578.88, and arises from a claim by Fadal that All American failed to pay amounts due.  On June 26, 2009, Fadal amended the Complaint to include M Line Holdings, Inc. as a Defendant.  On or about August 11, 2009, the Court heard oral argument on Fadal’s Motion for Right to Attach Order and Writ of Attachment.  The Court granted this Motion in part, issuing a Right to Attach Order against All American CNC in the amount of approximately $164,000.  The Court denied the Motion as to M Line Holdings, Inc.  On August 12, 2009, All American CNC filed an Answer to the Complaint, and M Line Holdings, Inc., filed a demurrer to the Complaint.  The Court has scheduled a hearing the demurrer for October 15, 2009.  This hearing has been continued until November 24, 2009. Management intends to aggressively defend itself against this claim.  No trial date has been set.

A provision has been made in the financial statement of  All American CNC Sales, Inc. in the sum of $163,578.00 at September 30, 2009.

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

No provision has been made in the financial statement at September 30, 2009 as we believe the litigation has no merit due manufacturer’s liability.

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

A provision has been made in the financial statements at September 30, 2009 in the sum of $14,540.

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

No provision has been made in the financial statements of the company at September 30, 2009.  The Company’s management believes that payment(s), if any, will be the responsibility of the Workers Compensation Board.

13.           Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

A former president of All American CNC Sales, Inc. has filed suit against the Company seeking payment on an alleged severance obligation by the Company. The Complaint does not specify the damages sought. However, the parties have reached a settlement in the principal sum of $40,000 to be documented in due course. Meanwhile a default was entered against the Company, which management believes was in error because a settlement was already reached by the principal parties involved.

Management intends to finalize the settlement and dispose of the claim in due course.

We are considering settling  this case at this time. Therefore, no provision has been made in the financial statement for this sum as of September 30, 2009.

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our financial condition, results of operations or liquidity.

8.	Common Stock

During the quarter ended September 30, 2009, the Company did not have any transactions relating to common stock.

9.	Related Party Transaction

There was no related party transaction during the quarter ended September 30, 2009 as all related party notes were repaid or settled during the fiscal year ended June 30, 2009.

10. Segments and Geographic Information

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

	Machine Sales		Precision Manufacturing		Corporate		TOTAL
	2009	2008	2009	2008	2009	2008	2009	2008
Revenues $	876,045	$-	$772,114	$1,797,384	$-	$-	$1,650,674	$1,797,384
Income (Loss) before taxes	(283,018)	-	(338,824)	421,376	33,338	-	(588,504)	421,376

Sales are derived principally from customers located within the United States.

11.	Subsequent Events

None.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of M Line Holdings, Inc. (formerly known as Gateway International Holdings, Inc., and referred to herein as “MLH”, “we,” “us” or “Company”) for the three months ended September 30, 2009, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Trends Affecting Our Business

The recent tightening of the capital markets may hurt our ability to sell used CNC machines. Historically, as capital markets tighten, companies that purchase large machines on credit, such as CNC machines, have more difficulty in obtaining credit and, therefore, are unable to purchase machines that they may be able to purchase in better financial times. Any impact on our customers’ ability to purchase machines could negatively impact our business.

The primary components sold by our Precision Manufacturing segment during the quarters ended September 30, 2009 and, 2008, were parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft. The decline in economic activity has an adverse effect on our business. This has had an effect on Panasonic’s orders to us, and, therefore, there has been an adverse effect on our business. In addition, any further decrease may have an impact with the Machine Tools Group, as many of our customers that buy machines from us do business with airline manufacturers.

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

Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

	Three Months ended September 30,
	2009	2008	Change ($)	Change (%)
Sales by segment
Machine Sales	$876,045	$-	$876,045	100%
Precision Manufacturing	772,114	1,797,384	1,025270	-57%
	1,648,159	1,797,384	(149,225)	-8%
Gross profit by segment
Machine Sales	82,563	-	82,563	100%
Precision Manufacturing	220,162	911,009	(690,847)	-76%
	302,725	886,375	(583,650)	-66%

Sales

Sales in the fiscal 2009 period decreased 8% compared to the comparable period in fiscal 2008. The change is attributable to a decrease in sales  in the Precision Manufacturing  Group. Sales declined by 57% in the Precision Manufacturing Group.  Sales in the Machine Sales Group are not comparable to that of the prior period as all sales in the prior period were from a  discontinued subsidiary.

Gross Margin

Gross profit decreased by 66% compared to the comparable period in fiscal 2008. The gross profit for the Machine Sales Group is not comparable to that of the prior period as all gross profit for this period was from the discontinued subsidiary.  The decrease within the Precision Manufacturing Group resulted from lower customer demand for product in the 2009 period.

Selling, General & Administrative

Selling, general and administrative costs increased by $443,917 compared to the comparable period in fiscal 2008. The changes are due to increases in personnel costs and insurance. Personnel costs increased by approximately $97,000 or 32% primarily attributable to a higher head count, and insurance by approximately $26,000 or 23%, due to a cost increase during the fiscal 2009 period. In addition, the prior periods lower costs were attributable to a sum of $233,000 being contributed by the discontinued subsidiary.

Amortization of Intangible Assets

Amortization expense for intangible assets remained the same of $10,445 compared to the comparable period in fiscal 2009.

Interest Expense

Interest expense decreased by $20,062 compared to the comparable period in fiscal 2009. The change is attributable to lower average debt balances and decreases in the interest rates on our debt obligations.

Gain on Sale of Assets

During the fiscal 2009 period, there was no gain or loss as no assets were sold during the period.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including Pacific Western Bank. At September 30, 2009, our cash and cash equivalents and working capital decreased by $23,450 and $556,830, respectively to June 30, 2009 amounts.

The term loan provides for borrowings of up to $500,000. The loan bears interest at the lender's referenced prime rate plus 1.5% with principal and interest payments due monthly.

Cash Flows

The following table sets forth our cash flows for the three months ended September 30:

Provided by (used in)	2009	2008	Change

Operating activities	$82,966	$644,203	$561,237
Investing activities	-	(2,500)	(2,500)
Financing activities	(106,416)	(195,676)	(89,260)
	$(23,450)	$446,027	$469,477

Operating Activities

Operating cash flows during the fiscal 2009 and 2008 fiscal periods reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the 2009 period, non-cash expenses included in our net income and in operating activities totaled $111,429 compared to $134,871 in the 2008 period.

The increase in operating assets and liabilities for the 2009 and 2008 periods were $86,153 and $813,102, respectively. During the 2009 period, the increase was primarily attributable to collections of accounts receivable which resulted in a decrease of $69,774 from the June 30, 2009 balance.

The changes in operating assets for the 2008 period were primarily attributable a $573,431 reduction in accounts receivable. The reduction in accounts receivable was primarily attributable to a decline in sales in the 2008 period as a result of the relocation of our Precision Manufacturing facility.

Investing Activities

We made capital expenditures of $0 and $0 during the first three months of the fiscal 2009 and 2008 periods, respectively.

Financing Activities

During the first three months of the fiscal 2009 and 2008 periods, we repaid (net of borrowings) $106,416 and $195,676, respectively of outstanding debt and capital lease obligations. During the 2009 period, we repaid $0 on our line of credit in the 2009 period, as compared to $5,500 of net borrowings during the 2008 period.

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

ITEM 4T.          Controls and Procedures.

(a)  Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4T.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of September 30, 2009, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Quarterly Report.

(c) Remediation of Material Weaknesses

Being aware of these material weaknesses our management will be vigilant about ensuring they do not affect our reporting obligations and will seek to remedy these issues when it is financially feasible to do so.

(d) Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during our most recently completed fiscal quarter.

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

This case involved a dispute between All American and Sunbelt regarding the sale of a Mori Seiki MH-63 machine by All American to Sunbelt.  Sunbelt claimed that it received a machine that does not conform to the specifications it ordered.  The amount sought in the Complaint was approximately $139,000.  All American filed its Answer on April 13, 2009.  Sunbelt filed a Motion for Summary Judgment, which was granted by the Court.  As a result a Judgment has been entered against All American in the amount of $153,000.  Management for All American maintains the claim has no merit and intends to appeal the Judgment.

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

The Complaint alleges causes of action for breach of contract and common counts against All American CNC seeking damages in the amount of at least $163,578.88, and arises from a claim by Fadal that All American failed to pay amounts due.  On June 26, 2009, Fadal amended the Complaint to include M Line Holdings, Inc. as a Defendant.  On or about August 11, 2009, the Court heard oral argument on Fadal’s Motion for Right to Attach Order and Writ of Attachment.  The Court granted this Motion in part, issuing a Right to Attach Order against All American CNC in the amount of approximately $164,000.  The Court denied the Motion as to M Line Holdings, Inc.  On August 12, 2009, All American CNC filed an Answer to the Complaint, and M Line Holdings, Inc., filed a demurrer to the Complaint.  The Court has scheduled a hearing the demurrer for October 15, 2009.  This hearing has been continued until November 24, 2009. Management intends to aggressively defend itself against this claim.  No trial date has been set.

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

13.           Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

A former president of All American CNC Sales, Inc. has filed suit against us seeking payment on an alleged severance obligation by us. The Complaint does not specify the damages sought. However, the parties have reached a settlement in the principal sum of $40,000 to be documented in due course. Meanwhile a default was entered against us, which management believes was in error because a settlement was already reached by the principal parties involved.

Management intends to finalize the settlement and dispose of the claim in due course.

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 1A.          Risk Factors.

As a smaller reporting company we are not required to provide the information required by this Item.  However, we did include risk factors in our Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the Commission on October 13, 2009.

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

ITEM 5.             Other Information.

Money Line Capital Letter of Intent

On June 30, 2009, we entered into a binding Letter of Intent (the “LOI”) with Money Line Capital, Inc., a California corporation (“MLCI”), and our largest shareholder.  Under the LOI the parties agreed to complete a transaction whereby all the MLCI shareholders will exchange their shares of MLCI stock for shares of our stock.  The parties agreed to negotiate in good faith to close the transaction on or before January 29, 2010.  The LOI is predicated on us being current in our reporting obligations under the Securities and Exchange Act of 1934, as amended, and being publicly-traded at the time of the closing; and MLCI having its financial statements (and its subsidiaries, as applicable) audited for the period ended June 30, 2009, as well as completing a valuation by a qualified third-party company.

On November 5, 2009, we agreed with MLCI to amend the LOI to reset the anticipated closing date of the transaction from January 29, 2010 to April 30, 2010, as well as some other preliminary dates in the LOI.  We agreed to reset the anticipated closing date of the transaction in order to allow MLCI time to complete the audit of its financial statements, and certain of its subsidiaries, for the period ended June 30, 2009, as well the review of the financial statements for the interim quarters.

ITEM 6.             Exhibits.

(a)           Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of M Line Holdings, Inc., a Nevada corporation, as amended

3.2 (5)	Certificate of Amendment of Articles of Incorporation

3.3 (1)	Bylaws of M Line Holdings, Inc., a Nevada corporation

10.1 (1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2 (1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.3 (1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4 (1)	Employment Agreement with Timothy D. Consalvi dated February 1, 2007

10.5 (1)	Employment Agreement with Joseph T.W. Gledhill dated February 5, 2007

10.6 (2)	Employment Agreement with Lawrence A. Consalvi dated February 5, 2007

10.7 (1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.8 (1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

10.9 (1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.10 (3)	Separation Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 26, 2008

10.11 (4)	Sales Agent Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 30, 2008

10.12 (4)	Loan Agreements with Pacific Western Bank dated September 20, 2008

10.13 (5)	Assignment of Promissory Note and Consent Thereto by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated March 24, 2009

10.14 (5)	M Line Holdings, Inc. Demand Note for up to $500,000 dated March 25, 2009

10.15 (6)	Letter of Intent by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated June 30, 2009

10.16 (7)	Amendment No. 1 to Letter of Intent by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated June 30, 2009

21 (8)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of George Colin (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jitu Banker (filed herewith).

32.1	Section 1350 Certification of George Colin (filed herewith).

32.2	Section 1350 Certification of Jitu Banker (filed herewith).

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

(5)  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 24, 2009.

(6)  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 6, 2009.

(7)  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 6, 2009.

(8)  Incorporated by reference from our Annual Report on Form 10-K for the period ended June 30, 2009, as filed with the Commission on October 13, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M Line Holdings, Inc.

Dated: November 16, 2009		/s/ George Colin
	By:	George Colin
President, Chief Executive
Officer and a Director

Dated: November 16, 2009		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer,
Secretary and a Director