Form 10-Q
period 2009-12-31
M LINE HOLDINGS INC
filed 2010-02-22
CIK 1072248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December  31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

M LINE HOLDINGS, INC.

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

M.  LINE HOLDINGS, INC.
(Formerly Gateway International Holdings, Inc.)
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of December 31, 2009	As of June 30, 2009
Assets

Current Assets:
Cash and cash equivalents	$214,395	$438,030
Accounts receivable, net	362,189	892,718
Inventories	1,007,751	1,301,421
Due from related party	215,581	—
Prepaid and other current assets	47,858	80,250
Deferred Income Taxes	95,617	95,617
Current Assets - Discontinued Operations	23,614	116,869
Total current assets	1,967,005	2,924,905

Property and equipment, net	938,335	1,160,318
Intangible Assets,net	327,301	348,192
Deposits and other	61,145	66,146
Deferred Income Taxes	182,505	182,505
Non Current Assets - Discontinued Operations	23,377	63,704
Total Assets	$3,499,668	$4,745,770

Liabilities and Shareholders' Equity

Current Liabilities:
Line of Credit	$440,000	$440,000
Accounts Payable	811,807	502,745
Accrued Expenses and other	249,564	486,951
Notes payable	198,098	265,969
Capital Leases - current	42,268	70,747
Current Liabilities - Discontinued Operations	730,247	717,899
Total Current Liabilities	2,471,986	2,484,311

Notes Payable	82,070	167,165
Notes Payable, related party	—	—
Capital Leases - long term	65,222	97,351
Deferred Income Taxes	168,373	168,373
Deferred Rent	52,708	65,849
Long Term Liabilities - discontinued operations	—	29,751
TOTAL LIABILITIES	2,840,358	3,012,800

Shareholders' Equity
Common Stock, $0.001: 100,000,000 shares
Authorized; 30,861,956 shares issued and outstanding
at December 31, 2009 and June 30, 2009, respectively	30,862	30,862
Additional paid in capital	9,505,812	9,505,812
Accumulated deficit	(8,877,364)	(7,803,704)
Total stockholders' equity	659,310	1,732,970
Total Liabilities and Shareholders' Equity	$3,499,668	$4,745,770

See accompanying Notes to unaudited Consolidated Financial Statements.

M LINE  HOLDINGS, INC. AND SUBSIDIARIES
(Formerly Gateway International Holdings, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS  ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Net sales	$1,318,923	$2,820,025	$2,967,082	$5,936,423
Cost of sales	981,623	1,877,464	2,327,057	4,107,487
Gross Profit	337,300	942,561	640,025	1,828,936

Operating expenses:
Selling, general and administrative	743,357	1,821,677	1,610,953	2,245,356
Amortization of intangible assets	10,447	10,447	20,891	20,891
Total operating expenses	753,804	1,832,124	1,631,844	2,266,247

Operating loss	(416,504)	(889,563)	(991,819)	(437,311)

Other income (expense):
Interest Expense	(14,926)	(34,196)	(28,115)	(67,447)
Interest Income	—	2,375	—	4,750
Gain on sale of assets	2,497	16,125	2,497	16,125
Total other income (expense)	(12,429)	(15,696)	(25,618)	(46,572)
Loss from continuing operations before income tax	(428,933)	(905,259)	(1,017,437)	(483,883)

Income tax benefit	—	320,022	—	284,526
Loss from discontinued operations, net of income taxes	(428,933)	(585,237)	(1,017,437)	(199,357)
Loss from discontinued operations, net of income taxes	(56,223)	(77,318)	(56,223)	(415,231)
NET LOSS	$(485,156)	$(662,555)	$(1,073,660)	$(614,588)

NET LOSS PER SHARE:
Basic and dilutive loss per share:
Continuing operations	$(0.01)	$(0.02)	$(0.03)	$(0.01)
Discontinued Operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares under in per share calculations (basic and diluted)
Basic	30,861,956	28,419,856	30,861,956	28,362,434
Diluted	30,861,956	28,419,856	30,861,956	28,362,434

See accompanying Notes to unaudited Consolidated Financial Statements.

M LINE  HOLDINGS, INC. AND SUBSIDIARIES
(Formerly Gateway International Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net loss	$(1,073,660)	$(614,588)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on disposition of assets	(2,497)	(16,125)
Depreciation	200,480	204,373
Amortization of intangilbe assets	20,891	20,891
Stock-based compensation	—	13,743
Imputed interest on related party notes	—	2,458
Impairment of goodwill	—	198,169
Changes in operating assetsa and liabilities:
Accounts receivable	314,948	273,087
Inventory	293,670	(137,265)
Prepaid expenses and other assets	170,975	882,274
Accounts payable and accrued expenses	54,273	(371,567)
Customer deposit	—	160,202
Income taxes payable	—	(187,954)
Deferred rent	(13,141)	(6,640)
Deferred income taxes	—	(284,526)
Net cash provided by/(used in) operating activities	(34,061)	136,532

Cash flows from investing activties:
Capital expenditures	—	(28,227)
Net cash used in investing activities:	—	(28,227)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	—	277,000
Payments on notes payable	(152,966)	(79,320)
Payments on related party notes payable	—	(130,297)
Payments on capital leases	(36,607)	(34,823)
Net cash provided by/(used in) financing activities	(189,574)	32,560

Net increase (decrease) in cash and cash equivalent	(223,635)	140,865

Cash and cash equivalents at beginning of period	438,030	901,707
Cash and cash equivalents at end of period	$214,395	$1,042,572

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,115	$23,389
Cash paid for income taxes	$—	$280,000

Supplemental disclosure of non-cash investing and financing activities:
Stock cancelled for repayment of note receivable	$—	$81,000
Conversion of accrued interest into related party notes payable	$—	$97,817
Capital expenditures accquired under capital leases and notes payable	$—	$46,531
Stock retired upon cancellation of note payable	$—	$417
Return of capital lease	$21,054	$—

See accompanying Notes to unaudited Consolidated Financial Statements.

M LINE HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GATEWAY INTERNATIONAL HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of M Line Holdings, Inc. are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and  six month periods ended December 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended June 30, 2009.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. There were no potentially dilutive securities as of December 31, 2009 and June 30, 2009, respectively.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In December, 2009, under FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

3.	Inventories

Inventories consist of the following at:

	December 31, 2009	June 30, 2009

Finished Goods and components	$717,525	$843,305

CNC Machines held for sale	112,500	183,500

Work in progress	146,553	233,773

Raw Materials and Parts	31,172	40,843
	$1,007,751	$1,301,421

4.	Accrued Expenses

Accrued expenses consist of the following at:

	December 31, 2009	June 30, 2009

Compensation and related benefits	$84,418	$170,518
Other	165,146	316,433
	$249,564	$486,951
5.	Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of December 31, 2009 and June 30, 2009.

	December 31, 2009	June 30, 2009
2010	$50,931	$82,519
2011	45,589	53,830
2012	25,141	50,329
2013	—	3,038
Total minimum lease payments	121,661	189,716
Less amount representing interest	14,171	21,618
Present value of future minimum lease payments	107,490	168,098
Less current portion of capital lease obligations	42,268	70,747
Capital Lease obligations, net of current portion	65,222	97,351

6.	Line of Credit and Notes Payable
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

Pacific Western Bank has subsequently renewed the credit line through December 21, 2009. Management has agreed a short term extension for renewal of the line to March 22, 2010.  The Company is making arrangements to repay the line of credit to Pacific Western Bank.

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

The term loan provides for borrowings of up to $500,000. The loan has a stated interest rate equal to the lender's referenced prime rate plus 1.5%, or 9.75% and 6.5% per annum at December 31, 2009 and 2008, respectively. Principal and interest payments are payable monthly.

The company is in the process of making arrangements to repay the line of credit to Pacific Western Bank.

Notes payable consist of the following at December 31 2009, and June 30, 2009:

	December 31, 2009	June 30, 2009
Notes payable to financial institutions, secured by the underlying equipment payable in aggregate monthly installments of $7,292, including interest rates between 7.2% and 9.75% per annum for a period of 50 and 60 months	$124,911	$151,608

Unsecured Loan to an individual in respect of the acquisition of a former subsidiary	$4,497	$31,526

Term loan to PWB payable in monthly installments of $17,120 including interest at a rate of Prime plus 1.50% per annum due November 25, 2010	150,761	$250,000

Total	280,169	433,134
Less current portion	198,099	265,949
Long Term portion	$82,070	$167,185

2010	$198,099
2011	82,070
Thereafter	—
$280,169

7.	Litigation

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

The Complaint alleged breach of contract for the defendants failing to pay Elite Machine for a machine the defendants purchased from Elite Machine, and sought damages totaling $16,238. ARAM Precision Tool and Die filed its Answer and Cross-Complaint on October 1, 2008.  The Cross-Complaint alleged that Elite Machine failed to deliver certain parts of the machine per the sales contract and seeks damages totaling $25,000.  In late June 2009, the parties settled this matter and the lawsuits were dismissed on August 13, 2009.  Under the terms of the settlement, Aram is expected to pay Elite Machine Tool Company $4,000 in full and final settlement.

5.           CNC Manufacturing v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650.  Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with CNC Manufacturing by failing to deliver a machine that conforms to the specifications requested by CNC Manufacturing, and requests damages totaling $138,750.  Elite Machine filed an Answer timely, on January 15, 2009.  Discovery has commenced in this matter but is not expected to be concluded for several months.   The Court has set a Case Management Conference for March 29, 202010. Management intends to aggressively defend itself against this claim.  No trial date has been set.and no provision has been made in the attached financial statements as we believe that the litigation has no merit.

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
 A provision has been made in the attached financial statements in the sum of $139,000 at December 31, 2009.

7.           Sunbelt Machine Works Corp. v. All American CNC Sales, Inc., United States District Court, Southern District of Texas, Case No. 4:09-cv-108. Sunbelt filed the Complaint on January 16, 2009.

This case involved a dispute between All American and Sunbelt regarding the sale of a Mori Seiki MH-63 machine by All American to Sunbelt.  Sunbelt claimed that it received a machine that does not conform to the specifications it ordered.  The amount sought in the Complaint was approximately $139,000.  All American filed its Answer on April 13, 2009.  Sunbelt filed a Motion for Summary Judgment, which was granted by the Court.  As a result a Judgment has been entered against All American in the amount of $153,000.  A provision has been made in the attached financial statements in the sum of $153,000 at December 31, 2009.

8.           Hwacheon Machinery v. All American CNC Sales, Circuit Court of the 19th Judicial Circuit, Lake County, Illinois, Case No. 09L544.  The Complaint was filed on June 8, 2009.

The Complaint alleges causes of action for account stated, and arises from a claim by Hwacheon that All American CNC has not paid it for machines sold to All American CNC.  The Complaint seeks damages of approximately $362,000.  All American filed an answer on or about July 15, 2009.   No trial date has been set and a provision has been made in the financial statement of All American CNC Sales, Inc. in the sum of $362,328 at December 31, 2009.

9.           Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC415693.  The Complaint was filed on June 12, 2009.

The Complaint alleges causes of action for breach of contract and common counts against All American CNC seeking damages in the amount of at least $163,578.88, and arises from a claim by Fadal that All American failed to pay amounts due.  On June 26, 2009, Fadal amended the Complaint to include M Line Holdings, Inc. as a Defendant.  On or about August 11, 2009, the Court heard oral argument on Fadal’s Motion for Right to Attach Order and Writ of Attachment.  The Court granted this Motion in part, issuing a Right to Attach Order against All American CNC in the amount of approximately $164,000.  The Court denied the Motion as to M Line Holdings, Inc.  On August 12, 2009, All American CNC filed an Answer to the Complaint, and M Line Holdings, Inc., filed a demurrer to the Complaint.  The Court has scheduled a hearing the demurrer for October 15, 2009.  This hearing has been continued until November 24, 2009. Management intends to aggressively defend itself against this claim.  No trial date has been set and a provision has been made in the financial statement of  All American CNC Sales, Inc. in the sum of $163,578.00 at December 31, 2009.

10.           Do v. E.M. Tool Company, Orange County Superior Court, Orange County, California, Case No. 30-2009-00123879.  The Complaint was filed on June 1, 2009.

The Complaint alleges causes of action for negligence, product liability and breach of warranty, and seeks damages to be determined at time of trial.  This lawsuit was tendered by E.M. Tool Company to its insurance company, which is currently providing a defense.  We filed an Answer and a Cross-complaint against the manufacturer of the equipment the Mori Seiki Company, Ltd.  No trial date has been set and no provision has been made in the financial statement at September 30, 2009 as we believe the litigation has no merit due manufacturer’s liability.

11.           Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.  The Complaint was filed on April 14, 2009.
 The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to pay Fox Hills Machining for the sale of two machines from Fox Hills to CNC Repos.  The damages sought in the Complaint are not less than $30,000.  The Defendants filed an Answer on June 5, 2009.  Management intends to aggressively defend itself against this claim.  No trial date has been set and a provision has been made in the financial statements at September 30, 2009 in the sum of $14,540.

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
 No provision has been made in the financial statements of the company at December 31, 2009.  The Company’s management believes that payment(s), if any, will be the responsibility of the Workers Compensation Board.

13.           Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

A former president of All American CNC Sales, Inc. has filed suit against the Company seeking payment on an alleged severance obligation by the Company. The Complaint does not specify the damages sought. The parties then reached a settlement in the principal sum of $40,000 to be documented in due course. Meanwhile a default was entered against the Company, which management believes was in error because a settlement was already reached by the principal parties involved.

The default has since been vacated and the Company has answered the complaint and is preparing a cross complaint.

We are considering settling this case at this time.  Therefore no provision has been made in the financial statements for this sum as of December 31, 2009.

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our financial condition, results of operations or liquidity.

8.	Common Stock

During the three and six month periods ended December 31, 2009, the Company did not have any transactions relating to common stock.

9.	Related Party Transaction

There was no related party transaction during the quarter ended December 31, 2009 as all related party notes were repaid or settled during the fiscal year ended June 30, 2009.

10	Segments and Geographic Information

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

The summary of assets and revenue are as follows:

	December 31, 2009	June 30, 2009
Machine Sales	$523,200	$583,596
Precision Manufacturing	2,574,798	3,275,471
Corporate	401,670	886,703
	$3,499,668	$4,745,770

	Machine Sales		Precision Manufacturing		Corporate		TOTAL
	2009	2008	2009	2008	2009	2008	2009	2008
Revenues	$1,527,766	$2,954,251	$1,439,702	$2,982,172	$—	$—	$2,967,082	$5,936,423
Income (Loss) before taxes	(236,266)	(123,809)	(549,692)	543,368	(287,702)	(1,318,674)	(1,073,660)	(899,114)

	Machine Sales		Precision Manufacturing		Corporate		TOTAL
	2009	2008	2009	2008	2009	2008	2009	2008
Amortization	$20,891	$20,891	$—	$—	$—	$—	$20,891	$20,891
Depreciation	4,106	10,845	195,784	192,938	590	590	200,480	204,373

Interest expense:

	Machine Sales		Precision Manufacturing		Corporate		TOTAL
	2009	2008	2009	2008	2009	2008	2009	2008
Interest	$224	$—	$7,128	$12,849	$20,763	$54,598	$28,115	$67,447

Capital expenditure:

	Machine Sales		Precision Manufacturing		Corporate		TOTAL
	2009	2008	2009	2008	2009	2008	2009	2008
Capital expenditure	$—	$—	$—	$28,227	$—	$—	$—	$28,227

Sales are derived principally from customers located within the United States.

11. Discontinued Operations

The following is the combined, condensed balance sheet of  All American CNC as of December 31, 2009 and June 30, 2009.

	December 31, 2009	June 30, 2009
Cash	$—	$—
Accounts receivable and other (net)	23,614	116,868
Property and equipment, net	23,377	63,704
Total assets	$46,991	$180,572

Accounts payable and accrued liabilities	$(726,197)	$(703,133)
Capital lease obligations	(4,050)	(44,517)
Total liabilities	$(730,247)	$(747,650)

The following represents the results of discontinued operations for the year ended June 30, 2009:

	December 31, 2009	December 31, 2008
Net sales	$—	$2,194,333
Loss from discontinued operations before income taxes	(56,223)	(415,231)
Income tax	—	—
Loss from discontinued operations after income taxes	$(56,223)	$(415,231)

12.	Subsequent Events

In respect to Sunbelt Machine Works Corp. v. Elite Machine Tool Co. and   All American CNC Sales, Inc Case no, 0-2008-00112502 (NOTE 7-6) and Case No. 4:09-cv-108 (NOTE 7-7).   A satisfaction of judgment agreement was entered into by the parties  on January 25, 2010. The settlement amount was $152,802.49 to be paid by a Mori Seki MH-50 machine valued at $59,000, with the balance being paid in 13 monthly instalments of $5,000.00 commencing February 15, 2010 with interest at the rate of 0.44% per annum, the remaining balance being paid in March 2011.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of M Line Holdings, Inc. (formerly known as Gateway International Holdings, Inc., and referred to herein as “MLH”, “we,” “us” or “Company”) for the six months ended December 31, 2009, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

The primary components sold by our Precision Manufacturing segment during the quarters ended December 31, 2009 and, 2008, were parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft. The decline in economic activity has an adverse effect on our business. This has had an effect on Panasonic’s orders to us, and, therefore, there has been an adverse effect on our business. In addition, any further decrease may have an impact with the Machine Tools Group, as many of our customers that buy machines from us do business with airline manufacturers.

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

Discontinued Operations

Effective June 30, 2009, our Board of Directors elected to cease the operations of All American because the business was no longer economically feasible.  Prior to  June 30, 2009, All American was part of our machine tools group.  The company sold new CNC machines it purchased from third party manufacturers.  As a result of All American shutting down its operations on June 30, 2009, the operations of All American are included in the accompanying financial statements as discontinued operations.

All American generated revenues of $0 and $2,194,333 during the six months  ended December 31, 2009 and 2008, respectively.
We recorded losses from discontinued operations, net of income tax of $56,223 and $415,231 during the six months  ended December 31, 2009 and 2008, respectively.

Results of Operations for the Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

	Three Months ended December 31,
	2009	2008	Change ($)	Change (%)
Sales by segment
Machine Sales	$651,721	$1,635,994	$(984,273)	(60)%
Precision Manufacturing	667,202	1,184,031	(516,829)	(44)%
	1,318,923	2,820,025	(1,501,102)	(53)%
Gross profit by segment
Machine Sales	132,474	611,970	(479,496)	(78)%
Precision Manufacturing	204,826	330,591	(125,765)	(38)%
	337,300	942,561	(605,261)	(64)%

Sales for the three months ended December 2009 period decreased by 53% compared to the comparable period in 2008. The change is attributable to sales in the Precision Manufacturing Group. Sales declined by 42% in the Precision Manufacturing Group; the decline was due to a reduction of orders from our main customer, Panasonic Avionics Corporation. Sales in the Machine Sales Group declined by 72% due to a lack of orders from customers due to a recession in this industry.

Gross Margin

Gross profit decreased by 64% compared to the comparable period in 2008.  The decrease within the Precision Manufacturing Group resulted from lower customer demand for product in the 2009 period, primarily from our main customer,  Panasonic Avionics Corporation, due to a mild recession in the aerospace industry. The machine tool business achieved a profit due to higher margin on lower sales volume.

Selling, General & Administrative

Selling, general and administrative costs for the three months ended December 31, 2009  decreased by $1,088,768 compared to the comparable period in  2008. The changes are due primarily to a decrease in officer salaries and other head office overheads during the period.

Amortization of Intangible Assets

Amortization expense for intangible assets was $10,447 compared to $0 for the comparable period in fiscal 2008.

Interest Expense

Interest expense for the three months ended December 31, 2009 decreased by $19,270 compared to the comparable period in 2008. The change is attributable to lower average debt balances and decreases in the interest rates on our debt obligations.

Gain on Sale of Assets

During the current three month period ending 2009 period, there was a gain of $2,497 as an automobile was disposed of during this period. In fiscal 2008, the gain was $16,125.

Results of Operations for the Six Months Ended December 31, 2009 Compared to the Six Months Ended December 31, 2008

	Six Months ended December 31,
	2009	2008	Change ($)	Change (%)
Sales by segment
Machine Sales	$1,527,766	$2,954,251	$(1,426,485)	(48)%
Precision Manufacturing	1,439,316	2,982,172	(1,542,856)	(52)%
	2,967,082	5,936,423	(2,969,341)	(50)%
Gross profit by segment
Machine Sales	215,038	611,971	(396,933)	(65)%
Precision Manufacturing	425,373	1,216,965	(791,592)	(65)%
	640,025	1,828,936	(1,188,525)	(65)%

Sales

Sales for the six months ended December  2009 period decreased by 50% compared to the comparable period in 2008. The change is attributable to a decrease in sales in the Precision Manufacturing Group. Sales declined by 52% in the Precision Manufacturing Group.  The sales decline in the Precision manufacturing group was due to reduced orders from our main customer, Panasonic Avionics Coproation due to a mild recession in the aerospace industry. Sales in the Machine Sales Group declined by 48% due to a lack of orders from customers due to a recession in the machine tool industry.

Gross Margin

Gross profit decreased by 65% compared to the comparable period in fiscal 2008. The gross profit for the Machine Sales declined by 65% due to a lack of orders due to a mild recession in the industry.  The decrease within the Precision Manufacturing Group resulted from lower customer demand for product in the 2009 period, primarily our main customer, Panasonic Avionics Corporation, due to a mild recession in the Aerospace industry.

Selling, General & Administrative

Selling, general and administrative costs for the six months ended December 31, 2009 decreased by $655,296 compared to the comparable period in  2008. The changes are due primarily to decreases in officer salaries and other head office overheads during the period.

Amortization of Intangible Assets

Amortization expense for intangible assets was $20,892 compared to $0 for the comparable period in fiscal 2008.

Interest Expense

Interest expense for the six months ended December 31, 2009 decreased by $39,332 compared to the comparable period in 2008. The change is attributable to lower average debt balances and computation of interest on the lower debt obligations.

Gain on Sale of Assets

During the current six month period ending 2009 period, there was a gain of $2,497 as an automobile was disposed of during this period as compared to $16,125 due to sales of machinery in the precision manufacturing group in 2008

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including Pacific Western Bank. At December 31, 2009, our cash and cash equivalents and working capital decreased by $223,635 and $889,352, respectively to June 30, 2009 amounts.

The term loan provides for borrowings of up to $500,000. The loan bears interest at the lender's referenced prime rate plus 1.5% with principal and interest payments due monthly.

Cash Flows

The following table sets forth our cash flows for the six months ended December 31:

Provided by (used in)	2009	2008	Change

Operating activities	$(34,061)	$136,532	$(170,593)
Investing activities	—	(28,227)	28,227
Financing activities	(189,574)	32,560	(222,134)
	$(223,635)	$140,865	$(364,500)

Operating Activities:
Operating cash flows during the six months ended December 31, 2009 and 2008 period reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the 2009 period, non-cash expenses included in our net income and in operating activities totaled $221,371 compared to $,239,007 in the 2008 period.

The increase (decrease) in operating assets and liabilities for the 2009 and 2008 periods were $(34,061) and $136,532, respectively. During the 2009 period, the decrease was primarily attributable to inventory, customer deposit, and accrued taxes.

Investing Activities

We made capital expenditures of $0 and $(28227) during the first six months ended December 31, 2009 and 2008 period, respectively.

Financing Activities

During the first three months of the fiscal 2009 and 2008 periods, we repaid (net of borrowings) $(189,574) and $32,560, respectively of outstanding debt and capital lease obligations. We repaid $0 on our line of credit in the 2009 period, as compared to $277,000 during the 2008 period.

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

ITEM 4.  Controls and Procedures.

(a)  Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4T.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2009, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

2.           We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions.  Although providing this report in this Annual Report is optional for us at this time, written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.  We will be required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ending June 30, 2010.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

The Complaint alleged breach of contract for the defendants failing to pay Elite Machine for a machine the defendants purchased from Elite Machine, and sought damages totaling $16,238. ARAM Precision Tool and Die filed its Answer and Cross-Complaint on October 1, 2008.  The Cross-Complaint alleged that Elite Machine failed to deliver certain parts of the machine per the sales contract and seeks damages totaling $25,000.  In late June 2009, the parties settled this matter and the lawsuits were dismissed on August 13, 2009.  Under the terms of the settlement, Aram is expected to pay Elite Machine Tool Company $4,000 in full and final settlement.

5.           CNC Manufacturing v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650.  Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with CNC Manufacturing by failing to deliver a machine that conforms to the specifications requested by CNC Manufacturing, and requests damages totaling $138,750.  Elite Machine filed an Answer timely, on January 15, 2009.  Discovery has commenced in this matter but is not expected to be concluded for several months.   The Court has set a Case Management Conference for March 29, 202010. Management intends to aggressively defend itself against this claim.  No trial date has been set.No provision has been made in the attached financial statements as we believe that the litigation has no merit.

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
 A provision has been made in the attached financial statements in the sum of $139,000 at December 31, 2009.

7.           Sunbelt Machine Works Corp. v. All American CNC Sales, Inc., United States District Court, Southern District of Texas, Case No. 4:09-cv-108.  Sunbelt filed the Complaint on January 16, 2009.
This case involved a dispute between All American and Sunbelt regarding the sale of a Mori Seiki MH-63 machine by All American to Sunbelt.  Sunbelt claimed that it received a machine that does not conform to the specifications it ordered.  The amount sought in the Complaint was approximately $139,000.  All American filed its Answer on April 13, 2009.  Sunbelt filed a Motion for Summary Judgment, which was granted by the Court.  As a result a Judgment has been entered against All American in the amount of $153,000.  A provision has been made in the attached financial statements in the sum of $153,000 at December 31, 2009.
A satisfaction of judgement agreement was entered into by the parties on January 25, 2010.  The settlement amount was $152,802.49 to be paid by a Mori Seiki MH 50 machine valued at $59,000, with the balance being paid in 13 monthly installments of $5,000.00 commencing February 15, 2010 with the interest at the rate of approximately o.44% per annum, the remaining balance  being paid in March 2011.

8.           Hwacheon Machinery v. All American CNC Sales, Circuit Court of the 19th Judicial Circuit, Lake County, Illinois, Case No. 09L544.  The Complaint was filed on June 8, 2009.
The Complaint alleges causes of action for account stated, and arises from a claim by Hwacheon that All American CNC has not paid it for machines sold to All American CNC.  The Complaint seeks damages of approximately $362,000.  All American filed an answer on or about July 15, 2009.   No trial date has been set and a provision has been made in the financial statement of All American CNC Sales, Inc. in the sum of $362,328 at December 31, 2009.

9.           Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC415693.  The Complaint was filed on June 12, 2009.
The Complaint alleges causes of action for breach of contract and common counts against All American CNC seeking damages in the amount of at least $163,578.88, and arises from a claim by Fadal that All American failed to pay amounts due.  On June 26, 2009, Fadal amended the Complaint to include M Line Holdings, Inc. as a Defendant.  On or about August 11, 2009, the Court heard oral argument on Fadal’s Motion for Right to Attach Order and Writ of Attachment.  The Court granted this Motion in part, issuing a Right to Attach Order against All American CNC in the amount of approximately $164,000.  The Court denied the Motion as to M Line Holdings, Inc.  On August 12, 2009, All American CNC filed an Answer to the Complaint, and M Line Holdings, Inc., filed a demurrer to the Complaint.  The Court has scheduled a hearing the demurrer for October 15, 2009.  This hearing has been continued until November 24, 2009. Management intends to aggressively defend itself against this claim.  No trial date has been set and a provision has been made in the financial statement of  All American CNC Sales, Inc. in the sum of $163,578.00 at December 31, 2009.

10.         Do v. E.M. Tool Company, Orange County Superior Court, Orange County, California, Case No. 30-2009-00123879.  The Complaint was filed on June 1, 2009.
The Complaint alleges causes of action for negligence, product liability and breach of warranty, and seeks damages to be determined at time of trial.  This lawsuit was tendered by E.M. Tool Company to its insurance company, which is currently providing a defense.  We filed an Answer and a Cross-complaint against the manufacturer of the equipment the Mori Seiki Company, Ltd.  No trial date has been set and no provision has been made in the financial statement at September 30, 2009 as we believe the litigation has no merit due manufacturer’s liability.

11.         Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.  The Complaint was filed on April 14, 2009.
The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to pay Fox Hills Machining for the sale of two machines from Fox Hills to CNC Repos.  The damages sought in the Complaint are not less than $30,000.  The Defendants filed an Answer on June 5, 2009.  Management intends to aggressively defend itself against this claim.  No trial date has been set and a provision has been made in the financial statements at September 30, 2009 in the sum of $14,540.

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
 No provision has been made in the financial statements of the company at December 31, 2009.  The Company’s management believes that payment(s), if any, will be the responsibility of the Workers Compensation Board.

13.         Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

A former president of All American CNC Sales, Inc. has filed suit against the Company seeking payment on an alleged severance obligation by the Company. The Complaint does not specify the damages sought. The parties then reached a settlement in the principal sum of $40,000 to be documented in due course. Meanwhile a default was entered against the Company, which management believes was in error because a settlement was already reached by the principal parties involved.

The default has since been vacated and the Company has answered the complaint and is preparing a cross complaint.

We are considering settling this case at this time.  Therefore no provision has been made in the financial statements for this sum as of december 31, 2009.

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

M Line Holdings, Inc.

Dated: February 22, 2010		/s/ George Colin
	By:	George Colin
President, Chief Executive
Officer and a Director

Dated: February 22, 2010		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer,
Secretary and a Director