Form 10-Q
period 2010-03-31
M LINE HOLDINGS INC
filed 2010-05-21
CIK 1072248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐     No ☐.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 21, 2010, there were 30,861,956 shares of common stock, par value $0.001, issued and outstanding.

M LINE HOLDINGS, INC.

PART I-FINANCIAL INFORMATION

M LINE  HOLDINGS, INC. AND SUBSIDIARIES
(Formerly Gateway International Holdings, Inc.)
CONSOLIDATED CONDENSED BALANCE SHEETs
(UNAUDITED)
	March 31, 2010	June 30, 2009
Assets

Current Assets:

Cash and cash equivalents	$194,075	$438,030
Accounts receivable, net	593,395	892,718
Inventories	993,518	1,301,421
Due from related party	170,898	-
Prepaid and other current assets	9,021	80,250
Deferred Income Taxes	95,617	95,617
Current Assets - Discontinued Operations	12,524	116,869
Total current assets	2,069,050	2,924,905

Property and equipment, net	892,658	1,160,318
Intangible Assets,net	316,855	348,192
Deposits and other	61,145	66,146
Deferred Income Taxes	182,505	182,505
Non Current Assets - Discontinued Operations	23,377	63,704
Total Assets	$3,545,589	$4,745,770

Liabilities and Shareholders' Equity

Current Liabilities:
Line of Credit	$440,000	$440,000
Accounts Payable	801,487	502,745
Accrued Expenses and other	440,555	486,951
Notes payable	243,012	265,969
Capital Leases - current	59,680	70,747
Current Liabilities - Discontinued Operations	704,406	717,899
Total Current Liabilities	2,689,140	2,484,311

Notes Payable	56,250	167,165
Capital Leases - long term	89,970	97,351
Deferred Income Taxes	168,373	168,373
Deferred Rent	47,243	65,849
Long Term Liabilities - discontinued operations	-	29,751
TOTAL LIABILITIES	3,050,976	3,012,800
Shareholders' Equity
Common Stock, $0.001: 100,000,000 shares
Authorized; 30,861,956 shares issued and outstanding
at March 31, 2010 and June 30, 2009, respectively	30,862	30,862
Additional paid in capital	9,505,812	9,505,812
Accumulated deficit	(9,042,060)	(7,803,704)
Total stockholders' equity	494,613	1,732,970
Total Liabilities and Shareholders' Equity	3,545,589	$4,745,770

See accompanying Notes to unaudited Consolidated Financial Statements.

M LINE HOLDINGS, INC. AND SUBSIDIARIES
(Formerly Gateway International Holdings, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Net sales	$1,166,970	$1,419,303	$4,134,052	$7,459,767
Cost of sales	594,868	1,143,706	2,921,925	5,344,304
Gross Profit	572,101	275,597	1,212,126	2,115,463

Operating expenses:
Selling, general and administrative	706,188	688,883	2,317,142	2,565,339
Amortization of intangible assets	10,447	10,447	31,337	31,337
Total operating expense	716,634	699,330	2,348,478	2,596,676

Operating loss	(144,533)	(423,733)	(1,136,352)	(481,213)

Other income (expense):
Interest Expense	(18,241)	(19,641)	(46,356)	(93,135)
Interest Income	-	(2,923)	-	1,827
Gain on sale of assets	(0)	-	2,497	16,125
Total other expense	(18,242)	(22,564)	(43,860)	(75,183)
Loss from continuing operations before income tax	(162,774)	(446,297)	(1,180,212)	(556,396)

Income tax benefit	-	-	-	(800)
Loss from continuing operations, net of income taxes	(162,774)	(446,297)	$(1,180,212)	$(557,196)
Loss from discontinued operations, net of income taxes	(1,922)	(160,958)	(58,145)	(900,938)
NET LOSS	(164,696)	(607,255)	(1,238,357)	(1,458,134)

NET LOSS PER SHARE:
Basic and dilutive loss per share:
Continuing operations	$(0.01)	$(0.02)	$(0.04)	$(0.02)
Discontinued Operations	(0.00)	-	(0.00)	(0.03)
Total net loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.05)

Weighted average number of common shares under in per share calculations (basic and diluted)
Basic	30,861,956	27,874,721	30,861,956	27,874,721
Diluted	30,861,956	27,874,721	30,861,956	27,874,721

The accompanying notes form an integral part of these unaudited consolidated financial statements

M LINE  HOLDINGS, INC. AND SUBSIDIARIES
(Formerly Gateway International Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$(1,238,357)	$(1,458,134)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on disposition of assets	(2,497)	(16,125)
Depreciation	301,157	275,341
Amortization of intangilbe assets	31,337	31,337
Stock-based compensation	-	13,743
Imputed interest on related party notes	-	2,458
Impairment of goodwill	-	198,169
Changes in operating assetsa and liabilities:
Account receivable	128,425	463,886
Inventory	307,903	(330,310)
Prepaid expenses and other assets	220,902	1,529,402
Account payable and accrued expenses	208,719	(376,678)
Customer deposit	-	-
Income taxes payable	-	(187,154)
Deferred rent	(18,606)	(9,959)
Deferred income taxes	-	-
Net cash provided by/(used in) operating activities	(61,018)	135,975

Cash flows from investing activties:
Capital expenditures	(54,551)	(57,022)
Proceeds from sale of assets	23,934	73,148
Net cash used in investing activities:	(30,617)	16,126

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	-	190,000
Proceeds from/(payment to) notes payable	(81,044)	531,007
Payments on related party notes payable	-	(848,579)
Payments on capital leases	(71,276)	(41,839)
Net cash provided by/(used in) financing activities	(152,320)	(169,411)

Net increase (decrease) in cash and cash equivalent	(243,955)	(17,311)

Cash and cash equivalents at beginning of period	438,030	901,707
Cash and cash equivalents at end of period	$194,075	$884,396

Supplemental disclosure of cash flow information:
Cash paid for interest	$46,356	$93,935
Cash paid for income taxes	$-	$280,000

Supplemental disclosure of non-cash investing and financing activities:
Stock cancelled for repayment of note receivable	$-	$81,000
Conversion of accrued interest into related party notes payable	$-	$97,817
Capital expenditures accquired under capital leases and notes payable	$-	$46,531
Stock retired upon cancellation of note payable	$-	$417
Return of capital lease	$21,054	$-

See accompanying Notes to unaudited Consolidated Financial Statements.

M LINE HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GATEWAY INTERNATIONAL HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH  31, 2010
(UNAUDITED)

1.	Business

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

Gateway International Holdings, Inc. changed its corporate name to M Line Holdings, Inc. effective March 25, 2009.

The Company and its subsidiaries are engaged in the following businesses which represent is business segments:

•	Acquiring, refurbishing and selling used CNC machine-tool equipment (Machine Sales segment).

•	Manufacturing precision metal component parts for the defense, automotive, aerospace and medical industries through its Eran Engineering, Inc. (“Eran”) subsidiary (Precision Manufacturing segment).

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of M Line Holdings, Inc. are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and  nine month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended June 30, 2009.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. There were no potentially dilutive securities as of March 31, 2010 and June 30, 2009, respectively.

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

3.	Inventories

Inventories consist of the following at:

	March 31, 2010	June 30, 2009

Finished Goods and components	$714,317	$843,305

CNC Machines held for sale	112,500	183,500

Work in progress	133,832	233,773

Raw Materials and Parts	32,870	40,843
	$993,518	$1,301,421

4.	Accrued Expenses

Accrued expenses consist of the following at:

	March 31, 2010	June 30, 2009

Compensation and related benefits	$326,638	$170,518
Other	113,916	316,433
	$440,555	$486,951

5.	Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of   March 31, 2010 and June 30, 2009.

	March 31, 2010	June 30, 2009
2010	$71,880	$82,519
2011	65,988	53,830
2012	35,953	50,329
2013	—	3,038
Total minimum lease payments	173,821	189,716
Less amount representing interest	24,171	21,618
Present value of future minimum lease payments	149,650	168,098
Less current portion of capital lease obligations	59,680	70,747
Capital Lease obligations, net of current portion	89,970	97,351

6.	Line of Credit and Notes Payable

Pacific Western Bank Credit Agreement

On August 21, 2006, the Company entered into a credit agreement with Pacific Western Bank (“PWB”). The credit agreement provides for borrowings of up to $1,500,000 through a line of credit which is secured by substantially all of the Company’s assets and personal guarantees by two of the executive officers, Joseph Gledhill and Larry Consalvi. On November 15, 2007, the credit agreement was amended to reduce the amount available under the line of credit to $1,000,000 and to convert $500,000 of outstanding principal into a term loan. On September 29, 2008, the credit agreement was renewed through September 21, 2009, and Timothy Consalvi replaced Larry Consalvi as a guarantor. Pacific Western Bank has subsequently renewed the credit line through December 21, 2009. Management has agreed a short term extension for renewal of the line to March 22, 2010.  The Company is making arrangements to repay the line of credit to Pacific Western Bank.

The line of credit has a stated interest rate equal to the lender's referenced prime rate plus 1.5%, or 9.75% and 6.5% per annum at June 30, 2009 March 31, 2010, respectively. Interest is payable monthly with the outstanding principal balance due on November, 2009. The amount available for borrowings is determined based on a monthly basis based on 80% of eligible accounts receivable, as defined. The proceeds are used for general working capital needs.

The term loan provides for borrowings of up to $500,000. The loan has a stated interest rate equal to the lender's referenced prime rate plus 1.5%, or 9.75% and 6.5% per annum at June 30, 2009 and  March 31, 2010, respectively. Principal and interest payments are payable monthly.

Notes payable consist of the following at March 31 2010, and June 30, 2009:

	March 31, 2010	June 30, 2009
Notes payable to financial institutions, secured by the underlying equipment payable in aggregate monthly installments of $7,292, including interest rates between 7.2% and 9.75% per annum for a period of 50 and 60 months	$111,387	$151,608

Unsecured Loan to an individual in respect of the acquisition of a former subsidiary	$-	$31,526
Settlement Agreement in respect of a lawsuit with Sunbelt Machine Works Corporation	76,764
Term loan to PWB payable in monthly installments of $17,120 including interest at a rate of Prime plus 1.50% per annum due November 25, 2010	111,111	$250,000

Total	299,262	433,134
Less current portion	243,012	265,949
Long Term portion	$56,250	$167,185

2010	$37,324
2011	18,926
Thereafter	—
$56,250

7.	Litigation

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

Plaintiff has dismissed All American CNC Sales and All American CNC is currently only in the case as to a cross defendant as to the other defendants.

Management believes we have meritorious defenses to cross complainant’s claims and plan to vigorously defend against the lawsuit and pursue Mori Seiki, and possibly other entities or individuals, for any damages we incur.  However, there can be no assurance as to the outcome of the lawsuit.  No provision has been made in our financial statements as we believe that the responsibility for liability, if any, is with the manufacturer.

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

The company has a provision in our financial statements of $5,000.00 at March 31, 2010. No further provision is necessary as we feel that the litigation has no merit.

The company is in the process of negotiating a settlement of this matter with Mr. Cassidy.

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

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with CNC Manufacturing by failing to deliver a machine that conforms to the specifications requested by CNC Manufacturing, and requests damages totaling $138,750.  Elite Machine filed an Answer timely, on January 15, 2009.  Discovery has commenced in this matter but is not expected to be concluded for several months.   The Court has set a Case Management Conference for October 13, 2010. Management intends to aggressively defend itself against this claim.  No trial date has been set.and no provision has been made in the attached financial statements as we believe that the litigation has no merit.

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

The Complaint alleges causes of action for account stated, and arises from a claim by Hwacheon that All American CNC has not paid it for machines sold to All American CNC.  A judgment was entered against All American CNC for $366,372 and  a provision has been made in the financial statement of All American CNC Sales, Inc. in the sum of $366,372 at March 31, 2010.

9.  M Line Holdings, Inc. v.  Hwacheon Machinery, Orange County Superior Court, Orange County , California, Case No. 30-2010-00369532.  The complaint was filed on May 4, 2010

The complaint against Hwacheon seeks declatory relief from the court relieving M Line Holdings from having to respond to Hwacheon’s  harassing, burdensome and voluminous requests for documents relating to Hwacheon’s  judgment against All American CNC Sales, Inc.  No answer has been filed by Hwacheon and no trial date has been set.  Management does not expect a significant financial impact as a result of this lawsuit.

10.           Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC415693.  The Complaint was filed on June 12, 2009.

The Complaint alleges causes of action for breach of contract and common counts against All American CNC seeking damages in the amount of at least $163,578.88, and arises from a claim by Fadal that All American failed to pay amounts due.  On June 26, 2009, Fadal amended the Complaint to include M Line Holdings, Inc. as a Defendant.  On or about August 11, 2009, the Court heard oral argument on Fadal’s Motion for Right to Attach Order and Writ of Attachment.  The Court granted this Motion in part, issuing a Right to Attach Order against All American CNC in the amount of approximately $164,000.  The Court denied the Motion as to M Line Holdings, Inc.  On August 12, 2009, All American CNC filed an Answer to the Complaint, and M Line Holdings, Inc., filed a demurrer to the Complaint.  On April 9, 2010 Fadl filed an amended complaint against M Line Holdings, Inc.  An answer to this complaint will be filed shortly.  No trial date has been set and a provision has been made in the financial statement of  All American CNC Sales, Inc. in the sum of $163,578.00 at March 31, 2010.

11.           Do v. E.M. Tool Company, Orange County Superior Court, Orange County, California, Case No. 30-2009-00123879.  The Complaint was filed on June 1, 2009.

The Complaint alleges causes of action for negligence, product liability and breach of warranty, and seeks damages to be determined at time of trial.  This lawsuit was tendered by E.M. Tool Company to its insurance company, which is currently providing a defense.  We filed an Answer and a Cross-complaint against the manufacturer of the equipment the Mori Seiki Company, Ltd.  The case is currently in the discovery phase.  A trial date has been set for January 31, 2011.  No provision has been made in the financial statements at March 31, 2010 as we believe the litigation has no merit due to the manufacturer’s liability.

12.           Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.  The Complaint was filed on April 14, 2009.

 The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to pay Fox Hills Machining for the sale of two machines from Fox Hills to CNC Repos.

The damages sought in the Complaint are not less than $30,000.  The Defendants filed an Answer on June 5, 2009.  Management intends to aggressively defend itself against this claim.  A trial date has been set for August 23, 2010.  A provision has been made in the financial statements at March  31, 2010  in the sum of $14,540.

13.           Laureano v. Eran Engineering, State of California Worker’s Compensation Appeals Board, no case number.

Mr. Laureano has filed a claim with the Worker’s Compensation Appeals Board against Eran Engineering.  At this time, Eran Engineering has only been served with a subpoena for business records, requesting Mr. Laureano’s employment file, personnel file, claim file, and payroll documents.  Management intends to aggressively defend this claim.

 No provision has been made in the financial statements of the company at March  31, 2010.  The Company’s management believes that payment(s), if any, will be the responsibility of the Workers Compensation Board.

14.           Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

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

We are negotiating a settlement of this case at this time.  As a result no provision has been made in the financial statements for this sum at March 31, 2010

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our financial condition, results of operations or liquidity.

8.	Common Stock

During the three and nine month periods ended March 31, 2010, the Company did not have any transactions relating to common stock.

9.	Related Party Transaction

There was no related party transaction during the quarter ended March 31, 2010 as all related party notes were repaid or settled during the fiscal year ended June 30, 2009.

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

 The summary of assets and revenue are as follows:

	March 31, 2010	June 30, 2009
Machine Sales	$525,641	$583,596
Precision Manufacturing	2,350,981	3,275,471
Corporate	668,966	886,703
	$3,545,588	$4,745,770

	Machine Sales		Precision Manufacturing		Corporate		TOTAL
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues	$1,932,141	$3,629,917	$2,202,296	$3,829,850	$(385)	$—	$4,134,052	$7,459,767
Income (Loss) before taxes	(376,333)	(333,495)	(552,941)	(492,903)	(309,083)	(630,936)	(1,238,357)	(1,457,334)

	Machine Sales		Precision Manufacturing		Corporate		TOTAL
	2010	2009	2010	2009	2010	2009	2010	2009
Amortization	$31,337	$31,337	$—	$—	$—	$—	$31,337	$31,337
Depreciation	4,856	3,214	293,583	271,242	2,718	885	301,157	275,341

Interest expense:

	Machine Sales		Precision Manufacturing		Corporate		TOTAL
	2010	2009	2010	2009	2010	2009	2010	2009
Interest	$1,996	$224	$9,949	$18,895	$34,411	$74,016	$46,356	$93,135

Capital expenditure:

	Machine Sales		Precision Manufacturing		Corporate		TOTAL
	2010	2009	2010	2009	2010	2009	2010	2009
Capital expenditure	$54,551	$—	$—	$57,022	$—	$—	$54,551	$57,022

Sales are derived principally from customers located within the United States.

11.           Discontinued Operations

The following is the combined, condensed balance sheet of  All American CNC as of March 31, 2010 and June 30, 2009.

	March 31, 2010	June 30, 2009
Cash	$—	$—
Accounts receivable and other (net)	12,524	116,868
Property and equipment, net	23,377	63,704
Total assets	$35,901	$180,572

Accounts payable and accrued liabilities	$(700,356)	$(703,133)
Capital lease obligations	(4,050)	(44,517)
Total liabilities	$(704,406)	$(747,650)

The following represents the results of discontinued operations for the period ended March 31, 2010:

	March 31, 2010	March 31, 2009
Net sales	$—	$5,524,023
Loss from discontinued operations before income taxes	(58,145)	900,938)
Income tax	—	—
Loss from discontinued operations after income taxes	$(58,145)	$(900,938)

12.	Subsequent Events

The company has subsequent to March 31, 2010 repaid Pacific Western Bank the sum of $360,000.00 leaving a balance as follows:

Line of Credit	$80,000
Term Loan	138,888
TOTAL	$218,888

The company has reached an agreement with Pacific Western Bank for an extension until July 31, 2010,  to repay this balance of $ 218,888.  The balance outstanding carries a stated interest rate equal to the lender’s referenced prime rate plus 1.50%.  At the time of  repayment the Company will also per the extension agreement repay any balance due on the equipment loans due the bank.  The current balance outstanding on these loans as of March 31, 2010 is $111,387.

On April 26, 2010 the Company signed a convertible promissory note agreement in the amount of $50,000.  This note carries an  interest rate of 8% per annum.  After ninety days the lender has the option to convert to shares at a discount of 40% off the average of the average of the lowest three trading days during the ten day trading  period ending one day prior to the date the conversion notice is sent.  At any time prior to that conversion notice the company may pay off the note at a 50% premium plus any outstanding interest.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of M Line Holdings, Inc. (formerly known as Gateway International Holdings, Inc., and referred to herein as “MLH”, “we,” “us” or “Company”) for the nine months ended March 31, 2010, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Trends Affecting Our Business

The recent tightening of the capital markets has hurt our ability to sell used CNC machines. Historically, as capital markets tighten, companies that purchase large machines on credit, such as CNC machines, have more difficulty in obtaining credit and, therefore, are unable to purchase machines that they may be able to purchase in better financial times. Although the economy has had a negative impact on our customers’ ability to purchase machines which could negatively impact our business we have seen an improving trend during the quarter ended march 31, 2010.

The primary components sold by our Precision Manufacturing segment during the quarters ended March 31, 2010 and, 2009, were parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft. The decline in economic activity has an adverse effect on our business. This has had an effect on Panasonic’s orders to us, and, therefore, there has been an adverse effect on our business. With improvements in the economy we expect our manufacturing business in general and specifically our aviation business to continue its improvement.

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

Inventories

Within our Precision Manufacturing segment, we seek to purchase and maintain raw materials at sufficient levels to meet lead times based on forecasted demand. We generally manufacture parts based on purchase orders. Within our Machine Tools segment, we purchase machines held for resale based upon management’s judgment of current market conditions and demand for used machines. If forecasted demand exceeds actual demand, we may need to provide an allowance for excess or obsolete quantities on hand. We also review our inventories for changes demand patterns and in the market prices of machines held in inventory and provide reserves as deemed necessary. If actual market conditions are less favorable than those projected by management, additional inventory reserves for CNC machines and parts may be required. We state our inventories at the lower of cost, using the first-in, first-out method on an average costs basis, or market.

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

All American generated revenues of $0 and $5,524,023 during the nine months ended March 31, 2010 and 2009, respectively.

We recorded losses from discontinued operations, net of income tax of $58,145 and $900,938 during the nine months ended March 31, 2010 and 2009, respectively.

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

	Three Months ended March 31,
	2010	2009	Change ($)	Change (%)
Sales by segment
Machine Sales	$404,375	$591,410	$(187,035)	(32)%
Precision Manufacturing	762,595,	827,893	(65,298)	(8)%
	1,166,970	1,419,303	(252,333)	(18)%
Gross profit by segment
Machine Sales	166,421	49,074	117,347	239%
Precision Manufacturing	405,680	226,522	179,158	79%
	572,101	275,596	296,505	107%

Sales for the three months ended March 2010 period decreased by 18% compared to the comparable period in 2009. The change is attributable to sales in the Machine Sales Group. Sales declined by 18% in the Precision Manufacturing Group; the decline was due to a reduction of orders from our main customer, Panasonic Avionics Corporation. Sales in the Machine Sales Group declined by 32% due to a lack of orders from customers due to a recession in this industry.

Gross Margin

Gross profit increased by 107 % compared to the comparable period in 2009.  The increase within the Precision Manufacturing Group resulted from higher margins for product in the 2010 period, primarily from our main customer, Panasonic Avionics Corporation, due to higher margins on sales in the aerospace industry. The machine tool business achieved a profit due to higher margin on lower sales volume plus commissions earned on sales of equipment owned by an equipment vendor.

Selling, General & Administrative

Selling, general and administrative costs for the three months ended March 31, 2010  increased by $ 17,305 compared to the comparable period in  2009. The changes are due primarily to an increase in overheads.

Amortization of Intangible Assets

Amortization expense for intangible assets was $10,447 compared to $10,447 for the comparable period in fiscal 2009.

Interest Expense

Interest expense for the three months ended March 31, 2010 decreased by $1,400 compared to the comparable period in 2008. The change is attributable to lower average debt balances and decreases in the interest rates on our debt obligations.

Gain on Sale of Assets

During the current three month period ending 2010 and 2009 periods, there were no gains as no assets were sold.

Results of Operations for the Nine Months Ended March 31, 2010 Compared to the Nine Months Ended March 31, 2009

	Nine Months ended March 31,
	2010	2009	Change ($)	Change (%)
Sales by segment
Machine Sales	$1,932,141	$3,629.538	$1,697,397	47%
Precision Manufacturing	2,201,911	3,830,229	(1,628,338)	(43)%
	4,134,052	7,459,767	(3,325,715)	(46)%
Gross profit by segment
Machine Sales	381,459	671,976	290517	43%
Precision Manufacturing	830,667	1,443,487	(612,820)	(42)%
	1,212,126	2,115,463	(903,337)	(43)%

Sales

Sales for the nine months ended March 2010 period decreased by 46% compared to the comparable period in 2009. The change is attributable to a decrease in sales in the Precision Manufacturing Group and Machinery Sales Group. Sales declined by 43% in the Precision Manufacturing Group.  The sales decline in the Precision manufacturing group was due to reduced orders from our main customer, Panasonic Avionics Corporation due to a mild recession in the aerospace industry. Sales in the Machine Sales Group decreased by 47% due to a decrease of orders from customers due to a mild recession compared to  the previous periods.
Gross Margin

Gross profit decreased by 43% compared to the comparable period in fiscal 2010. The gross profit for Machine Sales Group decreased by 43%; the reason for the decrease was due to the lower volume of  machines sold during the period. The decrease within the Precision Manufacturing Group resulted from lower customer demand for product in the 2010 period, Orders from our largest customer, Panasonic Avionics Corporation, were lower due to a mild recession in the Aerospace industry.

Selling, General & Administrative

Selling, general and administrative costs for the nine months ended March 31, 2010 decreased by $248,197 compared to the comparable period in  2009. The changes are due primarily to a decrease in overhead costs during the period.

Amortization of Intangible Assets

Amortization expense for intangible assets was $31,337 compared to $31,337 for the comparable period in fiscal 2009.

Interest Expense

Interest expense for the nine months ended March 31, 2010 decreased by $46,779 compared to the comparable period in 2009. The change is attributable to lower average debt balances and computation of interest on the lower debt obligations.

Gain on Sale of Assets

During the current nine month period ending March 31, 2010, there was a gain of $2,497 as an automobile was disposed of during this period as compared to $16,125 due to sales of machinery in the precision manufacturing group in 2009

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including Pacific Western Bank. At March 31, 2010, our cash and cash equivalents and working capital decreased by $243,955 and $1,060,685, respectively to June 30, 2009 amounts.

The term loan provides for borrowings of up to $500,000. The loan bears interest at the lender's referenced prime rate plus 1.5% with principal and interest payments due monthly.

Cash Flows

The following table sets forth our cash flows for the six months ended December 31:

Provided by (used in)	2010	2009	Change

Operating activities	$(61,018)	$135,975	$(196,993)
Investing activities	(30,617)	16,126	(46,743)
Financing activities	(152,320)	(169,411)	17,091
	$(243,955)	$(17,311)	$(226,645)

Operating Activities:

Operating cash flows during the nine  months ended March 31, 2010 and 2009 period reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the 2010 period, non-cash expenses included in our net income and in operating activities totaled $329,997 compared to $504,922 in the 2009 period.

The increase (decrease) in operating assets and liabilities for the 2010 and 2009 periods were $(1,005,749) and $763,904, respectively. During the 2010 period, the decrease was primarily attributable to losses incurred by the company offset by contributions from  inventory, accounts receivable, accounts payable, and non cash items.

Investing Activities

We made capital expenditures of $(54,551) and $(57,022) during the nine month periods ended March 31, 2010 and 2009, respectively.

Financing Activities

During the first nine months of the fiscal 2010 and 2009 periods, we repaid (net of borrowings) $(152,320) and $(169,411), respectively of outstanding debt and capital lease obligations. We repaid $0 on our line of credit in the 2010 period, as compared to $190,000 during the 2009 period.

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

ITEM 4.  Controls and Procedures.

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4T.

 (b) Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of March 31, 2010, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

3.           Prior to Spring/Summer 2008, we did not have adequate internal controls, or policies and procedures, with respect to our travel and expense reports.  As a result, it was discovered that certain expense reimbursements were paid to our officers and directors even though complete expense reimbursement paperwork had not been submitted with adequate documentation surrounding the nature of the expense.  These expense
reimbursements were paid based on the incomplete paperwork.   To the extent these expenses could not subsequently be substantiated we requested reimbursement from that officer and director.

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

Plaintiff has dismissed All American CNC Sales and All American CNC is currently only in the case as to a cross defendant as to the other defendants.  Management believes we have meritorious defenses to cross complainant’s claims and plan to vigorously defend against the lawsuit and pursue Mori Seiki, and possibly other entities or individuals, for any damages we incur.  However, there can be no assurance as to the outcome of the lawsuit.  No provision has been made in our financial statements as we believe that the responsibility for liability, if any, is with the manufacturer.

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

The company has a provision in our financial statements of $5,000.00 at March 31, 2010. No further provision is necessary as we feel that the litigation has no merit.

The company is in the process of negotiating a settlement of this matter with Mr. Cassidy.

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

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with CNC Manufacturing by failing to deliver a machine that conforms to the specifications requested by CNC Manufacturing, and requests damages totaling $138,750.  Elite Machine filed an Answer timely, on January 15, 2009.  Discovery has commenced in this matter but is not expected to be concluded for several months.   The Court has set a Case Management Conference for October 13, 2010. Management intends to aggressively defend itself against this claim.  No trial date has been set.and no provision has been made in the attached financial statements as we believe that the litigation has no merit.

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

The Complaint alleges causes of action for account stated, and arises from a claim by Hwacheon that All American CNC has not paid it for machines sold to All American CNC.  A judgment was entered against All American CNC for $366,372 and  a provision has been made in the financial statement of All American CNC Sales, Inc. in the sum of $366,372 at March 31, 2010.

9.           M Line Holdings, Inc. v.  Hwacheon Machinery, Orange County Superior Court, Orange County , California, Case No. 30-2010-00369532.  The complaint was filed on May 4, 2010

The complaint against Hwacheon seeks declatory relief from the court relieving M Line Holdings from having to respond to Hwacheon’s  harassing, burdensome and voluminous requests for documents relating to Hwacheon’s  judgment against All American CNC Sales, Inc.  No answer has been filed by Hwacheon and no trial date has been set.  Management does not expect a significant financial impact as a result of this lawsuit.

10.           Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC415693.  The Complaint was filed on June 12, 2009.

The Complaint alleges causes of action for breach of contract and common counts against All American CNC seeking damages in the amount of at least $163,578.88, and arises from a claim by Fadal that All American failed to pay amounts due.  On June 26, 2009, Fadal amended the Complaint to include M Line Holdings, Inc. as a Defendant.  On or about August 11, 2009, the Court heard oral argument on Fadal’s Motion for Right to Attach Order and Writ of Attachment.  The Court granted this Motion in part, issuing a Right to Attach Order against All American CNC in the amount of approximately $164,000.  The Court denied the Motion as to M Line Holdings, Inc.  On August 12, 2009, All American CNC filed an Answer to the Complaint, and M Line Holdings, Inc., filed a demurrer to the Complaint.  On April 9, 2010 Fadl filed an amended complaint against M Line Holdings, Inc.  An answer to this complaint will be filed shortly.  No trial date has been set and a provision has been made in the financial statement of  All American CNC Sales, Inc. in the sum of $163,578.00 at March 31, 2010.

11.           Do v. E.M. Tool Company, Orange County Superior Court, Orange County, California, Case No. 30-2009-00123879.  The Complaint was filed on June 1, 2009.

The Complaint alleges causes of action for negligence, product liability and breach of warranty, and seeks damages to be determined at time of trial.  This lawsuit was tendered by E.M. Tool Company to its insurance company, which is currently providing a defense.  We filed an Answer and a Cross-complaint against the manufacturer of the equipment the Mori Seiki Company, Ltd.  The case is currently in the discovery phase.  A trial date has been set for January 31, 2011.  No provision has been made in the financial statements at March 31, 2010 as we believe the litigation has no merit due to the manufacturer’s liability.

12.           Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.  The Complaint was filed on April 14, 2009.

 The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to pay Fox Hills Machining for the sale of two machines from Fox Hills to CNC Repos.  The damages sought in the Complaint are not less than $30,000.  The Defendants filed an Answer on June 5, 2009.  Management intends to aggressively defend itself against this claim.  A trial date has been set for August 23, 2010.  A provision has been made in the financial statements at March  31, 2010  in the sum of $14,540.

13.           Laureano v. Eran Engineering, State of California Worker’s Compensation Appeals Board, no case number.

Mr. Laureano has filed a claim with the Worker’s Compensation Appeals Board against Eran Engineering.  At this time, Eran Engineering has only been served with a subpoena for business records, requesting Mr. Laureano’s employment file, personnel file, claim file, and payroll documents.  Management intends to aggressively defend this claim.

No provision has been made in the financial statements of the company at March  31, 2010.  The Company’s management believes that payment(s), if any, will be the responsibility of the Workers Compensation Board.

14.           Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

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

We are negotiating a settlement of this case at this time.  As a result no provision has been made in the financial statements for this sum at March 31, 2010

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our financial condition, results of operations or liquidity.

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

ITEM 5.  Other Information.

Money Line Capital Letter of Intent

On June 30, 2009, we entered into a binding Letter of Intent (the “LOI”) with Money Line Capital, Inc., a California corporation (“MLCI”), and our largest shareholder.  Under the LOI the parties agreed to complete a transaction whereby all the MLCI shareholders will exchange their shares of MLCI stock for shares of our stock.  The parties agreed to negotiate in good faith to close the transaction on or before January 29, 2010.  The LOI is predicated on us being current in our reporting obligations under the Securities and Exchange Act of 1934, as amended, and being publicly-traded at the time of the closing; and MLCI having its financial statements (and its subsidiaries, as applicable) audited for the period ended June 30, 2010, as well as completing a valuation by a qualified third-party company.

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

ITEM 6.  Exhibits.

(a)           Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of M Line Holdings, Inc., a Nevada corporation, as amended

3.2 (5)	Certificate of Amendment of Articles of Incorporation

3.3 (1)	Bylaws of M Line Holdings, Inc., a Nevada corporation

10.1 (1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2 (1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.3 (1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4 (1)	Employment Agreement with Timothy D. Consalvi dated February 1, 2007

10.5 (1)	Employment Agreement with Joseph T.W. Gledhill dated February 5, 2007

10.6 (2)	Employment Agreement with Lawrence A. Consalvi dated February 5, 2007

10.7 (1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.8 (1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

10.9 (1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.10 (3)	Separation Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 26, 2008

10.11 (4)	Sales Agent Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 30, 2008

10.12 (4)	Loan Agreements with Pacific Western Bank dated September 20, 2008

10.13 (5)	Assignment of Promissory Note and Consent Thereto by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated March 24, 2009

10.14 (5)	M Line Holdings, Inc. Demand Note for up to $500,000 dated March 25, 2009

10.15 (6)	Letter of Intent by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated June 30, 2009

10.16 (7)	Amendment No. 1 to Letter of Intent by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated June 30, 2009

21 (8)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of George Colin (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jitu Banker (filed herewith)

32.1	Section 1350 Certification of George Colin (filed herewith).

32.2	Section 1350 Certification of Jitu Banker (filed herewith).

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

M Line Holdings, Inc.

Dated: May 21, 2010		/s/ George Colin
	By:	George Colin
President, Chief Executive
Officer and a Director

Dated: May 21, 2010		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer,
Secretary and a Director