Form 10-K
period 2010-06-30
M LINE HOLDINGS INC
filed 2010-11-12
CIK 1072248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Aggregate market value of the voting stock held by non-affiliates: $810,609 as based on last reported sales price of such stock.  The voting stock held by non-affiliates on that date consisted of 12,470,903  shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of October 6, 2010, there were 30,861,956 shares of common stock, par value $0.001, issued and outstanding.

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

Due to the change in voting control and change in senior management in Gateway as a result of the merger, the transaction was recorded as a “reverse-merger” whereby Elite Machine was considered to be the acquirer for accounting purposes. At the closing of the reverse merger, Elite Machine became our wholly-owned subsidiary and we changed our corporate name to -Gateway International Holdings, Inc., effective January 28, 2002.

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

With these changes in place, on May 16, 2008, we filed a registration statement on Form 10 to re-register our common stock under Section 12 of the Exchange Act.  As a result, on July 15, 2008, we became subject to the reporting requirements under the Exchange Act.  Effective November 23, 2009, our common stock was re-listed on the OTC Bulletin Board under the symbol “MLHC.”

Business Overview

We currently conduct all of our operations through two of our two wholly-owned subsidiaries: Elite Machine and Eran Engineering. We ceased operations of our third subsidiary, All American, effective June 30, 2009. Through our two operating subsidiaries we provide services and products to the machine tool industry, including the sale of new and refurbished CNC machines and the manufacture of precision metal components.

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

Money Line Capital Letter of Intent

As part of that strategy, on June 30, 2009, we entered into a binding Letter of Intent (the “LOI”) with Money Line Capital, Inc. (“MLCI”).  MLCI is our largest shareholder and specializes in business financing transactions and holds equity in a number of operating subsidiaries in various fields, including financing, aerospace, real estate, media, beverage, and technology.  Under the LOI the parties agree to complete a transaction whereby all the MLCI shareholders will exchange their shares of MLCI stock for shares of our stock.  No cash will be exchanged in this transaction.  The parties had agreed to negotiate in good faith to close the transaction on or before January 29, 2010, however due to the downturn in the economy, MLCI’s inability to complete the required audits, and the desire of our Board of Directors to get as favorable a valuation for our common stock as possible, the parties have put the merger transaction on hold indefinitely.  In order for us to finalize the transaction we must be current in our reporting obligations under the Securities and Exchange Act of 1934, as amended, and be publicly-traded at the time of the closing; and MLCI must have its financial statements (and its subsidiaries, as applicable) audited for the period ended June 30, 2010, as well as completing a valuation by a qualified third-party company.

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

For the years ended June 30, 2010, and 2009, the Machine and Tools Group accounted for $2,843,436 (46%) and $4,752,435 (59%) of our total sales, respectively. This segment of our business also accounted for 56% and 25% of our gross profits for the years ended June 30, 2010, and 2009, respectively.

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

(d)           Sales, Marketing and Distribution.

The Elite Machine product line consists primarily of used CNC machines. These machines are predominately marketed through our in-house sales staff. Sales personnel are assigned regions and sell the machines in their territory.  Used machines are sold on a warranty basis, typically with a 30-day expiration, and generally include installation of the machine at the customer’s location. We are currently investigating a strategy to sell machine tools through alternative channels such as the internet and auctions.

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

(j)           Need for Government Approval.

As noted above, Elite Machine does not manufacture its own products, it merely sells used CNC machines. As sellers of used CNC machines, Elite Machine does not need government approval to operate its business.

(k)           Effect of Government Regulation on Business.

As noted above, Elite Machine does not manufacture its own products, they merely sell used CNC machines. As sellers of used CNC machines, Elite Machine is not subject to onerous government regulation.

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

(n)          Employees.

As of June 30, 2010, we, with our subsidiaries, employ a total of 48 full-time employees, including three executive employees. Of these employees our Machine Sales Group employs two managerial employees, and six employees engaged in the sales and processing of CNC machine sales and the precision manufacturing group employs three managerial employees and 35 machinists and support personnel.

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

For the years ended June 30, 2010 and 2009, the Precision Manufacturing Group accounted for $3,370,750 (54%) and $4,898,749 (41%) of our sales, respectively.  This segment of our business also accounted for  44% and 35% our gross profits for the years ended June 30, 2010 and 2009, respectively.

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

(b)           Product Manufacturing.

Eran Engineering manufactures and assembles specialized, precision components used in equipment and machinery in the commercial aviation, medical, aerospace and defense industries. The primary components sold by Eran during the years ended June 30, 2010 and, 2009, were parts sold to Panasonic Avionics Corporation, a leading provider of in-flight entertainment systems for commercial aircraft. The other components were parts manufactured for, and sold to, medical companies and general commercial aircraft companies. Eran Engineering maintains approximately 39 CNC machines for use in its specialized manufacturing processes. Joseph T.W. Gledhill, one of our former Directors and Executive Vice Presidents, serves as the President of Eran Engineering.

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

(g)           Dependence on Major Customers.

Eran has two major customers:  Panasonic Avionics Corp., which accounted for 37% and 33% of our total revenue for the years ended June 30, 2010 and 2009, respectively, and Iris Diagnostics, which accounted for 10% and 2.4% of our total revenue for the years ended June 30, 2010 and 2009, respectively.

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

(m)          Employees.

As of June 30, 2010, we, with our subsidiaries, employ a total of 48 full-time employees, including three executive employees. For the precision manufacturing group, we employ one managerial employee, one sales manager, and 26 employees engaged in tool manufacturing-related positions  and the precision manufacturing group employs three managerial employees and 35 machinists and support personnel.

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

Our share ownership is concentrated.

Money Line Capital, Inc., our largest shareholder, controls approximately 55% of our outstanding common stock.  Our officers and directors, as a group, own a majority of Money Line Capital, Inc.’s common stock and own an additional 8.5% of our common stock as a group.  As a result, these stockholders can exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, these stockholders may dictate the day to day management of the business. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors. In addition, the interests of these stockholders may not always coincide with the interests of our other stockholders.

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

We have two customers that account for greater than 47% of our total sales and more than 85% of our precision manufacturing group’s sales for the year ended June 30, 2010.

Panasonic Avionics Corp. and Iris Diagnostics together account for 47% and 36% of our total sales for the years ended June 30, 2010 and 2009, respectively, and more than 85% and 36% of our precision manufacturing group’s sales for the years ended June 30, 2010 and 2009, respectively.  We do not have a long term, exclusive agreement with these customers. If either of these customers reduced or stopped ordering precision parts from Eran it would have a material adverse impact on our consolidated sales, results of operations and cash flows.

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

We are in default under our agreement with Pacific Western Bank.  If Pacific Western Bank files a lawsuit for our default we may be forced to sell assets to pay this obligation, which would have a material, negative impact on our business.

As of September 21, 2009, our credit agreement with Pacific Western Bank terminated.  During the quarter ended June 30, 2010 we repaid Pacific Western Bank the sum of $360,000.00 leaving a balance as follows:

Line of Credit	$218,889
Total	$218,889

We reached an agreement with Pacific Western Bank for an extension until August 31, 2010 to repay this balance, $218,889, at a stated interest rate equal to the lender’s referenced prime rate plus 1.50%.  We did not pay the outstanding balance by August 31, 2010, and have not received an additional extension.  As a result we are in default under the terms of our line of credit.  This line of credit is secured by certain of our assets.  If Pacific Western Bank filed a lawsuit as a result of our default we may be required to sell some assets to repay this obligation.  Per our agreement to extend time for repayment with Pacific Western Bank, at the time of repayment of the line of credit we also agreed to repay any balance due on the equipment loans to Eran Engineering, Inc.  As of June 30, 2010, the balance on these equipment loans totaled $98,045.

As of June 30, 2010, we owed $218,889 under the line of credit with Pacific Western Bank.

As of June 30, 2010, we believe we were in compliance with the covenants under the amended credit agreement.  The quarter ended June 30, 2010 was the end of our fiscal year.

New governmental regulation relating to greenhouse gas emissions may subject us to significant new costs and restrictions on our operations.

Climate change is receiving increasing attention worldwide.  Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.  There are bills pending in Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset emissions of greenhouse gas.  In addition, several states are considering various greenhouse gas registration and reduction programs.  Greenhouse gas regulation could increase the price of the electricity we purchase, increase costs for our use of natural gas, potentially restrict access to or the use of natural gas, require us to purchase allowances to offset our own emissions or result in an overall increase in our costs of raw materials, any one of which could significantly increase our costs, reduce our competitiveness in a global economy or otherwise negatively affect our business, operations or financial results.  While future emission regulation appears likely, it is too early to predict how this regulation will affect our business, operations or financial results.

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

As we have an accumulated deficit of $9,512,790 as of June 30, 2010 a net loss of $1,709,086 for the year ended June 30, 2010, there is no assurance that we will be able to continue as a going concern.

Our financial statements included with this Annual Report for the years ended June 30, 2010 and 2009, have been prepared assuming that we will continue as a going concern.  Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to retain its current short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to attain profitability.   However, we have an accumulated deficit of $9,512,790 as of June 30, 2010 a net loss of $1,709,086 for the year ended June 30, 2010.

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

We also have a five year lease for approximately 13,820 square feet of office and warehouse space located at 3840 East Eagle Drive, Anaheim, California at a monthly rental rate of $8,777 for the first year, $9,040 for the second year, $9,311 for the third year, $9,591 for the fourth year, and $9,879 for the fifth year.  The lease for this property began September 1, 2010 and expires on August 31, 2015.  The Machines Sales Group resides at this location.

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

Plaintiff and All American CNC Sales have both responded to discovery requests and are engaged in the meet and confer process to resolve outstanding discovery issues.  Several depositions have been taken and we anticipate more going forward.  Plaintiff and All American have agreed to a settlement in principal providing for a dismissal of the case against All American for a waiver of costs.  No provision has been made in our financial statements as we believe that the responsibility for liability, if any, is with the manufacturer.

2.           James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08.

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

We do not have a provision in our financial statements at June 30, 2010, for this lawsuit.  No provision is necessary as we feel that the litigation has no merit.

3.           Elite Machine Tool Company v. ARAM Precision Tool and Die, Avi Amichai, Superior Court for the State of California, County of Orange, Case No. 30-2008-00090891.

Elite Machine filed this action on August 8, 2008.

The Complaint alleged breach of contract for the defendants failing to pay Elite Machine for a machine the defendants purchased from Elite Machine, and sought damages totaling $16,238. ARAM Precision Tool and Die filed its Answer and Cross-Complaint on October 1, 2008.  The Cross-Complaint alleged that Elite Machine failed to deliver certain parts of the machine per the sales contract and seeks damages totaling $25,000.  In late June 2009, the parties settled this matter and the lawsuits were dismissed on August 13, 2009.  Under the terms of the settlement, Aram is expected to pay Elite Machine Tool Company $4,000 in full and final settlement. To date this amount has not been received.

4.           CNC Manufacturing v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650.

Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with CNC Manufacturing by failing to deliver a machine that conforms to the specifications requested by CNC Manufacturing, and requests damages totaling $138,750.  Elite Machine filed an Answer timely, on January 15, 2009.  Discovery has commenced in this matter but is not expected to be concluded for several months.  The Court has set a Trial Setting Conference for October 13, 2010.  Management intends to aggressively defend itself against this claim.  No trial date has been set.  No provision has been made in the attached financial statements as we believe that the litigation has no merit.

5.           Sunbelt Machine Works Corp. v. All American CNC Sales, Inc., United States District Court, Southern District of Texas, Case No. 4:09-cv-108.

Sunbelt filed the Complaint on January 16, 2009.

This case involved a dispute between All American and Sunbelt regarding the sale of a Mori Seiki MH-63 machine by All American to Sunbelt.  Sunbelt claimed that it received a machine that does not conform to the specifications it ordered.  The amount sought in the Complaint was approximately $139,000.  All American filed its Answer on April 13, 2009.  Sunbelt filed a Motion for Summary Judgment, which was granted by the Court.  As a result a Judgment has been entered against All American and M Line Holdings in the amount of $153,000.

A satisfaction of judgment agreement was entered into by the parties on January 25, 2010. The settlement amount was $152,802.49 to be paid by a Mori Seki MH-50 machine valued at $59,000, with the balance being paid in 13 monthly installments of $5,000.00 commencing February 15, 2010 with interest at the rate of approximately .44% per annum, the remaining balance being paid in March 2011.  This amount is being paid according to schedule.

A provision has been made in the attached financial statements in the sum of $61,764 at June 30, 2010.

6.           Hwacheon Machinery v. All American CNC Sales, Circuit Court of the 19th Judicial Circuit, Lake County, Illinois, Case No. 09L544.

The Complaint was filed on June 8, 2009.

The Complaint alleges causes of action for account stated, and arises from a claim by Hwacheon that All American CNC has not paid it for machines sold to All American CNC.  The Complaint seeks damages of approximately $362,000.  All American filed an answer on or about July 15, 2009.  Default has been entered against All American CNC Sales, Inc.

7.           M Line Holdings, Inc. v.  Hwacheon Machinery, Orange County Superior Court, Orange County, California, Case No. 30-2010-00369532.  The Complaint was filed on May 4, 2010

The Complaint against Hwacheon seeks declaratory relief from the Court relieving M Line Holdings from having to respond to Hwacheon’s harassing, burdensome and voluminous requests for documents relating to Hwacheon’s judgment against All American CNC Sales, Inc.  No answer has been filed by Hwacheon and no trial date has been set.  Management does not expect a significant financial impact as a result of this lawsuit.

8.           Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC415693.

The Complaint was filed on June 12, 2009.

The Complaint alleges causes of action for breach of contract and common counts against All American CNC seeking damages in the amount of at least $163,578.88, and arises from a claim by Fadal that All American failed to pay amounts due.  On June 26, 2009, Fadal amended the Complaint to include M Line Holdings, Inc. as a Defendant.  On or about August 11, 2009, the Court heard oral argument on Fadal’s Motion for Right to Attach Order and Writ of Attachment.  The Court granted this Motion in part, issuing a Right to Attach Order against All American CNC in the amount of approximately $164,000.  The Court denied the Motion as to M Line Holdings, Inc.  On August 12, 2009, All American CNC filed an Answer to the Complaint, and M Line Holdings, Inc., filed a demurrer to the Complaint.  The hearing on M Line Holdings, Inc.’s demurrer is not currently set.  Management intends to aggressively defend itself against this claim.  No trial date has been set and a provision has been made in the financial statement of All American CNC Sales, Inc. in the sum of $163,578 at June 30, 2010, but not in M Line Holdings, Inc. financial statements where All American CNC Sales, Inc. is recorded as discontinued operations as a result the business shutting down..

9.           Do v. E.M. Tool Company, Orange County Superior Court, Orange County, California, Case No. 30-2009-00123879.

The Complaint was filed on June 1, 2009.

The Complaint alleges causes of action for negligence, product liability and breach of warranty, and seeks damages to be determined at time of trial.  This lawsuit was tendered by E.M. Tool Company to its insurance company, which is currently providing a defense.  We filed an Answer and a Cross-complaint against the manufacturer of the equipment the Mori Seiki Company, Ltd.  To the best of our knowledge no trial date has been set and no provision has been made in the financial statement at June 30, 2010 as we believe the litigation has no merit and any liability is that of the manufacturer, not E.M. Tool Company.

10.         Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.

The Complaint was filed on April 14, 2009.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to pay Fox Hills Machining for the sale of two machines from Fox Hills to CNC Repos.  The damages sought in the Complaint are not less than $30,000.  The Defendants filed an Answer on June 5, 2009.  Management intends to aggressively defend itself against this claim.  No trial date has been set and no provision has been made in the financial statements at June 30, 2010.

11.         Laureano v. Eran Engineering, State of California Worker’s Compensation Appeals Board, no case number.

Mr. Laureano has filed a claim with the Worker’s Compensation Appeals Board against Eran Engineering.  At this time, Eran Engineering has only been served with a subpoena for business records, requesting Mr. Laureano’s employment file, personnel file, claim file, and payroll documents.  Management intends to aggressively defend this claim.

No provision has been made in the financial statements of the company at June 30, 2010.  The Company’s management believes that payment(s), if any, will be the responsibility of Workers Compensation Insurance.

12.         Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

A former president of All American CNC Sales, Inc. has filed suit against the Company for allegedly failing to pay him his entire severance payment.  The Complaint does not specify the damages sought.  The parties then reached a settlement in the principal sum of $40,000 to be documented in due course.  Meanwhile a default was entered against the Company, which management believes was in error because a settlement was already reached by the principal parties involved. The default has since been vacated and Company has answered the Complaint and has filed a motion for leave to file a cross complaint.

We are negotiating a settlement in this case at this time. Therefore, no provision has been made in the financial statement for this sum as of June 30, 2010.

13.           C. William Kircher Jr. v M Line Holdings, Inc., Orange County Superior Court Case No. 00397576.

A former attorney for M Line Holdings, Inc., has sued us seeking damages for failure to pay legal fees in the amount of $120,166.30.  The response is not due yet as of the date of this Annual Report but will be filed in a timely manner.

Management believes that the amount of the charges by Plaintiff is overstated and intends to defend the action for the amount sought by Plaintiff.

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4 – (REMOVED AND RESERVED).

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Bulletin Board under the symbol “MLHC.”  On May 16, 2008, we filed a registration statement on Form 10 to re-register our common stock under Section 12 of the Exchange Act.  As a result, on July 15, 2008, we became subject to the reporting requirements under the Exchange Act.  We began listing on the OTC Bulletin Board on November 23, 2009.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
June 30,	Period	High	Low

2009	First Quarter	N/A	N/A
	Second Quarter	N/A	N/A
	Third Quarter	N/A	N/A
	Fourth Quarter	N/A	N/A

2010	First Quarter	N/A	N/A
	Second Quarter	$0.25	$0.01
	Third Quarter	$0.30	$0.075
	Fourth Quarter	$0.10	$0.05

2011	First Quarter	$0.084	$0.055

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

Holders

As of June 30, 2010, there were 30,861,956 shares of our common stock outstanding held by 88 holders of record of our common stock and numerous shareholders holding shares in brokerage accounts.  Of these shares, 12,470,903 are held by non-affiliates.  On the cover page of this filing we value these shares at $810,609.  These shares were valued at $0.065 per share, which was closing price of our common stock on the OTC Bulletin Board on October 8, 2010.

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

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options or warrants to purchase shares of our common stock under any equity compensation plans.

Non-Qualified Stock Option Plan

In November 2006, the Board of Directors approved the creating of a non-qualified stock option plan for key managers, which, among other provisions, would have provided for the granting of options by the board at strike prices at or exceeding market value, and expiration periods of up to ten years.  This plan was never created and no options were ever issued.

As a result, we did not have any options, warrants or rights outstanding as of June 30, 2010.

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

Recent Issuance of Unregistered Securities

On April 26, 2010, we entered into a Securities Purchase Agreement and Convertible Promissory Note (the “Note”) with Asher Enterprises, Inc.  Under the terms of the Note the principal amount is $50,000, the interest rate is 8%, and the repayment in full is due, with interest, on or before the maturity date of January 28, 2011.  The principal amount and any unpaid interest is convertible into our common stock at 60% of the closing bid price of our common stock in the three (3) trading days prior to the delivery of a conversion notice by Asher.  We issued the Note, restricted in accordance with Rule 144, to Asher on April 26, 2010.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Asher Enterprises, Inc. is a sophisticated investor and familiar with our operations.

On May 25, 2010, we entered into a Convertible Promissory Note (the “Second Note”) with Asher Enterprises, Inc.  Under the terms of the Note the principal amount is $50,000, the interest rate is 8%, and the repayment in full is due, with interest, on or before the maturity date of February 28, 2011. The principal amount and any unpaid interest is convertible into our common stock at 60% of the closing bid price of our common stock in the three (3) trading days prior to the delivery of a conversion notice by Asher.  We issued the Note, restricted in accordance with Rule 144, to Asher on May 25, 2010.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Asher Enterprises, Inc. is a sophisticated investor and familiar with our operations.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates as we have in the past. Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible. While management believes that adequate allowances have been provided in the Consolidated Financial Statements, it is possible that we could experience unexpected credit losses. Our accounts receivable are concentrated in a relatively few number of customers. One customer, Panasonic Avionics Corporation (“Panasonic”), a leading provider of in-flight entertainment systems for commercial aircraft, accounts for 37% and 31% of our consolidated accounts receivable balance at June 30, 2010 and 2009, respectively.  Therefore, a significant change in the liquidity or financial position of any one customer could make it more difficult for us to collect our accounts receivable and require us to increase our allowance for doubtful accounts, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

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

Based on managements review, we determined that there was an impairment provision of intangible assets of $170,000 for the year ended June 30, 2010. There was no impairment provision for long-lived assets in 2009.

Goodwill

As part of Goodwill impairment testing it requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions.  Based on its review, all remaining goodwill of $198,169 was written off in the financial statements for the year ended June 30, 2009. There was no impairments of goodwill from continuing operations as of June 30, 2010.

Accounting for Income Taxes

We account for income taxes under the provisions of ASC 740, “Accounting for Income Taxes”. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount on the consolidated balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and unless we believe that recovery is more likely than not, we must establish a valuation allowance.

In July 2006, the FASB issued ASC 740-10, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN 48 was effective for us beginning July 1, 2007. The adoption of FIN 48 on July 1, 2007 did not have a material impact to our consolidated financial statements.

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments”. This amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. It is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. It provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP does not change the definition of fair value under ASC 820. The FSP is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued ASC 855, Subsequent Events. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the Codification). The Codification became the single official source of authoritative, nongovernmental U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2009 the New FASB Accounting Standards Update 2009-08 issued in Earnings Per Share (amendments to Section 260-10-S99). This update includes technical corrections to Topic 260-10-S99 Earnings Per Share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that includes redemption or an induced conversion of a portion of a class of preferred stock” and EITF Topic D-42, “The effect of the calculation of Earnings Per Share for the redemption or induced conversion of preferred stock.” The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) was issued in January 2010. This ASU amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to require new disclosures regarding transfers in and out of Level 1 and Level 2, as well as activity in Level 3, fair value measurements. This ASU also clarifies existing disclosures over the level of disaggregation in which a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. This ASU further requires additional disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The Company does not believe that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

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

All American generated revenues of $0 and $2,964,928 during the years ended June 30, 2010 and 2009, respectively.

During the year ended June 30, 2009, we recognized pre-tax losses from discontinued operations of ($2,264,216).  Also during the year ended June 30, 2009, we recorded a loss from discontinued operations, net of income tax benefit of $2,264,216.  The losses for All American resulted primarily from - trading losses and the write off of intangible assets.

Sales Concentration

The sales within our Precision Manufacturing segment are highly concentrated within two customers, Panasonic Avionics and Iris Diagnostics. Sales to these customers accounted for 85% and 36% of consolidated sales for the years ended June 30, 2010 and 2009, respectively. The loss of all or a substantial portion of sales to this customer would cause us to lose a substantial portion of our sales within this segment and on a consolidated basis, and have a corresponding negative impact on our operating profit margin due to operation leverage this customer provides. This could lead to sales volumes not being high enough to cover our current cost structure or provide adequate operating cash flows. Panasonic has been a customer of ours for approximately 15 years and we believe our relationship is good.

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

Selling, General and Administrative

Our selling, general and administrative expenses consist of personnel costs, including the sales, executive, finance and administration. These costs also include non-manufacturing related depreciation, overhead and professional fees.

Amortization of Intangible Assets

Our amortization expense includes the amortization of identifiable intangible assets, consisting of customer lists, from our acquisition of All American CNC Sales, Inc. in 2004 and our acquisition of CNC Repos, Inc. in fiscal 2008.

Interest Expense

Interest expense primarily consists of the cost of borrowings under our credit agreement with Pacific Western Bank, and Credit and capital lease agreements. See Liquidity and Capital Resources and Notes to Consolidated Financial Statements for further discussion.

Segment Information
	Years ended June 30,
	2010	2009	Change ($)	Change (%)
Sales by segment:
Machine Sales	$2,843,436	$4,752,435	$(1,908,999)	(40)
Precision Engineering	3,370,750	4,898,749	(1,527,999)	(31)

Gross profit by segment:
Machine Sales	778,444	1,172,998	(394,554)	(34)
Precision Engineering	586,988	1,731,312	(1,144,324)	(66)

Gross margin by segment: (%)
Machine Sales	27	25
Precision Engineering	17	35

Results of Operations for the Year Ended June 30, 2010 and 2009

Introduction

For the twelve months ended June 30, 2010, we generated $6,213,800 in revenues on cost of sales of $4,848,755.  With these revenues and cost of sales for the year ended June 30, 2010, we had a net loss of ($1,709,086).  For the year ended June 30, 2009, we had revenues of $9,651,183, on cost of sales of $6,746,873.  With these revenues and costs of sales we had a net loss of $(2,258,883), for year ended June 30, 2009.  An explanation of these numbers and how they relate to our business is contained below.

Revenues, Expenses and Loss from operations:

	Year ended	Year ended
	June 30, 2010	June 30, 2009
Revenues	$6,213,800	$9,651,183
Cost of Sales	4,848,755	6,746,873
Selling, General and Administrative Expenses	2,739,523	2,771,762
Amortization of Intangible Assets	41,783	41,783
Operating Income (loss)	(1,416,261)	90,765
Interest Expense	(187,788)	(109,147)
Interest Income	18,295	9,990
Gain on sale of assets	2,497	16,125
Total Other Income	(166,366)	(83,032)
Net Income (Loss)	$(1,709,086)	$2,258,883

Revenues

Our revenues for the year ended June 30, 2010 were $6,213,800 compared to revenues of $9,651,183 for the year ended June 30, 2009.  Our approximately 40% reduction in our revenues from the year ended June 30, 2009 to year ended June 30, 2010, was primarily due to a decline in orders due to a lack of orders from customers.  Our revenues for the year ended June 30, 2010 consisted primarily of sales of CNC machines and machined products.

Cost of Sales

Our cost of sales for the year ended June 30, 2010, were $4,848,755 and consisted primarily of used CNC machines and raw materials usage, compared to our cost of sales for the year ended June 30, 2009 of $6,746,873.  The reduction in our cost of sales was primarily due to a slowdown in the overall economy and a lack of orders from our customers.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are those expenses we have related to the actual sales of our products and the costs we incur in transporting those products.  For the year ended June 30, 2010 our selling and distribution expenses were $2,739,523, compared to $2,771,762 for the year ended June 30, 2009.  Our selling, general and administrative expenses for the year ended June 30, 2010, primarily consisted of salaries of $1,656,834, rent of $547,920, legal and professional fees of $96,244, and insurance expenses of $234,658.

Interest Expense

For the year ended June 30, 2010, our interest expense increased by $78,641 compared to the comparable period in 2009. The change is attributable to lower average debt balances and decreases in the average interest rate paid on our debt and capital lease obligations but is increased by a derivative charge of $98,289

Gain on Sale of Assets

During 2010, we recorded a net gain from the sale of assets within the Machine Sales Group during 2010 of $2,497.  During the 2009 period, we recorded a net gain of $16,125 from the sale of assets of certain manufacturing equipment within the Precision Manufacturing group.

Loss from Discontinued Operations

The Loss from discontinued operations were $(2,264,216) for the year ended June 30, 2009. As noted above, for the period ended in 2009, this was primarily related to the decision by our management to cease operating All American CNC Sales, Inc.  See Notes to Consolidated Financial Statements for further discussion.

Provision for Income Taxes

For the 2010 period, the effective tax rate was 6%.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including Pacific Western Bank. At June 30, 2010, our cash and cash equivalents totaled $50,410 and we had working capital of $(825,846).

At June 30, 2010, we had $218,889 in debt outstanding under our credit agreement with Pacific Western Bank. The credit agreement provided for borrowings of up to $1,500,000, and included a line of credit, a term loan and a letter of credit. The amount outstanding under the line of credit, term loan and letter of credit are $218,889, $0 and $0, respectively, as of June 30, 2010. We reached an agreement with Pacific Western Bank to extend the repayment of the $218,889 until August 31, 2010.  We did not repay the amount owed by August 31, 2010 and are currently in default of the terms of credit agreement, as amended and extended.  The credit agreement is currently secured by substantially all of our assets and personal guarantees by two of our former executive officers, Joseph Gledhill and Timothy Consalvi, and two of our currentl officers and directors, George Colin and Jitu Banker.

Our existing sources of liquidity, along with cash expected to be generated from sales, may not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. If that is the case we may need to seek to obtain additional debt or equity financing, especially if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we fail to achieve anticipated revenue targets, or if we experience significant increases in the cost of raw material and equipment for resale, lose a significant customer, or increases in our expense levels resulting from being a publicly-traded company, if we achieve this status. If we attempt to obtain additional debt or equity financing, we cannot assure you that such financing will be available to us on favorable terms, or at all.

As a result our audited financial statements for the year ended June 30, 2010 contain an explanatory note (Note 20) to the effect that our ability to continue as a going concern is dependent on our ability to retain our current short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well successfully obtain financing on favorable terms to fund the company’s long term plans.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

Our financial statements were prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have an accumulated deficit of $9,512,790 as of June 30, 2010 a net loss of $1,709,086 for the year ended June 30, 2010.

We recognize that the very weak economy over the past two year(s) and the difficulty in raising new funds has impacted our working capital base.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to retain our current short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability.

To date we have funded our operations from both internally generated cash flow and external sources,. We will pursue additional external capitalization opportunities, as necessary, to fund our long-term goals and objectives  We have taken significant steps to resolve these issues.  We recently accepted a proposal for an asset based financing line of credit of $1 million from an asset based lender which has not been finalized yet.  This proposal  includes an equipment loan and a receivable financing line of credit.  This proposal is subject to an appraisal of the equipment and an audit of the books and records of Eran Engineering, Inc.  The proceeds from this loan would first pay off Pacific Western Bank and our receivable line of credit and would provide working capital for the company.  Furthermore, we are negotiating to obtain a $3-5 million convertible debenture financing package that would not only provide additional working capital but would also provide capital for acquisitions within the aerospace industry.

Cash Flows

The following table sets forth our cash flows for the years ended June 30:

	2010	2009
Provided by (used in):
Operating activities	$19,530	$(221,937)
Investing activities	24,000	14,277
Financing activities	(431,150)	(378,953)
	$387,620	$(586,614)

Cash Flows for the Years Ended June 30, 2010 and 2009

Operating Activities

Net cash provided by (used in) operating activities was $19,530 for the year ended June 30, 2010, compared to $(221,937) for the year ended June 30, 2009.  Our cash from operating activities for the year ended June 30, 2010 was primarily $225,978 in accounts receivables, $445,037 in inventories, $26,527 in prepaid expenses and other assets, $(371,258) in due from related party, $287,964 in accounts payable and accrued expenses, $6,069 in customer deposits, $26,283  in deferred rent, cash provided by operating activities of discontinued operations, and adjustments reconcile to net loss of 19,530.

Investing Activities

Net cash provided by investing activities was $24,000 for the year ended June 30, 2010, compared to $14,277 for the year ended June 30, 2009.  For the year ended June 30, 2010, our cash provided by (used in) investing activities consisted of $24,000 in proceeds from sale of assets.  These related to equipment purchases and sales in our precision manufacturing group.

Financing Activities

Net cash used in financing activities was ($431,150) for the year ended June 30, 2010, compared to ($378,953) for the year ended June 30, 2009.  The cash provided by (used in) financing activities for the year ended June 30, 2010, consisted of $(221,112) in net borrowings on our line of credit, $247,834 payments from notes payable, $288,277 in payments to notes payable,, and ($169,595) in payments on capital leases.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2010:

	2010	2011	2012	2013	2014	Total

Debt obligations	$265,969	$372,941	$19,750	$0	$0	$658,660
Capital leases	90,837	48,454	45,693	13,900	0	199,154
Operating leases	547,920	449,451	408,816	0	0	1,406,187
	$904,726	$870,846	$474,259	$13,900	$0	$2,264,001

Quantitative and Qualitative Disclosures about Market Risk

The only financial instruments we hold are cash and cash equivalents. We also have a floating interest rate agreement with Pacific Western Bank. Changes in market interest rates will impact our interest costs.

At June 30, 2010, we have a derivative liability with Asher. We have received a notice of demand for payment of this liability and expect to repay the notes in December 2010.

We are currently billed by the majority of our vendors in U.S. dollars and we currently bill the majority of our customers in U.S. dollars. However, our financial results could be affected by factors such as changes in foreign credit and currency rates or changes in economic conditions.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
M Line Holdings, Inc.
(formerly, Gateway International, Inc)

We have audited the accompanying consolidated balance sheets of M Line Holdings, Inc. (formerly, Gateway International, Inc) (the “Company”)  as of June 30, 2010 and 2009 and the related consolidated statements of operation, stockholders' equity, and cash flow for the years ended June 30, 2010 and 2009.   These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009 and the results of its operations and its cash flow for the years ended June 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has current liabilities $2,718,367 of that are in excess of current assets of $1,892,521 at June 30, 2010 and has sustained a net loss of $1,709,086 for the year ended June 30, 2010.  The Company is not current in respect of its obligations to financial institutions.  These factors as discussed in Note 19 to the consolidated financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
November 12, 2010

M LINE HOLDINGS, INC.
(FORMERLY, GATEWAY INTERNATIONAL HOLDING, INC)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND 2009

	June 30,
	2010	2009

Assets
Current Assets:

Cash and cash equivalents	$50,410	$438,030
Accounts receivable, net	613,643	892,718
Inventories, net	751,300	1,301,421
Due from related parties	352,333	-
Prepaid and other current assets	53,723	80,250
Deferred Income Taxes	-	95,617
Current Assets - Discontinued Operations	8,113	116,869
Total current assets	1,892,521	2,924,905

Property and equipment, net	813,203	1,160,318
Intangible Assets, net	136,409	348,192
Deposits and other	60,077	66,146
Deferred Income Taxes	-	182,505
Non Current Assets - Discontinued Operations	23,377	63,704

Total Assets	$2,862,587	$4,745,770

Liabilities and Stockholders' Equity

Current Liabilities:

Line of Credit	$218,889	$440,000
Accounts Payable	720,565	502,745
Accrued Expenses and other	557,095	486,951
Derivative liability	98,289	-
Convertible notes payable	100,000	-
Notes payable - current	272,941	265,969
Capital Leases - current	46,527	70,747
Current Liabilities - Discontinued Operations	704,061	717,899
Total Current Liabilities	2,718,367	2,484,311

Notes Payable – long-term	19,750	167,165
Capital Leases - long term	44,310	97,351
Deferred Income Taxes	16,710	168,373
Deferred Rent – long-term	39,566	65,849
Long Term Liabilities - Discontinued Operations	-	29,751
TOTAL LIABILITIES	2,838,703	3,012,800

Stockholders’ Equity
Common Stock, $0.001: 100,000,000 shares authorized
30,861,956 shares issued and outstanding at June 30, 2010 and 2009, respectively	30,862	30,862
Additional paid in capital	9,505,812	9,505,812
Accumulated deficit	(9,512,790)	(7,803,704)
Total stockholders' equity	23,884	1,732,970

Total Liabilities and Stockholders’ Equity	$2,862,587	$4,745,770

See Accompanying Notes to Consolidated Financial Statements

M LINE HOLDINGS, INC.
(FORMERLY, GATEWAY INTERNATIONAL HOLDING, INC)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009

Net sales	$6,213,800	$9,651,183
Cost of sales	4,848,755	6,746,873

Gross Profit	1,365,045	2,904,310

Operating expenses:

Selling, general and administrative	2,739,523	2,771,762

Amortization of intangible assets	41,783	41,783

Total operating expense	2,781,306	2,813,545

Operating Income (Loss)	(1,416,261)	90,765

Other income (expense):
Interest Expense	(187,788)	(109,147)

Interest Income	18,925	9,990
Gain on sale of assets	2,497	16,125

Total other expense, net	(166,366)	(83,032)

Income (Loss) from continuing operations before income tax	(1,582,627)	7,733

Income tax	126,459	2,400

Income (Loss) from continuing operations, net of income taxes	(1,709,086)	5,333
Loss from discontinued operations, net of income taxes	-	(2,264,216)
NET LOSS	(1,709,086)	(2,258,883)

NET LOSS PER SHARE:
Basic and dilutive loss per share:

Continuing operations	$(0.06)	$-

Discontinued Operations	-	(0.08)

Total net loss per share	$(0.06)	$(0.08)

Weighted average number of common shares under in per share calculations (basic and diluted)

Basic	30,861,956	27,817,257

Diluted	30,861,956	27,817,257

See Accompanying Notes to Consolidated Financial Statements

M LINE HOLDINGS, INC.
(FORMERLY, GATEWAY INTERNATIONAL HOLDING, INC)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED JUNE 30, 2010 AND 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Amount	Deficit	Total

Balance, July 1, 2008	28,378,645	$28,379	$8,921,354	$(5,544,821)	$3,404,912

Retirement of stock securing repaid note	(416,689)	(417)	417	-	-

Stock compensation expense -	50,000	50	15,433	-	15,483

Retirement of stock	(400,000)	(400)	(80,600)	-	(81,000)

Imputed interest on related party notes	-	-	2,458	-	2,458

Conversion of note payable	3,250,000	3,250	646,750	-	650,000

Net Loss	-	-	-	2,258,883	2,258,883

Balance at June 30, 2009	30,861,956	30,862	9,505,812	(7,803,704)	1,732,970

Net loss	-	-	-	(1,709,086)	(1,709,086)
Balance at June 30, 2010	30,861,956	$30,862	$9,505,812	$(9,512,790)	$23,844

See Accompanying Notes to Consolidated Financial Statements

M LINE HOLDINGS, INC.
(FORMERLY, GATEWAY INTERNATIONAL HOLDING, INC)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(1,709,086)	$(2,258,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (Loss) on disposition of assets	(2,497)	(16,125)
Bad Debt expense	53,097	34,055
Depreciation	417,947	427,600
Amortizatin of intangible assets	41,783	127,323
Deferred tax provision	126,459
Impairment of intangible asset	170,000	647,302
Reserve for Inventories	105,084	-
Stock-based compensation	-	15,483
Imputed interest on related party notes	18,925	2,458
Derivative liability	98,289	-
Impairment of goodwill and intangible assets	-	198,169
Changes in operating assets and liabilities:
Account receivable	225,978	604,577
Inventories	455,037	419,868
Prepaid expenses and other assets	26,527	94,761
Due from related parties	(371,258)	-
Account payable and accrued expenses	287,964	(181,071)
Customer deposit	6,069	(149,500)
Income taxes payable	-	(187,954)
Deferred rent	(26,283)	-
Cash used in operating activities	(85,964)	(221,937)
Cash provided by operating activities of discontinued operations	105,494	-
Net Cash (used in) operating activities	19,530	(221,937)

Cash flows from investing activities:
Capital expenditures	-	(60,513)
Proceeds from sale of assets	24,000	74,790
Net cash provided by investing activities:	24,000	14,277

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	(221,112)	110,000
Payments from notes payable	247,834	(202,416)
Payments on notes payable	(288,277)
Payments on related party notes payable	-	(198,579)
Payments on capital leases	(169,595)	(87,958)
Net cash used in financing activities	(431,150)	(378,953)

Net decrease in cash and cash equivalent	(387,620)	(586,613)

Cash and cash equivalents at beginning of year	438,030	1,024,643
Cash and cash equivalents at end of year	$50,410	$438,030

Supplemental disclosure of cash flow information:
Cash paid for interest	$187,788	$109,147
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares received for related party receivable	$-	$81,000
Conversion of note payable	$-	$650,000
Capital expenditures accquired under capital leases and notes payable	$92,334	$45,584

See accompanying Notes to Consolidated Financial Statements.

M LINE HOLDINGS, INC.
(FORMERLY, GATEWAY INTERNATIONAL HOLDING, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Organization

M. Line Holdings, Inc. (formerly, Gateway International Holding, Inc.) (the “Company”) was incorporated in Nevada on September 24, 1997, under the name Gourmet Gifts, Inc. (“Gourmet Gifts”). On December 11, 2001, Gourmet Gifts acquired 100% of the issued and outstanding capital stock of Elite Machine Tool Company (“Elite”). Immediately prior to the merger, the Company had 100,000,000 shares of stock authorized, of which 6,768,000 shares were outstanding. Pursuant to the merger, all of the outstanding shares of Elite, aggregating 21,262 shares, were exchanged for shares of common stock of Gourmet Gifts on a 1 to 1,274 basis or into 27,072,000 (net of 600,000 shares subsequently cancelled) shares of common stock leaving a total of 33,240,000 shares of common stock issued and outstanding after the merger. Immediately after the merger, the officers and directors of Gourmet Gifts resigned and the executive officers and directors of Elite the company elected and appointed to such positions, thereby effecting a change of control.

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

Business

The Company and its subsidiaries are engaged in the following businesses:

•	Acquiring, refurbishing and selling pre-owned CNC machine-tool equipment through its Elite subsidiary, the machine sales group.
•	Manufacturing precision metal component parts in the defense, automotive, aerospace and medical industries through its Eran Engineering, Inc. (“Eran”) subsidiary, the precision manufacturing group.

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

The Company incurred aggregate non-cash loss from the sales of these businesses of $2,280,909, net of income tax benefit of $1,212,559, primarily resulting from the change in the fair value of the common stock issued in connection with these acquisitions. These divestitures have been accounted for as discontinued operations in the consolidated statements of operations and cash flows.

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

Gateway International Holdings, Inc. changed its corporate name to M Line Holdings, Inc. effective March 25, 2009.

2.	Basis of Presentation and Significant Accounting Policies

Discontinued Operations

The Board of Directors of the company decided to discontinue the operations AACNC, a wholly owned subsidiary and a part of the Machine Sales segment, due to continued losses and no prospect of AACNC of getting back to profitability.  During the year ended June 30, 2010, the Company incurred losses of $58,800 from the discontinued company, AACNC. During the year ended June 30, 2009, the Company incurred losses of $2,264,216 from discontinued operations of this company, AACNC.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of M Line Holdings, Inc. and its wholly-owned subsidiaries: E.M. Tool Company, Inc. d.b.a. Elite Machine Tool Company, Eran Engineering, Inc and AACNC as discontinued operations. All intercompany accounts and transactions have been eliminated.

Business Segments

FASB ASC Topic 280: Segment Reporting (“ASC 280”), requires the determination of reportable business segments (i.e., the management approach). This approach requires that business segment information used by the chief operating decision maker to assess performance and manage company resources be the source for segment information disclosure. The Company operates in two reportable segments consisting of (1) Machine Sales and (2) Precision Manufacturing.

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

Accounts receivable from significant customers representing 10% or more of the net accounts receivable balance consists of the following:

	June 30,
	2010	2009
% of accounts receivable	50	39

# of customers	2	1

Sales from significant customers representing 10% or more of sales consist of the following customers for the years ended June 30:

	Year ended June 30,
	2010	2009
% of sales	47	66

# of customers	2	1

As a result of the Company's concentration of its customer base and industries served, the loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to the above customers or a change in their financial position could materially and adversely affect the Company's consolidated financial position, results of operations and cash flows.

Two customers, included in the Precision Manufacturing segment represents a significant concentration. Sales to these customers as a percentage of sales within the Precision Manufacturing Segment are as follows for the years ended June 30:

	Year ended June 30,
	2010	2009
% of segment sales	85	66

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

Based on management’s review, the Company determined there was an impairment of intangible assets of $170,000 abd $647,302 at June 30, 2010 and 2009, respectively.

Goodwill

As part of testing Goodwill impairment it requires a two-step approach for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions. Based on its review, the Company determined that there was a goodwill impairment of $198,169 from continuing operations as of June 30, 2009.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740-10, Income Taxes, (“ASC 740”) which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

The Company accounts for uncertain tax positions in accordance with ASC 740, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties and disclosures required. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Contingencies and Litigation

The Company evaluates contingent liabilities including threatened or pending litigation.”  Management assesses the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each matter. Because of uncertainties related to these matters, management bases its estimates on the information available at the time. As additional information becomes available, management reassess the potential liability related to its pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on the results of operations and financial position.

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

Advertising

The Company expenses the cost of advertising when incurred as selling expenses. Advertising expenses were $11,986 and $41,172, for the years ended June 30, 2010 and 2009 respectively.

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

Reclassification

Certain reclassification has been made to the previous year’s financial statements to conform to current year presentation with no effect on previously reported net loss.

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments”. This amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. It is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. It provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP does not change the definition of fair value under ASC 820. The FSP is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued ASC 855, Subsequent Events. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the Codification). The Codification became the single official source of authoritative, nongovernmental U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2009 the New FASB Accounting Standards Update 2009-08 issued in Earnings Per Share (amendments to Section 260-10-S99). This update includes technical corrections to Topic 260-10-S99 Earnings Per Share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that includes redemption or an induced conversion of a portion of a class of preferred stock” and EITF Topic D-42, “The effect of the calculation of Earnings Per Share for the redemption or induced conversion of preferred stock.” The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) was issued in January 2010. This ASU amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to require new disclosures regarding transfers in and out of Level 1 and Level 2, as well as activity in Level 3, fair value measurements. This ASU also clarifies existing disclosures over the level of disaggregation in which a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. This ASU further requires additional disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The Company does not believe that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

3.	Inventories

Inventories consist of the following at June 30:

	2010	2009
Finished Goods and Components	$568,695	$843,305
CNC Machines held for sale	134,500	183,500
Work in Progress	140,773	253,109
Raw Materials and Parts	12,416	40,843
	856,384	1,320,757
Less: Reserve for inventories	(105,084)	$(19,336)
Inventories, Net	$751,300	$1,301,421

4.	Due from Related Parties

In connection with the close of our financial statements for the year ended June 30, 2008, the Company discovered it had paid Lawrence A. Consalvi, a former director for certain expenses submitted for reimbursement. Due to the lack of documentation surrounding the nature of the expense, Mr. Consalvi agreed to reimburse the Company $81,000 or return 400,000 shares of the Company’s common stock. As a result a receivable for $81,000 has been recorded as of June 30, 2008 and received by the company during the year ended June 30, 2009.

We have an amount due from a related party in the sum of $352,333 which is expected to be repaid to the company within the next fiscal year.

5.	Prepaid and Other

On January 10, 2008, the Company entered into a promissory note agreement in the amount of $100,000 with a shareholder of the Company and the brother in-law to Larry Consalvi, the Company’s former Executive Vice President, member of the Company’s board of directors, and the single largest shareholder. The note is due on or before January 10, 2009 and is secured by 357,142 shares of common stock of the Company. The note bears interest at a rate of 9.25% per annum and is payable upon maturity of the note. See Note 14.

The note was repaid during the year ended June 30, 2009.

6.	Property and Equipment

Property and equipment consists of the following at June 30:

	Estimated
	Useful life
	(in years)	2010	2009
Machinery and Equipment	7	$2,527,488	$2,472,488
Equipment under capital leases	4 to 5	215,021	215,021
Fixtures, Fittings and office equipment	3 to 5	207,554	173,885
Vehicles	5	26,390	62,372
Leasehold Improvements	3	119,649	119,649
		3,096,102	3,043,415

Less accumulated depreciation and amortization		(2,282,899)	(1,883,096)
		$813,203	$1,160,319

Depreciation expense was $417,947 and $ 398,700 for the years ended June 30, 2010 and 2009, respectively.

7.	Intangible Assets

Intangible assets consist of the following at June 30:

	Weighted Average Remaining Life (in years)	2010		2009
		Cost	Carrying Amount	Cost	Carrying Amount

Customer Relationships	7-6	$417,831	136,409	$417,831	348,192

Amortization expense was $41,783 and $41,783 for the years ended June 30, 2010 and 2009, respectively.

Estimated intangible asset amortization expense for the remaining carrying amount of intangible assets is as follows for the years ending June 30:

2011	$34,102
2012	25,577
2013	19,183
2014	14,387
2015	10,790
Thereafter	32,370
$136,409

The parent company wrote off the sum of $170,000 as it did not consider the fair value of the reporting unit adequate to support the carrying amount of the asset in E.M. Tool Company, Inc. dba Elite Machine Tool. There was no impairment in 2009.

8.	Goodwill

Goodwill, as of June 30, 2010 was $0. Goodwill was written off during the year ended June 30, 2009 as the parent company did not consider the fair value of the reporting unit adequate to support the carrying amount of goodwill in E.M. Tool Co., Inc.

9.	Accrued Expenses

Accrued expenses consist of the following at June 30:

	2010	2009
Compensation and related benefits	$336,597	$170,518
Audit fees	70,000	25,000
Other	150,500	291,433
	$557,097	$486,951

10.	Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of June 30

CAPITAL LEASES:
2011	$48,454
2012	45,693
2013	13,900
2014	0
2015	0
Total minimum lease payments	108,047
Less amount representing interest	17,210
Present value of future minimum lease payments	90,837
Less current portion of capital lease obligations	46,527
Capital Lease obligations, net of current portion	$44,310

11.	Line of Credit and Notes Payable

Pacific Western Bank Credit Agreement

We are in default under our agreement with Pacific Western Bank.  If Pacific Western Bank files a lawsuit for our default we may be forced to sell assets to pay this obligation, which would have a material, negative impact on our business.

As of September 21, 2009, our credit agreement with Pacific Western Bank terminated.  During the quarter ended June 30, 2010 we repaid Pacific Western Bank the sum of $360,000.00 leaving a balance as follows:

Line of Credit	$218,889
Term Loan	-
Total	$218,889

We reached an agreement with Pacific Western Bank for an extension until August 31, 2010 to repay this balance, $218,889, at a stated interest rate equal to the lender’s referenced prime rate plus 1.50%.  We did not pay the outstanding balance by August 31, 2010, and have not received an additional extension.  As a result we are in default under the terms of our line of credit.  This line of credit is secured by certain of our assets.  If Pacific Western Bank filed a lawsuit as a result of our default we may be required to sell some assets to repay this obligation.  Per our agreement to extend time for repayment with Pacific Western Bank, at the time of repayment of the line of credit we also agreed to repay any balance due on the equipment loans to Eran Engineering, Inc.  As of June 30, 2010, the balance on these equipment loans totaled $98,045.

As of June 30, 2010, we owed $218,889 under the line of credit with Pacific Western Bank. At June 30, 2010, the Company was in violation of certain  covenants with the bank and the Company has not been able to  obtain a waiver from the bank.

Management has signed a letter of intent for a line of credit with Celtic Capital Corporation to repay Pacific Western Bank and provide working capital for the group.

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

Notes payable consist of the following at June 30:

	2010	2009
Notes payable to financial institutions, secured by the underlying equipment in aggregate monthly installments of $7,292 including interest rates between 7.2% ansd 9.75% per annum for a period of 50 and 60 months.	$98,046	$151,608

Unsecured loan to an individual in respect of the acquisition of a former subsidiary.	27,061	31,526

Term loan to Pacific Western Bank payable in monthly installments of $17,120 including interest at a rate of Prime plus 1.50% per annum due November 2010.	19,750	250,000

An unsecured note payable to a corporation in respect of machines sold to us payable in monthly installments of $5,000.00 per month.	86,070	-

An unsecured note payable to a corporation in settlement of a lawsuit payable in monthly installments of $5,000.00 per month	61,764	-

Note payable to a financial institution secured by common stock of the company and due on demand.	100,000	-
TOTAL	392,691	433,134
Less Current Portion	(372,941)	(265,949)
Long Term Portion	$19,750	$167,185

2011	$372,941	$265,969
2012	19,750	167,165
2013	-	-
2014	-	-
Thereafter	-	-

	$392,691	$433,134

Derivative Liability

The Company has provided a provision of $98,289 to protect against any losses if the note payable to a financial institution is converted into common stock. This Liability is based on the price of the stock of the Company as of June 30, 2010 based on the terms of the conversion in the agreement, as disclosed.

12.	Notes Payable to Related Parties

All related party notes were repaid or settled in 2009. During 2009, the Company converted $650,000 of these notes and accrued interest with Joe Gledhill in exchange for 3,250,000 shares of common stock. There were no additional costs or charges incurred by the company.

Interest expense on notes payable, capital leases and notes payable-related parties for years ended June 30, 2010 and 2009, was $187,788 and $109,147, respectively.

13.	Commitments and Contingencies

The Company has provided certain of its customers with product warranties of ninety days from the date of sale based on management’s estimate of the probable liability under its product warranties. Warranty expense was $25,331 and $30,049 for the years ended June 30, 2010 and 2009, respectively.

The Company leased its manufacturing and office facilities under non-cancelable operating lease arrangements.

Future minimum lease payments under non-cancelable operating leases are as follows as of June 30:

AMOUNT
2011	$449,451
2012	408,816
2013	-
2014	-
$858,267

Rent expense under operating leases was $547,920 and $490,196 for the years ended June 30, 2010 and 2009, respectively.

14.	Litigation

1.           Voicu Belteu v. Mori Seiki Co., Ltd.; Mori Seiki U.S.A., Inc.; All American CNC Sales, Inc. dba Elite Machine Tool Company; Ellison Manufacturing Tech., Superior Court for the State of California, County of Orange, Case No. 30-2008-00103710. Plaintiff filed this action on March 7, 2008.

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

Plaintiff and All American CNC Sales have both responded to discovery requests and are engaged in the meet and confer process to resolve outstanding discovery issues.  Several depositions have been taken and we anticipate more going forward.  Plaintiff and All American have agreed to a settlement in principal providing for a dismissal of the case against All American for a waiver of costs.  No provision has been made in our financial statements as we believe that the responsibility for liability, if any, is with the manufacturer.

2.           James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08.

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

We do not have a provision in our financial statements at June 30, 2010 for this lawsuit.  No provision is necessary as we feel that the litigation has no merit.

3.           Elite Machine Tool Company v. ARAM Precision Tool and Die, Avi Amichai, Superior Court for the State of California, County of Orange, Case No. 30-2008-00090891.

Elite Machine filed this action on August 8, 2008.

The Complaint alleged breach of contract for the defendants failing to pay Elite Machine for a machine the defendants purchased from Elite Machine, and sought damages totaling $16,238. ARAM Precision Tool and Die filed its Answer and Cross-Complaint on October 1, 2008.  The Cross-Complaint alleged that Elite Machine failed to deliver certain parts of the machine per the sales contract and seeks damages totaling $25,000.  In late June 2009, the parties settled this matter and the lawsuits were dismissed on August 13, 2009.  Under the terms of the settlement, ARAM is expected to pay Elite Machine Tool Company $4,000 in full and final settlement.  To date this amount has not been received.

4.           CNC Manufacturing v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650.

Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with CNC Manufacturing by failing to deliver a machine that conforms to the specifications requested by CNC Manufacturing, and requests damages totaling $138,750.  Elite Machine filed an Answer timely, on January 15, 2009.  Discovery has commenced in this matter but is not expected to be concluded for several months.  The Court has set a Trial Setting Conference for October 13, 2010.  Management intends to aggressively defend itself against this claim.  No trial date has been set.  No provision has been made in the attached financial statements as we believe that the litigation has no merit.

5.           Sunbelt Machine Works Corp. v. All American CNC Sales, Inc., United States District Court, Southern District of Texas, Case No. 4:09-cv-108.

Sunbelt filed the Complaint on January 16, 2009.

This case involved a dispute between All American and Sunbelt regarding the sale of a Mori Seiki MH-63 machine by All American to Sunbelt.  Sunbelt claimed that it received a machine that does not conform to the specifications it ordered.  The amount sought in the Complaint was approximately $139,000.  All American filed its Answer on April 13, 2009.  Sunbelt filed a Motion for Summary Judgment, which was granted by the Court.  As a result a Judgment has been entered against All American and M Line Holdings in the amount of $153,000.

A satisfaction of judgment agreement was entered into by the parties on January 25, 2010. The settlement amount was $152,802.49 to be paid by a Mori Seki MH-50 machine valued at $59,000, with the balance being paid in 13 monthly installments of $5,000.00 commencing February 15, 2010 with interest at the rate of approximately .44% per annum, the remaining balance being paid in March 2011.  This amount is being paid according to schedule.

A provision has been made in the attached financial statements in the sum of $61,764 at June 30, 2010.

6.           Hwacheon Machinery v. All American CNC Sales, Circuit Court of the 19th Judicial Circuit, Lake County, Illinois, Case No. 09L544.

The Complaint was filed on June 8, 2009.

The Complaint alleges causes of action for account stated, and arises from a claim by Hwacheon that All American CNC has not paid it for machines sold to All American CNC.  The Complaint seeks damages of approximately $362,000.  All American filed an answer on or about July 15, 2009.  Default has been entered against All American CNC Sales, Inc.

7.           M Line Holdings, Inc. v.  Hwacheon Machinery, Orange County Superior Court, Orange County, California, Case No. 30-2010-00369532.  The Complaint was filed on May 4, 2010

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

8.           Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC415693.

The Complaint was filed on June 12, 2009.

The Complaint alleges causes of action for breach of contract and common counts against All American CNC seeking damages in the amount of at least $163,578.88, and arises from a claim by Fadal that All American failed to pay amounts due.  On June 26, 2009, Fadal amended the Complaint to include M Line Holdings, Inc. as a Defendant.  On or about August 11, 2009, the Court heard oral argument on Fadal’s Motion for Right to Attach Order and Writ of Attachment.  The Court granted this Motion in part, issuing a Right to Attach Order against All American CNC in the amount of approximately $164,000.  The Court denied the Motion as to M Line Holdings, Inc.  On August 12, 2009, All American CNC filed an Answer to the Complaint, and M Line Holdings, Inc., filed a demurrer to the Complaint.  The hearing on M Line Holdings, Inc.’s demurrer is not currently set.  Management intends to aggressively defend itself against this claim.  No trial date has been set and a provision has been made in the financial statement of All American CNC Sales, Inc. in the sum of $163,578 at June 30, 2010, but not in M Line Holdings, Inc. financial statements where All American CNC Sales, Inc. is recorded as discontinued operations as a result the business shutting down..

9.           Do v. E.M. Tool Company, Orange County Superior Court, Orange County, California, Case No. 30-2009-00123879.

The Complaint was filed on June 1, 2009.

The Complaint alleges causes of action for negligence, product liability and breach of warranty, and seeks damages to be determined at time of trial.  This lawsuit was tendered by E.M. Tool Company to its insurance company, which is currently providing a defense.  We filed an Answer and a Cross-complaint against the manufacturer of the equipment the Mori Seiki Company, Ltd.  To the best of our knowledge no trial date has been set and no provision has been made in the financial statement at June 30, 2010 as we believe the litigation has no merit and any liability is that of the manufacturer, not E.M. Tool Company.

10.         Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.

The Complaint was filed on April 14, 2009.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to pay Fox Hills Machining for the sale of two machines from Fox Hills to CNC Repos.  The damages sought in the Complaint are not less than $30,000.  The Defendants filed an Answer on June 5, 2009.  Management intends to aggressively defend itself against this claim.  No trial date has been set and no provision has been made in the financial statements at June 30, 2010.

11.         Laureano v. Eran Engineering, State of California Worker’s Compensation Appeals Board, no case number.

Mr. Laureano has filed a claim with the Worker’s Compensation Appeals Board against Eran Engineering.  At this time, Eran Engineering has only been served with a subpoena for business records, requesting Mr. Laureano’s employment file, personnel file, claim file, and payroll documents.  Management intends to aggressively defend this claim.

No provision has been made in the financial statements of the company at June 30, 2010.  The Company’s management believes that payment(s), if any, will be the responsibility of Workers Compensation Insurance.

12.         Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

A former president of All American CNC Sales, Inc. has filed suit against the Company for allegedly failing to pay him his entire severance payment.  The Complaint does not specify the damages sought.  The parties then reached a settlement in the principal sum of $40,000 to be documented in due course.  Meanwhile a default was entered against the Company, which management believes was in error because a settlement was already reached by the principal parties involved. The default has since been vacated and Company has answered the Complaint and has filed a motion for leave to file a cross complaint.

We are negotiating a settlement in this case at this time. Therefore, no provision has been made in the financial statement for this sum as of June 30, 2010.

13.         C. William Kircher Jr. v M Line Holdings, Inc., Orange County Superior Court Case No. 00397576.

A former attorney for M Line Holdings, Inc., has sued us seeking damages for failure to pay legal fees in the amount of $120,166.30.  The response is not due yet as of the date of this Annual Report but will be filed in a timely manner.

Management believes that the amount of the charges by Plaintiff is overstated and intends to defend the action for the amount sought by Plaintiff.

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our financial condition, results of operations or liquidity.

15.	Income Taxes

The provision (benefit) for income taxes is comprised of the following for the years ended June 30:

	YEARS ENDED JUNE 30,
	2010	2009
Current Federal	$-	$-
Current State	1,600	2,400
Deferred Federal	(78,373)	-
Deferred State	(49,686)	-
	$126,459	$2,400

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

	YEARS ENDED JUNE 30,
	2010	2009
Federal tax at statutory rate	34%	34%
Permanent differences:
State Income Taxes, net of federal benefit	7%	6%
Amortization of intangible assets	0%	(2)%
Non-deductible entertainment	0%	(1)%
Domestic Production activity	0%	0%
Change in valuation allowance/Other	(32)%	(37)%
Other	(3)%	31%
	6%	31%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	YEARS ENDED JUNE 30,
	2010	2009
DEFERRED TAX ASSETS & LIABILITIES:
CURRENT:
Allowances for bad debt	$33,246	$64,674

Reserve for inventories	41,859

Accrued expenses	74,606	39,044

Other	14,311	33,896

	164,022	137,614

NON-CURRENT:

Net Operating loss carryforwards	350,630	182,505

Depreciation	(28,322)	(168,373)

Amortization of intangibles	(16,710)	-
	305,598	14,132

GROSS TAX ASSET	469,620	151,746
VALUATION ALLOWANCE	(486,330)	(41,997)

Deferred tax liability	(16,710)	$109,749

Significant components of the Company’s deferred tax assets and liabilities consist of the following at June 30:

The Company’s income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. As of June 30, 2010 the Company had federal and state net operating loss (“NOL”) carry forwards of approximately $889,000 and $830,000, respectively, net of Internal Revenue Code ("IRC") Section 382 limitations. If not used, these carry forwards will begin expiring between 2012 and 2021. These net operating losses are available to offset future regular and alternative minimum taxable income.

The Company has recorded as of June 30, 2010 a valuation allowance of $486,330, as it believes that it is more likely than not that the deferred tax assets will not be realize in future years. Management has based its assessment on available historical and projected operating results.

16.	Shareholders’ Equity

The Company’s articles of incorporation authorize up to 100,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. The Company had no shares of preferred stock issued and outstanding.

During the year ended June 30, 2009, the company issued 50,000 shares of common stock to Steve Kasprisin for services rendered to the company. The company also converted the promissory note held by Mr. & Mrs. Gledhill in the sum of $650,000 into 3,250,000 shares of common stock.

During the year ended June 30, 2010, the company did not issue any shares of common stock.

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

17.	Segments and Geographic Information

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

Segment information is as follows as of and for the year ended June 30, 2010:

	Machine Sales	Precision Manufacturing	Corporate	TOTAL
Revenues	$2,843,436	$3,370,750	$(386)	$6,213,800
Interest Income	-	-	18,925	18,925
Interest Expense	15,036	24,821	147,931	187,788
Depreciation and Amortization	5,606	391,383	20,958	417,947
Income (Loss) before taxes	(438,883)	(536,788)	(733,415)	(1,709,086)
Total Assets	141,383	1,889,825	831,380	2,862,583
Capital Expenditures	$-	$-	$(92,334)	$(92,334)

Segment information is as follows as of and for the year ended June 30, 2009:

	Machine Sales	Precision Manufacturing	Corporate	TOTAL
Revenues	$4,752,435	$4,898,749	$-	$9,651,184
Interest Income	-	-	9,990	9,990
Interest Expense	(303)	23,339	86,111	109,147
Depreciation and Amortization	8,198	389,322	1,180	398,700
Income (Loss) before taxes	(86,102)	(439,805)	533,640	7,733
Total Assets	403,024	3,275,471	886,703	4,565,198
Capital Expenditures	$-	$63,171	$-	$63,171

Sales are derived principally from customers located within the United States

Long-lived assets consist of property, plant and equipment and intangible assets and are located within the United States.

18.	Discontinued Operations

The following represents the results of discontinued operations for the year ended June 30, 2009:

Net sales	$2,964,928
Loss from discontinued operations before income taxes	(2,264,216)
Income tax benefit	-
Loss from discontinued operations after income taxes	(2,264,216)

The following is the the consolidated balance sheet of All American CNC as of the dates of the respective disposition.

Cash	$-
Accounts receivable and other (net)	116,868
Property and equipment, net	63,704

Total assets	$180,572

Accounts payable and accrued liabilities	$(703,133)

Capital lease obligations	(44,517)
Total liabilities	$(747,650)

The following represents the results of discontinued operations for the year ended June 30, 2008:

Net Sales	$4,298,613

Income from discontinued operations	971

Income Tax benefit	-

Income from discontiniued operations after income taxes	971

19.	Going Concern and Management Plans.

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $9,512,790 as of June 30, 2010 and a net loss of $1,709,086 for the year ended June 30, 2010.

The Company recognizes that the very weak economy over the past two years and the difficulty in raising new funds has impacted the working capital needs of the Company.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to retain its current short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to attain profitability.

To date the Company has funded its operations from both internally generated cash flow and external sources. The Company will pursue additional external capitalization opportunities, as necessary, to fund its long-term goals and objectives.

The Company has taken significant steps to resolve these issues.  We recently accepted a proposal for an asset based financing line of credit of $1 million from an asset based lender which has not been finalized yet.  This proposal  includes an equipment loan and a receivable financing line of credit.  This proposal is subject to an appraisal of the equipment and an audit of the books and records of Eran Engineering, Inc.  The proceeds from this loan would first pay off Pacific Western Bank and our receivable line of credit and would provide working capital for the company. Furthermore the Company is negotiating to obtain a $3-5 million convertible debenture financing package that would not only provide additional working capital but would also provide capital for acquisitions within the aerospace industry.

20.	Subsequent Events

The Company has evaluated events subsequent to June 30, 2010, to assess the need for potential recognition or disclosure in this Report.  Such events were evaluated through November 12, 2010, the date these financial statements were issued.  Based upon this evaluation, it was determined that there was only one subsequent event that occurred and required recognition in the financial statements and that the following item represents subsequent events that merit disclosure herein:

In September 2010, we signed a new five year lease for approximately 13,820 square feet of office and warehouse space located at 3840 East Eagle Drive, Anaheim, California at a monthly rental rate of $8,777 for the first year, $9,040 for the second year, $9,311 for the third year, $9,591 for the fourth year, and $9,879 for the fifth year.  The lease for this property began September 1, 2010 and expires on August 31, 2015.  The Machines Sales Group resides at this location.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

Item 9A Controls and Procedures

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

(b)          Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2010, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

2.           We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result we were delayed in our ability to calculate certain accounting provisions, such as inventory valuation, impairment of intangible assets, derivative liability and deferred income taxes.  While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls led to a delay in the filing of this Annual Report.  We were required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ended June 30, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c)          Remediation of Material Weaknesses

To remediate these material weaknesses in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying these material weaknesses.

(d)         Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter and year ended June 30, 2010.

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

Name	Age	Position(s)

George Colin	77	Director (3/09), Chief Executive Officer (12/08)

Jitu Banker	70	Chief Financial Officer (3/09) and Director (3/09)

Robert Sabahat	47	Secretary (3/09) and Director (3/09)

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
George Colin	15	79	0
Jitu Banker	0	0	0
Robert Sabahat	0	0	0
Money Line Capital, Inc.	0	0	0

Board Meetings and Committees

During the fiscal year ended June 30, 2010, the Board of Directors met on a regular basis and took written action on numerous other occasions.  All the members of the Board attended the meetings.  The written actions were by unanimous consent

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended June 30, 2010, 2009 and 2008 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)

George Colin (1)	2010	0	0	0	0	0	0	0		0
Chief Executive Officer	2009	0	0	0	0	0	0	0		0

Jitu Banker (2)	2010	180,000	0	0	0	0	0	0		180,000
Chief Financial Officer	2009	90,000	0	0	0	0	0	0		90,000

Robert Sabahat (3)	2010	0	0	0	0	0	0	0		0
Secretary	2009	0	0	0	0	0	0	0		0

Timothy D. Consalvi (4)	2010	20,770	0	0	0	0	0	0		20,770
Former President and Chief Executive Officer	2009	230,000	0	0	0	0	0	3,157	(8)	233,157
	2008	260,000	51,250	-	-	-	-	21,772	(8)	333,022

Joseph Gledhill (5)	2010	-	-	-	-	-	-	-		-
Former Executive Vice President	2009	248,846	0	0	0	0	0	0	(9)	248,846
	2008	260,000	52,000	-	-	-	-	15,372	(9)	327,372

Lawrence A. Consalvi (6)	2010	-	-	-	-	-	-	-		-
Former Executive Vice President	2009	260,000	0	0	0	0	0	3,157	(10)	263,157
	2008	260,000	50,899	-	-	-	-	18,657	(10)	329,556

Stephen M. Kasprisin (7)	2010	-	-	-	-	-	-	-		-
Former Chief Financial Officer	2009	15,000	0	0	0	0	0	0	(11)	15,000
	2008	58,333	-	-	-	-	-	3,128	(11)	81,461

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  Our policy and assumptions made in valuation of share based payments are contained in the Notes to our June 30, 2010 financial statements.

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

(8)	Includes vehicle reimbursements of $0, $13,181, and $8,156 in 2009, 2008 and 2007, respectively, and medical and life insurance payments of $3,157, $8,591, and $2,708, for those same years.
(9)	Includes vehicle reimbursements of $0, $15,372 and $13,180, in 2009, 2008 and 2007, respectively, and medical insurance payments of $3,147 in 2007.
(10)
Includes vehicle reimbursements of $0, $11,897, and $12,921, in 2009, 2008, and 2007, respectively and medical and life insurance payments of $3,157, $6,760, and $2,708, in 2009, 2008 and 2007, respectively.

(11)	Includes vehicle reimbursements of $1,500 and $2,400 in 2008 and 2007, respectively, and medical and life insurance payments of $1,628 and $2,474 in 2008 and 2007, respectively.
(12)	Includes vehicle reimbursements of $5,250 in 2007 and medical insurance payments of $3,600 in 2007.

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

Agreement with Timothy D. Consalvi. In connection with our acquisition of All American from its sole shareholders in September, 2004, Timothy and Kathy Consalvi, All American entered into an employment agreement with Mr. Consalvi to serve as the President of All American at a compensation rate of $168,000 per annum. The initial term of this employment agreement was for one year commencing on October 1, 2004, and with automatic renewals for successive one year terms unless earlier terminated by either party. On February 1, 2007, we entered into a new employment agreement with Mr. Consalvi to serve as our President and Chief Executive Officer at an annual compensation rate of $260,000. The initial term of this employment agreement was for two years commencing February 1, 2007, with automatic renewals for successive two year terms unless terminated by either party. On December 8, 2008, in conjunction with the sale of a portion of his stock to Money Line Capital, Inc., we entered into a new employment agreement with Mr. Consalvi to serve as the President of All American at a compensation rate of $200,000 per annum.  The employment agreement provided that Mr. Consalvi may be terminated for cause with no further compensation. If Mr. Consalvi was terminated without cause, he was entitled to a lump sum severance payment equal to 75% of his annual salary at the date of termination, and medical benefits for a period of nine months after termination. The agreement also provides that for a period of 12 months following termination of the employment agreement, Mr. Consalvi shall not (i) compete with respect to any services or products of the Company which are either offered or are being developed by the Company, (ii) attempt to influence any employee of ours to leave the employ of the Company or to aid any competitor, customer or supplier to hire any employee of ours, (iii) disclose any information about our affairs including trade secrets, know-how, customer lists, business plans, operational methods, policies, suppliers, customers or other such Company information, nor (iv) use or employ any of our information for his own benefit or in any way adverse to our interests. We terminated this agreement effective June 30, 2009, in conjunction with closing down the operations of All American.  At termination we paid Mr. Consalvi $20,769 in cash constituting his final paycheck, and inventory and equipment totaling approximately $155,000, constituting a severance payment.

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

Agreement with Lawrence A. Consalvi. On February 1, 2007, we entered into an employment agreement with Lawrence A. Consalvi to serve as our Executive Vice President, and President of our wholly-owned subsidiary, E.M. Tool Company, Inc. (doing business as Elite Machine), at a compensation rate of $260,000 per annum. The initial term of this employment agreement is for two years commencing February 1, 2007, with automatic renewals for successive two year terms unless terminated by either party. The employment agreement provides that Mr. Consalvi may be terminated for cause. If Mr. Consalvi is terminated without cause, he is entitled to a lump sum severance payment equal to twice his annual salary at the date of termination, and medical benefits for a period of 24 months after termination. The agreement also provides that for a period of 12 months following termination of the employment agreement, Mr. Consalvi shall not (i) compete with respect to any services or products of the Company which are either offered or are being developed by the Company, (ii) attempt to influence any employee of ours to leave the employ of the Company or to aid any competitor, customer or supplier to hire any employee of ours, (iii) disclose any information about our affairs including trade secrets, know-how, customer lists, business plans, operational methods, policies, suppliers, customers or other such Company information, nor (iv) use or employ any of our information for his own benefit or in any way adverse to our interests. The agreement provides that the parties will arbitrate any disputes arising under the agreement.  Mr. Consalvi resigned, effective September 24, 2008.  We entered into a Separation Agreement with Mr. Consalvi on September 26, 2008.  Under the terms of the agreement, Mr. Consalvi returned 400,000 shares of our common stock to us for cancellation in order to repay certain obligations he owed us.  The shares were cancelled, effective October 6, 2008.  Mr. Consalvi continues to work with us selling CNC machines as President of Elite Machine Tools, Inc..

Director Compensation

The following table sets forth director compensation as of June 30, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

George Colin (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jitu Banker (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Robert Sabahat (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of June 30, 2010:

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 6, 2010, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Common Stock	George Colin (2)	2,277,577		7.8%

Common Stock	Jitu Banker (2)	325,000	(4)	1.1%
Common Stock	Robert Sabahat (2)	0		0.0%
Common Stock	Money Line Capital, Inc. 17702 Mitchell North, Suite 201 Irvine, CA 92614	16,918,476	(6)	54.8%

Common Stock	All Directors and Officers As a Group (3 persons)	2,602,577	(4)	8.4%

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

Change of Control Transaction

On June 30, 2009, we entered into a binding letter of intent (“LOI”) with Money Line Capital, Inc. (“MLCI”), our largest shareholder.  Under the LOI the parties agree to complete a transaction whereby all the MLCI shareholders will exchange their shares of MLCI stock for shares of our stock.  No cash will be exchanged in this transaction.  The parties had agreed to negotiate in good faith to close the transaction on or before January 29, 2010, however due to the downturn in the economy, MLCI’s inability to complete the required audits, and the desire of our Board of Directors to get as favorable a valuation for our common stock as possible, the parties have put the merger transaction on hold indefinitely.  In order for us to finalize the transaction we must be current in our reporting obligations under the Securities and Exchange Act of 1934, as amended, and be publicly-traded at the time of the closing; and MLCI must have its financial statements (and its subsidiaries, as applicable) audited for the period ended June 30, 2010, as well as completing a valuation by a qualified third-party company.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Letter of Intent with Money Line Capital, Inc.  On June 30, 2009, we entered into a binding Letter of Intent (the “LOI”) with Money Line Capital, Inc., a California corporation (“MLCI”).  MLCI is our largest shareholder and specializes in business financing transactions and holds equity in a number of operating subsidiaries in various fields, including financing, aerospace, real estate, media, beverage, and technology.  Under the LOI the parties agree to complete a transaction whereby all the MLCI shareholders will exchange their shares of MLCI stock for shares of our stock.  No cash will be exchanged in this transaction.  The parties had agreed to negotiate in good faith to close the transaction on or before January 29, 2010, however due to the downturn in the economy, MLCI’s inability to complete the required audits, and the desire of our Board of Directors to get as favorable a valuation for our common stock as possible, the parties have put the merger transaction on hold indefinitely.  In order for us to finalize the transaction we must be current in our reporting obligations under the Securities and Exchange Act of 1934, as amended, and be publicly-traded at the time of the closing; and MLCI must have its financial statements (and its subsidiaries, as applicable) audited for the period ended June 30, 2010, as well as completing a valuation by a qualified third-party company.

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

MLCI Demand Note.  We entered into a Demand Promissory Note dated March 25, 2009 (the “Note”), evidencing the terms under which MLCI will loan us up to $500,000 on an “as needed” basis for working capital purposes.  The Note accrues interest at a rate of 10% per annum.  Under the terms of the Note, MLCI is not obligated to loan us any money, but the Note sets forth the terms in the event MLCI elects to loan us money for working capital purposes.  Through June 30, 2010, MLCI loaned us $177,400 under this Note.  As of June 30, 2010 we had repaid all loan amounts in full and there was $0 outstanding as of  June 30, 2010.

Leavitt Family Trust Note. We currently have an unsecured note payable to a stockholder payable in monthly installments of $4,505 per month, non-interest bearing, including interest imputed at 12% per annum for financial statement purposes, in the aggregate amount of $139,641. As of June 30, 2010, $31,526 remains outstanding.

Joseph Gledhill Note. We have a second unsecured note payable outstanding to Joseph T.W. Gledhill, a former officer and director, and a current stockholder, which was due January, 2009, with interest of 6% per annum, in the aggregate amount of $706,200. This note consolidated earlier promissory notes issued by us in favor of Mr. Gledhill. This loan from Mr. Gledhill was used for working capital requirements. This note was assigned to Money Line Capital, Inc. on March 25, 2009 in exchange for the issuance of 3,250,000 shares of our common stock to Money Line Capital, Inc., which were issued on June 30, 2009.  As a result of the assignment this note is no longer an obligation of the company.

We do not have an audit, compensation, or nominating committee, and none of our Directors are considered independent.

We have not had a promoter during the last five fiscal years.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Restated Fees

During the year ended June 30, 2010, Kabani & Company charged $107,500, in fees for professional services for the audit of our financial statements in our Form 10-K and review of financial statements included in our Form 10-Q’s, as applicable.  During the year ended June 30, 2009, Kabani & Company and McKennon Wilson & Morgan LLP billed us $25,000 and $109,866 respectively in fees for professional services for the audit and review of our financial statements.

Tax Fees

During the year ended June 30, 2010, Kabani & Company billed us $0 for professional services for tax preparation.   During the year ended June 30, 2009, Kabani & Company and McKennon Wilson & Morgan LLP billed us $0 and $5,000 respectively for professional services for tax preparation.

All Other Fees

During the year ended June 30, 2010, Kabani & Company did not bill us any amounts for any other fees.  During the year ended June 30, 2009, Kabani & Company and McKennon Wilson & Morgan LLP did not bill us any amounts for any other fees.

Of the fees described above for the year ended June 30, 2010 and 2009, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)        Financial Statements

The following financial statements are filed as part of this report:

(a)(2)        Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)        Exhibits

Refer to (b) below.

(b)             Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of M Line Holdings, Inc., a Nevada corporation, as amended

3.2 (5)	Certificate of Amendment of Articles of Incorporation

3.3 (1)	Bylaws of M Line Holdings, Inc., a Nevada corporation

10.1 (1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2 (1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.3 (1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4 (1)	Employment Agreement with Timothy D. Consalvi dated February 1, 2007

10.5 (1)	Employment Agreement with Joseph T.W. Gledhill dated February 5, 2007

10.6 (2)	Employment Agreement with Lawrence A. Consalvi dated February 5, 2007

10.7 (1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.8 (1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

10.9 (1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.10 (3)	Separation Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 26, 2008

10.11 (4)	Sales Agent Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 30, 2008

10.12 (4)	Loan Agreements with Pacific Western Bank dated September 20, 2008

10.13 (5)	Assignment of Promissory Note and Consent Thereto by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated March 24, 2009

10.14 (5)	M Line Holdings, Inc. Demand Note for up to $500,000 dated March 25, 2009

10.15 (6)	Letter of Intent by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated June 30, 2009

10.16	Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. dated April 26, 2010 (filed herewith)

10.17	Convertible Promissory Note with Asher Enterprises, Inc. dated May 25, 2010 (filed herewith)

10.18	Commercial Real Estate Lease with SG&H Partners, L.P. for Anaheim Property dated August 13, 2010 (filed herewith)

10.19	Business Loan Agreement with Pacific Western Bank dated June 7, 2010 (filed herewith)

21 (7)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of George Colin (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jitu Banker (filed herewith).

32.1	Section 1350 Certification of George Colin (filed herewith).

32.2	Section 1350 Certification of Jitu Banker (filed herewith).

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

(5)  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 24, 2009.

(6)  Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 6, 2009.

(7)  Incorporated by reference from our Annual Report on Form 10-K for the period ended June 30, 2009, as filed with the Commission on October 13, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M Line Holdings, Inc.

Dated: November 12, 2010		/s/ George Colin
	By:	George Colin
Chief Executive Officer
and a Director

Dated: November 12, 2010		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer
and a Director

Dated: November 12, 2010		/s/ Robert Sabahat
	By:	Robert Sabahat
Secretary and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 12, 2010		/s/ George Colin
	By:	George Colin
Chief Executive Officer
and a Director

Dated: November 12, 2010		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer
and a Director

Dated: November 12, 2010		/s/ Robert Sabahat
	By:	Robert Sabahat
Secretary and a Director