Form 10-Q
period 2010-09-30
M LINE HOLDINGS INC
filed 2010-11-22
CIK 1072248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐     No ☐.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 22, 2010 , there were 30,861,956 shares of common stock, par value $0.001, issued and outstanding.

M LINE HOLDINGS, INC.

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

M LINE HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GATEWAY INTERNATIONAL HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of September 30,	As of June 30,
	2010	2010

Assets

Current Assets:
Cash and cash equivalents	$247,851	$50,410
Accounts receivable, net	683,524	613,642
Inventories	737,557	751,300
Due from related party	418,332	352,333
Prepaid and other current assets	62,916	53,723
Current Assets - Discontinued Operations	8,113	8,113
Total current assets	2,158,293	1,829,521

Property and equipment, net	708,793	813,203
Intangible Assets, net	118,222	136,409
Deposits and other	60,077	60,077
Non Current Assets - Discontinued Operations	23,377	23,377

Total Assets	$3,068,761	$2,862,587

Liabilities and Shareholders' Equity

Current Liabilities:
Line of Credit	$218,889	$218,889
Accounts Payable	869,483	720,565
Accrued Expenses and other	696,244	557,095
Derivative liability	93,488	98,289
Notes payable - current	229,239	272,941
Convertible notes payable	100,000	100,000
Capital Leases - current	46,866	46,527
Current Liabilities - Discontinued Operations	704,361	704,061
Total Current Liabilities	2,958,570	2,718,367

Notes Payable - long term	19,750	19,750
Capital Leases - long term	35,306	44,310
Deferred Income Taxes	16,710	16,710
Deferred Rent - long term	29,675	39,566
TOTAL LIABILITIES	3,060,011	2,838,703

Commitments and contingencies
Shareholders' Equity
Common Stock, $0.001: 100,000,000 shares
Authorized; 30,861,956 shares issued and outstanding
at September 30, 2010 and June 30, 2010, respectively	30,862	30,862
Additional paid in capital	9,505,812	9,505,812
Accumulated deficit	(9,527,925)	(9,512,790)
Total stockholders' equity	8,749	23,884
Total Liabilities and Shareholders' Equity	$3,068,761	$2,862,587

The accompanying notes form an integral part of these unaudited consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GATEWAY INTERNATIONAL HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2010	2009

Net sales	$1,656,599	$1,648,159
Cost of sales	930,024	1,345,434
Gross Profit	726,575	302,725

Operating expenses:
Selling, general and administrative	716,485	866,795
Amortization of intangible assets	18,188	10,445
Total operating expense	734,673	877,240

Operating Loss	(8,098)	(574,515)

Other income (expense):
Interest Expense	(12,418)	(13,189)
Interest Income	6,182	-
Gain on sale of assets	-	-
Total other expense	(6,236)	(13,189)
Loss before income tax	(14,334)	(587,704)

Income tax provision	(800)	(800)
NET LOSS	(15,134)	(588,504)

NET INCOME (LOSS) PER SHARE:
Basic and dilutive loss per share:
Net Loss	$(0.00)	$(0.02)

Weighted average number of common shares under in per share calculations (basic and diluted)
Basic	30,861,956	30,861,956
Diluted	30,861,956	30,861,956

The accompanying notes form an integral part of these unaudited consolidated financial statements

M LINE  HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GATEWAY INTERNATIONAL HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net loss	$(15,134)	$(588,504)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	104,410	100,984
Amortization of intangilbe assets	18,188	10,445
Imputed interest on related party notes	(6,182)	-
Changes in operating assets and liabilities:
Account receivable	(69,882)	69,774
Inventory	13,743	180,981
Prepaid expenses and other assets	(9,193)	96,048
Due from related party	(59,817)	219,809
Account payable and accrued expenses	288,067	-
Deferred rent	(9,891)	(6,571)
Cash provided by operating activities	254,309	82,966
Cash used in operating activities of discontinued operations	300	-
Net Cash provided by operating activities	254,609	82,966

Cash flows from financing activities:
Payments to notes payable	(43,702)	(82,362)
Change in derivative liability	(4,801)	-
Payments on capital leases	(8,665)	(24,054)
Net cash used in financing activities	(57,168)	(106,416)

Net increase (decrease) in cash and cash equivalent	197,441	(23,450)

Cash and cash equivalents at beginning of period	50,410	438,030
Cash and cash equivalents at end of period	$247,851	$414,580

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,418	$13,189
Cash paid for income taxes	$-	$-
-

The accompanying notes form an integral part of these unaudited consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GATEWAY INTERNATIONAL HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)
1.           Business

M. Line Holdings, Inc. (the “Company”) was incorporated in Nevada on September 24, 1997, under the name Gourmet Gifts, Inc. (“Gourmet Gifts”). On December 11, 2001, Gourmet Gifts acquired 100% of the issued and outstanding capital stock of Elite Machine Tool Company (“Elite”). Immediately prior to the merger, the Company had 100,000,000 shares of stock authorized, of which 6,768,000 shares were outstanding. Pursuant to the merger, all of the outstanding shares of Elite, aggregating 21,262 shares, were exchanged for shares of common stock of Gourmet Gifts on a 1 to 1,274 basis or into 27,072,000 (net of 600,000 shares subsequently cancelled) shares of common stock leaving a total of 33,240,000 shares of common stock issued and outstanding after the merger. Immediately after the merger, the officers and directors of Gourmet Gifts resigned and the executive officers and directors of Elite were elected and appointed to such positions, thereby effecting a change of control.

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

2.           Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of M Line Holdings, Inc. are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended June 30, 2010.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. There were no potentially dilutive securities as of September 30, 2010 and June 30, 2010, respectively.

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

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

3.           Inventories

Inventories consist of the following at:

	September 30, 2010	June 30, 2010
Finished Goods and Components	$579,685	$568,695
CNC Machines held for sale	117,000	134,500
Work in Progress	151,866	140,773
Raw Materials and Parts	11,648	12,416
	860,199	856,384
Less reserve for inventories	(122,642)	(105,084)
	$737,557	$751,300

4.           Accrued Expenses

Accrued expenses consist of the following at:

	September 30, 2010	June 30, 2010
Compensation and related benefits	$444,056	$336,597
Audit Fees	15,000	70,000
Other	237,188	150,500
	$696,244	$557,097

5.           Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of September 30, 2010 and June 30, 2010.

	September 30, 2010	June 30, 2010
2011	$48,492	$48,454
2012	39,673	45,693
2013	8,025	13,900
Total minimum lease payments	96,190	108,047
Less amount representing interest	14,018	17,210
Present value of future minimum lease payments	82,172	90,837
Less current portion of capital lease obligations	(46,866)	(46,527)
Capital Lease obligations, net of current portion	$35,306	$44,310

6.           Line of Credit and Notes Payable

Pacific Western Bank Credit Agreement

We are in default under our agreement with Pacific Western Bank.  If Pacific Western Bank files a lawsuit for our default we may be forced to sell assets to pay this obligation, which would have a material, negative impact on our business.

As of September 21, 2009, our credit agreement with Pacific Western Bank terminated.  During the quarter ended June 30, 2010 we repaid Pacific Western Bank the sum of $360,000.00 leaving a balance as follows

Line of Credit	$218,889
Term Loan	-
Total	$218,889

We reached an agreement with Pacific Western Bank for an extension until August 31, 2010 to repay this balance,$218,889, at a stated interest rate equal to the lender’s referenced prime rate plus 1.50%.  We did not pay the outstanding balance by August 31, 2010, and have not received an additional extension.  As a result we are in default under the terms of our line of credit.  This line of credit is secured by certain of our assets.  If Pacific Western Bank filed a lawsuit as a result of our default we may be required to sell some assets to repay this obligation.  Per our agreement to extend time for repayment with Pacific Western Bank, at the time of repayment of the line of credit we also agreed to repay any balance due on the equipment loans to Eran Engineering, Inc.  As of September 30, 2010, the balance on these equipment loans totaled $84,341.

As of September 30, 2010, we owed $218,889 under the line of credit with Pacific Western Bank. At September 30, 2010, the Company was in violation of certain covenants with the bank and the Company has not been able to obtain a waiver from the bank.

Notes payable consist of the following at September 30, 2010.

	September 30, 2010	June 30, 2010
Notes payable to financial institutions, secured by the underlying equipment in aggregate monthly installments of $7,292 including interest rates between 7.2% ansd 9.75% per annum for a period of 50 and 60 months.	$84,344	$98,046

Unsecured loan to an individual in respect of the acquisition of a former subsidiary.	27,061	27,061

Term loan to Pacific Western Bank payable in monthly installments of $17,120 including interest at a rate of Prime plus 1.50% per annum due November 2010.	19,750	19,750

An unsecured note payable to a corporation in respect of machines sold to us payable in monthly installments of $5,000.00 per month.	71,070	86,070

An unsecured note payable to a corporation in settlement of a lawsuit payable in monthly installments of $5,000.00 per month	46,764	61,764

Note payable to a financial institution secured by common stock of the company and payable in full on demand.	100,000	100,000
TOTAL	348,989	392,691
Less Current Portion	329,239	(372,941)
Long Term Portion	$19,750	$19,750

2011	$329,239	$372,941
2012	19,750	19,750
2013	-	-
2014	-	-
Thereafter	-	-
	$348,989	$392,691

7.           Litigation

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

We do not have a provision in our financial statements at September 30, 2010, for this lawsuit.  No provision is necessary as we feel that the litigation has no merit.

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

A provision has been made in the attached financial statements in the sum of $46,764 at September 30, 2010.

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

8.           Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC415693.

The Complaint was filed on June 12, 2009.

The Complaint alleges causes of action for breach of contract and common counts against All American CNC seeking damages in the amount of at least $163,578.88, and arises from a claim by Fadal that All American failed to pay amounts due.  On June 26, 2009, Fadal amended the Complaint to include M Line Holdings, Inc. as a Defendant.  On or about August 11, 2009, the Court heard oral argument on Fadal’s Motion for Right to Attach Order and Writ of Attachment.  The Court granted this Motion in part, issuing a Right to Attach Order against All American CNC in the amount of approximately $164,000.  The Court denied the Motion as to M Line Holdings, Inc.  On August 12, 2009, All American CNC filed an Answer to the Complaint, and M Line Holdings, Inc., filed a demurrer to the Complaint.  The hearing on M Line Holdings, Inc.’s demurrer is not currently set.  Management intends to aggressively defend itself against this claim.  No trial date has been set and a provision has been made in the financial statement of All American CNC Sales, Inc. in the sum of $163,578 at September 30, 2010, but not in M Line Holdings, Inc. financial statements where All American CNC Sales, Inc. is recorded as discontinued operations as a result the business shutting down..

9.           Do v. E.M. Tool Company, Orange County Superior Court, Orange County, California, Case No. 30-2009-00123879.

The Complaint was filed on June 1, 2009.

The Complaint alleges causes of action for negligence, product liability and breach of warranty, and seeks damages to be determined at time of trial.  This lawsuit was tendered by E.M. Tool Company to its insurance company, which is currently providing a defense.  We filed an Answer and a Cross-complaint against the manufacturer of the equipment the Mori Seiki Company, Ltd.  To the best of our knowledge no trial date has been set and no provision has been made in the financial statement at September 30, 2010 as we believe the litigation has no merit and any liability is that of the manufacturer, not E.M. Tool Company.

10.         Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.

The Complaint was filed on April 14, 2009.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to pay Fox Hills Machining for the sale of two machines from Fox Hills to CNC Repos.  The damages sought in the Complaint are not less than $30,000.  The Defendants filed an Answer on June 5, 2009.  Management intends to aggressively defend itself against this claim.  No trial date has been set and no provision has been made in the financial statements at September 30, 2010.

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

No provision has been made in the financial statements of the company at September 30, 2010.  The Company’s management believes that payment(s), if any, will be the responsibility of Workers Compensation Insurance.

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

We are negotiating a settlement in this case at this time. Therefore, no provision has been made in the financial statement for this sum as of September 30, 2010.

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

8.          Income Taxes

The provision (benefit) for income taxes is comprised of the following for the quarters ended September 30:

	QUARTER ENDED SEPTEMBER 30,
	2010	2009
Current Federal	$-	$-
Current State	-	-
Deferred Federal	4,194	199,820
Deferred State	740	35,262
Valuation Allowance	(4,934)	(235,082)
	$0	$0

The benefit for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The differences between the federal statutory tax rate of 34% and the effective tax rates are primarily due to state income tax provisions, net operating loss (“NOL”) carry forwards, deferred tax valuation allowance and permanent differences as follows for the quarters ended September 30:

	QUARTER ENDED SEPTEMBER 30,
	2010		2009
Federal tax at statutory rate	34%		34%
Permanent differences:
State Income Taxes, net of federal benefit	6%		6%

Change in valuation allowance/Other	(37	) %	(36	) %
Other	(3	) %	(4	) %
	0%		0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	QUARTER ENDED SEPTEMBER 30,
	2010	2009
DEFERRED TAX ASSETS & LIABILITIES:
CURRENT:

Allowances for bad debt	$33,246	$64,674

Reserve for inventories	41,859

Accrued expenses	74,606	39,044

Other	14,311	33,896

	164,022	137,614

NON-CURRENT:

Net Operating loss carryforwards	364,964	770,209

Depreciation	(28,322)	(168,373)

Amortization of intangibles	(16,710)	-
	319,932	601,836

GROSS TAX ASSET	483,954	739,450
VALUATION ALLOWANCE	(483,954)	(461,328)

	$0	$278,122

9.           Common Stock

During the quarter ended September 30, 2010, the Company did not have any transactions relating to common stock.

10.           Related Party Transaction

There was no related party transaction during the quarter ended September 30, 2010 as all related party notes were repaid or settled during the fiscal year ended June 30, 2009.

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

SEGMENT INFORMATION

Segment information for the three months ended September 30, 2010

	Machine	Precision	Corporate	Total
	sales	Manufacturing
Revenue	$788,896	$867,703	$-	$1,656,599
Interest Income	-	-	6,182	6,182
Interest expense	74	12,344		12,418
Depreciation and Amortization	18,938	97,799	5,861	122,598
Income (loss) before taxes	67,704	(92,950)	10,912	(14,334)
Total Assets	239,180	1,973,512	856,069	3,068,761
Capital Expenditure	$-	$-	$-	$-

Segment information for the three months ended September 30, 2009

	Machine	Precision	Corporate	Total
	sales	Manufacturing
Revenue	$876,045	$772,114	$-	$1,648,159
Interest Income	-	-	-	-
Interest expense	224	-	12,965	13,189
Depreciation and Amortization	13,150	97,984	295	111,429
Income (loss) before taxes	(283,018)	(338,824)	33,338	(588,504)
Total Assets	223,944	1,863,927	2,007,844	4,095,715
Capital Expenditure	$-	$-	$-	$-

Sales are derived principally from customers located within the United States.

12.           Going Concern and Management Plans

The company has reached an agreement with Pacific Western Bank for an extension until August 31, 2010 to repay this balance, $218,889, at a stated interest rate equal to the lender’s referenced prime rate plus 1.50%.  We did not pay the outstanding balance by August 31, 2010, and have not received an additional extension.  As a result we are in default under the terms of our line of credit.  This line of credit is secured by certain of our assets.  If Pacific Western Bank filed a lawsuit as a result of our default we may be required to sell some assets to repay this obligation.  Per our agreement to extend time for repayment with Pacific Western Bank, at the time of repayment of the line of credit we also agreed to repay any balance due on the equipment loans to Eran Engineering, Inc.  As of September 30, 2010, the balance on these equipment loans totaled $84,341.

13.           Subsequent Events

The company has concluded an agreement to refinance the equipment of Eran Engineering, Inc. in order to repay Pacific Western Bank and provide working capital for the group.

The company has received a letter of demand from Asher to repay the note receivable for $100,000 and management expects to repay the note in full shortly.

The Company has appointed Island Stock Transfer as its new transfer agent and this agreement became effective on  November 16, 2010.  40,000 shares of M Line Holdings, Inc, stock was issued to Island Stock Transfer as part of the fees due.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of M Line Holdings, Inc. (formerly known as Gateway International Holdings, Inc., and referred to herein as “MLH”, “we,” “us” or “Company”) for the three months ended September 30, 2010, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

The primary components sold by our Precision Manufacturing segment during the quarters ended September 30, 2010 and, 2009, were parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft. The decline in economic activity has an adverse effect on our business. This has had an effect on Panasonic’s orders to us, and, therefore, there has been an adverse effect on our business. In addition, any further decrease may have an impact with the Machine Tools Group, as many of our customers that buy machines from us do business with airline manufacturers.

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

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

	Three month period ended September 30, 2010 and 2009.
	2010	2009
Sales by segment:
Machine Sales	$788,896	$876,045
Precision Engineering	867,703	772,114
	1,656,599	1,648,159
Gross Profit by segment:
Machine Sales	339,324	82,563
Precision Engineering	387,251	220,162
	726,575	302,725

Sales

Sales in the fiscal 2010 period increased 1% compared to the comparable period in fiscal 2009. The change is attributable to increase in sales  in the Precision Manufacturing  Group. Sales increased by 11% in the Precision Manufacturing Group.  Sales in the Machine Sales Group decreased by 10%. The sales decrease in this group was primarily due to fewer customers purchasing equipment during this period.

Gross Margin

Gross profit increased by 140% compared to the comparable period in fiscal 2009. The gross profit for the Machine Sales Group increased by 311% due to an increase in margins as a result of customer demand for machines and the ability to purchase better equipment at lower prices.  The economy has resulted in better priced equipment being available for purchase. The increase within the Precision Manufacturing Group resulted from better margins as a result of customer demand for product in the 2010  period.

Selling, General & Administrative

Selling, general and administrative costs decreased by $150,310 compared to the comparable period in fiscal 2009. The change is due to decreases in personnel costs and cost savings throughout the Company. The greatest savings came from personnel layoffs and salary reductions during the fiscal 2010 period.

Amortization of Intangible Assets

Amortization expense for intangible assets for the period ended September 2010 was $18,188 to  $10,445  in the comparable period in fiscal 2009.

Interest Expense

Interest expense decreased by $771 compared to the comparable period in fiscal 2009. The change is attributable to lower average debt balances.

Gain on Sale of Assets

During the fiscal 2010 period, there was no gain or loss as no assets were sold during the period.

Net Loss

Net losses have reduced from ($588,504) for the quarter ended September 30, 2009 to ($15,134) for the quarter ended September 30, 2010.  This very significant reduction in losses totaling $573,370 was due to better profit margins obtained on revenues together with significant overhead savings.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including Pacific Western Bank. At September 30, 2010 and June 30, 2010, our cash and cash equivalents and working capital decreased by $23,450 and $556,830, respectively.

The term loan provides for borrowings of up to $500,000. The loan bears interest at the lender's referenced prime rate plus 1.5% with principal and interest payments due monthly.

Cash Flows

The following table sets forth our cash flows for the three months ended September 30:

Provided by (used in)	2010	2009	Change

Operating activities	254,609	82,966	(171,643)
Investing activities	-	-
Financing activities	(57,168)	(106,416)	(49,248)
	197,441	(23,450)	(220,891)

Operating Activities

Operating cash flows during the fiscal 2010 and 2009 fiscal periods reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the 2010 period, non-cash expenses included in our net income and in operating activities totaled $122,598 compared to $111,429 in the 2009 period.

The increase in operating assets and liabilities for the 2010 and 2009 periods were $142,845 and $86,153, respectively. During the 2010 period, the increase was primarily attributable to an increase in accounts payable and accrued expenses.

The changes in operating assets for the 2010 period were primarily attributable to a reduction of $284,067  in accounts payable and accrued expenses.

Investing Activities

We made capital expenditures of $0 and $0 during the first three months of the fiscal 2010 and 2009 periods, respectively.

Financing Activities

During the first three months of the fiscal 2010 and 2009 periods, we repaid (net of borrowings) $52,367 and $106,416, respectively of outstanding debt and capital lease obligations. During the 2010 and 2009 periods, we repaid $0 on our line of credit.

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

ITEM 4.          Controls and Procedures.

(a)  Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4T.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of September 30, 2010, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

2.           We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions.  Although providing this report in this Quarterly Report, it is optional for us at this time.Written documentation of key internal controls over financial reporting is a requirement   of Section 404 of the Sarbanes-Oxley Act.   Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

We do not have a provision in our financial statements at September 30, 2010, for this lawsuit.  No provision is necessary as we feel that the litigation has no merit.

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

A provision has been made in the attached financial statements in the sum of $46,764 at September 30, 2010.

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

8.           Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC415693.

The Complaint was filed on June 12, 2009.

The Complaint alleges causes of action for breach of contract and common counts against All American CNC seeking damages in the amount of at least $163,578.88, and arises from a claim by Fadal that All American failed to pay amounts due.  On June 26, 2009, Fadal amended the Complaint to include M Line Holdings, Inc. as a Defendant.  On or about August 11, 2009, the Court heard oral argument on Fadal’s Motion for Right to Attach Order and Writ of Attachment.  The Court granted this Motion in part, issuing a Right to Attach Order against All American CNC in the amount of approximately $164,000.  The Court denied the Motion as to M Line Holdings, Inc.  On August 12, 2009, All American CNC filed an Answer to the Complaint, and M Line Holdings, Inc., filed a demurrer to the Complaint.  The hearing on M Line Holdings, Inc.’s demurrer is not currently set.  Management intends to aggressively defend itself against this claim.  No trial date has been set and a provision has been made in the financial statement of All American CNC Sales, Inc. in the sum of $163,578 at September 30, 2010, but not in M Line Holdings, Inc. financial statements where All American CNC Sales, Inc. is recorded as discontinued operations as a result the business shutting down..

9.           Do v. E.M. Tool Company, Orange County Superior Court, Orange County, California, Case No. 30-2009-00123879.

The Complaint was filed on June 1, 2009.

The Complaint alleges causes of action for negligence, product liability and breach of warranty, and seeks damages to be determined at time of trial.  This lawsuit was tendered by E.M. Tool Company to its insurance company, which is currently providing a defense.  We filed an Answer and a Cross-complaint against the manufacturer of the equipment the Mori Seiki Company, Ltd.  To the best of our knowledge no trial date has been set and no provision has been made in the financial statement at September 30, 2010 as we believe the litigation has no merit and any liability is that of the manufacturer, not E.M. Tool Company.

10.           Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.

The Complaint was filed on April 14, 2009.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to pay Fox Hills Machining for the sale of two machines from Fox Hills to CNC Repos.  The damages sought in the Complaint are not less than $30,000.  The Defendants filed an Answer on June 5, 2009.  Management intends to aggressively defend itself against this claim.  No trial date has been set and no provision has been made in the financial statements at September 30, 2010.

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

No provision has been made in the financial statements of the company at September 30, 2010.  The Company’s management believes that payment(s), if any, will be the responsibility of Workers Compensation Insurance.

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

We are negotiating a settlement in this case at this time. Therefore, no provision has been made in the financial statement for this sum as of September 30, 2010.

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

ITEM 1A.          Risk Factors.

As a smaller reporting company we are not required to provide the information required by this Item.  However, we have  included risk factors in our Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the Commission on .November  12, 2010

ITEM 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no events required to be reported under this Item.

ITEM 3.             Defaults upon Senior Securities.

There have been no events required to be reported under this Item.

ITEM 4.             Removed and Reserved.

ITEM 5.             Other Information.

Money Line Capital Letter of Intent

Letter of Intent with Money Line Capital, Inc.
On June 30, 2009, we entered into a binding Letter of Intent (the “LOI”) with Money Line Capital,Inc., a California corporation (“MLCI”). MLCI is our largest shareholder and specializes in business financing transactions and holds equity in a number of operating subsidiaries in various fields, including financing, aerospace, real estate, media, beverage, and technology. Under the LOI the parties agree to complete a transaction whereby all the MLCI shareholders will exchange their shares of MLCI stock for shares of our stock. No cash will be exchanged in his transaction. The parties had agreed to negotiate in good faith to close the transaction on or before January 29, 2010, however due to the downturn in the economyMLCI’s inability to complete the required audits, and the desire of our Board of Directors to get as favorable a valuation for our common stock as possible, the parties have put the merger transaction on hold indefinitely. In order for us to finalize the transaction we must be current in our reporting obligations under the Securities and Exchange Act of 1934, as amended, and be publicly-traded at the time of the closing; and MLCI must have its financial statements (and its subsidiaries, as applicable) audited for the period ended June 30, 2010, as well as completing a valuation by a qualified third-party company,.

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

ITEM 6.             Exhibits.

(a)           Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of M Line Holdings, Inc., a Nevada corporation, as amended

3.2 (5)	Certificate of Amendment of Articles of Incorporation

3.3 (1)	Bylaws of M Line Holdings, Inc., a Nevada corporation

10.1 (1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2 (1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.3 (1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4 (1)	Employment Agreement with Timothy D. Consalvi dated February 1, 2007

10.5 (1)	Employment Agreement with Joseph T.W. Gledhill dated February 5, 2007

10.6 (2)	Employment Agreement with Lawrence A. Consalvi dated February 5, 2007

10.7 (1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.8 (1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

10.9 (1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.10 (3)	Separation Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 26, 2008

10.11 (4)	Sales Agent Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 30, 2008

10.12 (4)	Loan Agreements with Pacific Western Bank dated September 20, 2008

10.13 (5)	Assignment of Promissory Note and Consent Thereto by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated March 24, 2009

10.14 (5)	M Line Holdings, Inc. Demand Note for up to $500,000 dated March 25, 2009

10.15 (6)	Letter of Intent by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated June 30, 2009

10.16 (7)	Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. dated April 26, 2010 (filed herewith)

10.17 (7)	Convertible Promissory Note with Asher Enterprises, Inc. dated May 25, 2010 (filed herewith)

10.18 (7)	Commercial Real Estate Lease with SG&H Partners, L.P. for Anaheim Property dated August 13, 2010 (filed herewith)

10.19 (7)	Business Loan Agreement with Pacific Western Bank dated June 7, 2010 (filed herewith)

21 (7)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of George Colin (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jitu Banker (filed herewith).

32.1	Section 1350 Certification of George Colin (filed herewith).

32.2	Section 1350 Certification of Jitu Banker (filed herewith).

(1)	Incorporated by reference from our Registration Statement on Form 10-12G filed with the Commission on May 16, 2008.

(2)	Incorporated by reference from our Registration Statement on First Amended Form 10-12G/A filed with the Commission on July 16, 2008.

(3)	Incorporated by reference from our First Amended Current Report on Form 8-K/A filed with the Commission on October 10, 2008.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2008, as filed with the Commission on November 13, 2008.

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 24, 2009.

(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 6, 2009.

(7)	Incorporated by reference from our Annual Report on Form 10-K for the period ended June 30, 2010, as filed with the Commission on November 12, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M Line Holdings, Inc.

Dated: November 22, 2010		/s/ George Colin
	By:	George Colin
President, Chief Executive
Officer and a Director

Dated: November 22, 2010		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer,
Secretary and a Director