Form 10-Q
period 2010-12-31
M LINE HOLDINGS INC
filed 2011-03-10
CIK 1072248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes ☐     No ☐.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 28, 2011, there were 33,540,845 shares of common stock, par value $0.001, issued and outstanding.

M LINE HOLDINGS, INC.

PART I-FINANCIAL INFORMATION

M. LINE HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(Unaudited)

	As of December 31,	As of June 30,
	2010	2010

Assets

Current Assets:
Cash and cash equivalents	$78,256	$50,410
Accounts receivable, net	649,544	613,642
Inventories	825,972	751,300
Due from related party	653,608	352,333
Prepaid and other current assets	9,500	53,723
Current Assets - Discontinued Operations	8,113	8,113
Total current assets	2,224,993	1,829,521

Property and equipment, net	646,884	813,203
Intangible Assets, net	100,034	136,409
Deposits and other	60,077	60,077
Non Current Assets - Discontinued Operations	23,377	23,377
Total Assets	$3,055,364	$2,862,587

Liabilities and Shareholders' (Deficit) Equity

Current Liabilities:
Line of Credit	$218,889	$218,889
Accounts Payable	1,039,024	720,565
Accrued Expenses and other	641,682	557,095
Derivative liability	62,370	98,289
Notes payable - current	165,809	272,941
Convertible notes payable	100,000	100,000
Capital Leases - current	47,211	46,527
Current Liabilities - Discontinued Operations	704,361	704,061
Total Current Liabilities	2,979,346	2,718,367

Notes Payable - long term	45,087	19,750
Capital Leases - long term	25,275	44,310
Deferred Income Taxes	16,710	16,710
Deferred Rent - long term	19,783	39,566
Total liabilities	3,086,201	2,838,703

Shareholders' (Deficit) Equity
Common Stock, $0.001: 100,000,000 shares Authorized; 30,901,956 and 30,861,956 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	30,902	30,862
Additional paid in capital	9,507,773	9,505,812
Accumulated deficit	(9,569,512)	(9,512,790)
Total stockholders' (deficit) equity	(30,838)	23,884
Total Liabilities and Shareholders' (Deficit) Equity	$3,055,364	$2,862,587

The accompanying notes form an integral part of these unaudited consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	Three Month Periods Ended December 31,		Six Month Periods Ended December 31,
	2010	2009	2010	2009

Net sales	$2,528,795	$1,318,923	$4,185,394	$2,967,082
Cost of sales	1,817,611	981,623	2,747,635	2,327,057
Gross Profit	711,184	337,300	1,437,759	640,025

Operating expenses:
Selling, general and administrative	823,303	743,357	1,539,788	1,610,953
Amortization of intangible assets	18,188	10,447	36,376	20,891
Total operating income	841,491	753,804	1,576,164	1,631,844

Operating loss	(130,307)	(416,504)	(138,405)	(991,819)

Other income (expense):
Interest Expense	(25,536)	(14,926)	(37,954)	(28,115)
Rental Income	73,699	-	73,699	-
Interest Income	4,637	-	10,819	-
Change in derivative liability	35,919	-	35,919	-
Gain on sale of assets	-	2,497	-	2,497
Total other income (expense)	88,720	(12,429)	82,484	(25,618)
Loss from continuing operations before income tax	(41,588)	(428,933)	(55,922)	(1,017,437)

Income tax provision	-	-	800	-
Income from continuing operations after income tax	(41,588)	(428,933)	(56,722)	(1,017,437)
Loss from discontinued operations, net of income taxes	-	(56,223)	-	(56,223)
NET LOSS	$(41,588)	$(485,156)	$(56,722)	$(1,073,660)

NET INCOME PER SHARE:
Basic and diluted net loss per share:
Continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.03)
Discontinued Operations	-	(0.00)	-	(0.00)
Total net loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.03)

Weighted average number of common shares under in per share
Basic	30,893,260	30,861,956	30,877,608	30,861,956
Dilutive	30,893,260	30,861,956	30,877,608	30,861,956

The accompanying notes form an integral part of these unaudited consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(56,722)	$(1,073,660)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on disposition of assets	-	(2,497)
Depreciation	166,319	200,480
Amortization of intangible assets	36,376	20,891
Shares issued for services	2,000	-
Change in derivative liabilities	(35,919)	-
Changes in operating assets and liabilities:
Account receivable	(35,902)	314,948
Inventory	(74,672)	293,670
Prepaid expenses and other assets	44,224	170,975
Due from related party	(301,275)	-
Account payable and accrued expenses	403,046	54,273
Deferred rent	(19,783)	(13,141)
Cash provided by/(used in) operating activities	127,692	(34,061)
Cash used in operating activities of discontinued operations	300	-
Net cash provide by/(used in) operating activities	127,992	(34,061)

Cash flows from financing activities:
Payments on notes payable	(81,796)	(152,966)
Payments on capital leases	(18,351)	(36,607)
Net cash used in financing activities	(100,147)	(189,574)

Net increase/(decrease) in cash and cash equivalent	27,846	(223,635)

Cash and cash equivalents at beginning of period	50,410	438,030
Cash and cash equivalents at end of period	$78,256	$214,395

Supplemental disclosure of cash flow information:
Cash paid for interest	$37,954	$28,115
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Return of caoital lease	$-	$21,054

The accompanying notes form an integral part of these unaudited consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of M Line Holdings, Inc. are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and  six month periods ended December 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended June 30, 2010.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. There were no potentially dilutive securities as of December 31, 2010 and December 31, 2009, respectively.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation - Stock Compensation (Topic 718)." This update provides amendments to Topic 718 to clarity that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company's consolidated financial statements.

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company's financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in the company's portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company beginning in the second quarter of fiscal 2011, and the revised discourses related to activities during the reporting period are effective for the Company beginning in the third quarter of fiscal 2011. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

3.	Inventories

Inventories consist of the following at:

	December 31, 2010	June 30, 2010
Finished Goods and Components	$606,933	$568,695
CNC Machines held for sale	79,000	134,500
Work in Progress	182,153	140,773
Raw Materials and Parts	11,648	12,416
	879,734	856,384
Less: Reserve for inventories	(53,762)	(105,084)
Inventories, net	$825,972	$751,300

4.	Accrued Expenses

Accrued expenses consist of the following at:

	December 31, 2010	June 30, 2010
Compensation and related benefits	$446,405	$336,595
Audit Fees	15,000	70,000
Other	180,277	150,500
	$641,682	$557,095

5.	Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of December 31, 2010 and June 30, 2010.

	December 31, 2010	June 30, 2010
2011	$47,644	$48,454
2012	32,547	45,693
2013	3,650	13,900
2014	-	-
2015	-	-
Total minimum lease payments	83,841	108,047
Less amount representing interest	11,355	17,210
Present value of future minimum lease payments	72,486	90,837
Less current portion of capital lease obligations	47,211	46,527
Capital Lease obligations, net of current portion	$25,275	$44,310

6.	Line of Credit and Notes Payable

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

We reached an agreement with Pacific Western Bank for an extension until August 31, 2010 to repay this balance $218,889, at a stated interest rate equal to the lender’s referenced prime rate plus 1.50%.  We did not pay the outstanding balance by August 31, 2010, and have not received an additional extension.  As a result we are in default under the terms of our line of credit.  This line of credit is secured by certain of our assets.  If Pacific Western Bank filed a lawsuit as a result of our default we may be required to sell some assets to repay this obligation.  Per our agreement to extend time for repayment with Pacific Western Bank, at the time of repayment of the line of credit we also agreed to repay any balance due on the equipment loans to Eran Engineering, Inc.  As of December 31, 2010, the balance on these equipment loans totaled $71,250.

As of December 31, 2010, we owed $218,889 under the line of credit with Pacific Western Bank. At December 31, 2010, the Company was in violation of certain covenants with the bank and the Company has not been able to obtain a waiver from the bank.

Notes payable consist of the following at December 31 2010, and June 30, 2010:

NOTES PAYABLE CONSIST OF THE FOLLOWING:

	December 31, 2010	June 30, 2010
Notes payable to financial institutions, secured by the underlying equipment in aggregate monthly installments of $7,292 including interest rates between 7.2% and 9.75% per annum for a period of 50 and 60 months.	$71,250	$98,046

An unsecured note payable to a corporation in respect of accounting software payable in monthly installments of $1,785.00 per month.	46,812	46,811

An unsecured note payable to a corporation in respect of machines sold to us payable in monthly installments of $5,000.00 per month.	61,070	86,070

An unsecured note payable to a corporation in settlement of a lawsuit payable in monthly installments of $5,000.00 per month	31,764	61,764

Convertible note payable to a financial institution secured by common stock of the company and payable in full on demand.	100,000	100,000
TOTAL	310,896	392,691
Less Current Portion	265,809	372,941
Long Term Portion	$45,087	$19,750

2011	265,809	372,941
2012	45,087	19,750
2013	-	-
2014	-	-
Thereafter	-	-
	310,896	392,691

7.	Litigation

1.
Voicu Belteu v. Mori Seiki Co., Ltd.; Mori Seiki U.S.A., Inc.; All American CNC Sales, Inc. dba Elite Machine Tool Company; Ellison Manufacturing Tech., Superior Court for the State of California, County of Orange, Case No. 30-2008-00103710.

Plaintiff filed this action on March 7, 2008.

The Complaint and Cross-Complaint were dismissed approximately November 2010.

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

No provision has been made as we feel that the litigation has no merit.

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

This action has been stayed due to the bankruptcy filing of All American CNC Sales, Inc.

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

A provision has been made in the December 31, 2010 financials in the amount of $31,764.

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

In a hearing in the Superior Court of California Hwacheon filed an alter ego case against Eran Engineering, Inc., Elite Machine Too and M Line Holdings, Inc.  The judge granted the summary judgment against all three defendants in the amount of $403,860.9, including interest.  Post judgment proceedings have been initiated by Hwacheon.  M Line and Eran Engineering intend to file an appeal.  Motions have been filed to stay enforcement.

Currently M Line and Hwacheon are negotiating a settlement.  It is expected that this matter will be settled shortly.  M Line has provided for $362,000 in its financial statements.

7.	M Line Holdings, Inc. v. Hwacheon Machinery, Orange County Superior Court, Orange County, California, Case No. 30-2010-00369532. The complaint was filed on May 4, 2010

The complaint against Hwacheon seeks declatory relief from the court relieving M Line Holdings from having to respond to Hwacheon’s harassing, burdensome and voluminous requests for documents relating to Hwacheon’s judgment against All American CNC Sales, Inc.  Answer has been filed and case is in discovery phase. No trial date has been set.  Management does not expect a significant financial impact as a result of this lawsuit.

8.	Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC415693.

The Complaint was filed on June 12, 2009.

The Complaint alleges causes of action for breach of contract and common counts against All American CNC seeking damages in the amount of at least $163,578.88, and arises from a claim by Fadal that All American failed to pay amounts due.  On June 26, 2009, Fadal amended the Complaint to include M Line Holdings, Inc. as a Defendant.  On or about August 11, 2009, the Court heard oral argument on Fadal’s Motion for Right to Attach Order and Writ of Attachment.  The Court granted this Motion in part, issuing a Right to Attach Order against All American CNC in the amount of approximately $164,000.  The Court denied the Motion as to M Line Holdings, Inc.  On August 12, 2009, All American CNC filed an Answer to the Complaint.  Management intends to aggressively defend itself against this claim.  No trial date has been set and a provision has been made in the financial statement of All American CNC Sales, Inc. in the sum of $163,578 at December 31, 2010.

The Court has ordered a court mandated mediation which will be heard on March 29, 2011.

9.	Do v. E.M. Tool Company, Orange County Superior Court, Orange County, California, Case No. 30-2009-00123879.

The Complaint was filed on June 1, 2009.

The case against Elite Machine Tool has been settled and a settlement amount was paid by the insurance carrier. There are remaining issues of indemnity between the carrier and other parties but, Elite is no longer involved in the case.

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

Recently the parties agreed to settle but the final numbers have still to be finalized.

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

No provision has been made in the financial statements of the company at December 31, 2010.  The Company’s management believes that payment(s), if any, will be the responsibility of the Workers Compensation Board.

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

Recently a settlement of $50,000 has been reached in this case, requiring payments commencing in March 11, 2011 for ten months.

13.	C. William Kircher Jr. V M Line Holdings, Inc. Orange County Superior Court Case No. 00397576

A former attorney for M Line Holdings, Inc. has sued us seeking damages for failure to pay legal fees in the amount of $120,166.  The response is not due yet as of the date of this Annual Report but will be filed in a timely manner.

Management believes that the amount of the charges by Plaintiff is overstated and intends to defend the action for the amount sought by Plaintiff. The full amount of the claim has been provided for in the 30 June, 2010 financial statements.

Plaintiffs and defendants recently met and agreed to settle this case by April 30, 2011.

14.	M Line Holdings, Inc. V Pacific Western Bank Orange County Superior Court Case No BC448012. The case was filed on 10/21/2010.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to fund against the line of credit when funds were available and also failed to remove two of the personal guarantors after agreeing in writing to do so and MLH is seeking unspecified damages.

15.	Pacific Western Bank V M Line Holdings, Inc. Orange County Superior Court Case No BC448012. The case was filed as a cross-complaint on 11/12/2010.

The Cross-complaint alleges causes of action basically for breach of written agreement and related claims. Defendant failed to repay a credit line when it became due and is also claiming that defendant must repay two equipment loans even though these loans are current due to the terms of the credit line agreement. Cross-complaint is seeking damages of $300,616.

MLH filed an answer on or about 1/21/2011. Plaintiff filed a writ of attachment motion that was defeated by MLH.

16.
In re: Chapter 7 Bankruptcy of All American CNC Sales, Inc.  United  States Bankruptcy Court, Central District of California Case No 8:10-bk-26771-TA.

Case was filed on 11/24/2010. Awaiting notice of 341A hearing date.

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our financial condition, results of operations or liquidity.

8.	Common Stock

During the quarter ended December 31, 2010, the Company issued 40,000 shares of common stock to its new stock transfer agent as part of the fees due to them. The company value the shares at market price on the issuance date total of $2,000.

9.	Related Party Transaction

The related party transactions represented a net receivable of $653,608 at December 31, 2010 as compared to $352,333 at June 30, 2010

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

SEGMENT INFORMATION

Segment information for the three months ended December 31, 2010

	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$1,805,568	$723,227	$-	$2,528,795
Interest Income	-	-	4,637	4,637
Interest Expense	-	21,634	3,902	25,536
Depreciation and Amortization	18,938	55,298	5,861	80,097
Income (loss) before taxes	(46,217)	33,792	(29,165)	(41,588)
Total Assets	625,115	1,807,155	623,095	3,055,364
Capital Expenditure	$-	$-	$-	$-

Segment Information for three months ended December 31, 2009

	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$651,720	$667,203	$-	$1,318,923
Interest Income	-	-	-	-
Interest Expense	-	3,300	11,626	14,926
Depreciation and Amortization	11,847	97,799	295	109,941
Income (loss) before taxes	1,845	(210,868)	(276,133)	(485,156)
Total Assets	523,200	2,574,799	401,669	3,499,668
Capital Expenditure	$-	$-	$-	$-

Segment Information for six months ended December 31, 2010

	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$2,594,464	$1,590,930	$-	$4,185,394
Interest Income	-	-	10,819	10,819
Interest Expense	94	33,996	3,864	37,954
Depreciation and Amortization	37,876	153,097	11,722	202,695
Income (loss) before taxes	21,487	(57,170)	(20,239)	(55,922)
Total Assets	625,115	1,807,155	623,095	3,055,364
Capital Expenditure	$-	$-	$-	$0

Segment Information for six months ended December 31, 2009

	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$1,527,766	$1,439,702	$(386)	$2,967,082
Interest Income	-	-	-	-
Interest Expense	224	7,128	20,763	28,115
Depreciation and Amortization	24,997	195,784	590	221,371
Income (loss) before taxes	(236,266)	(549,692)	(287,702)	(1,073,660)
Total Assets	523,200	2,574,799	401,669	3,499,668
Capital Expenditure	$-	$-	$-	$-

Sales are derived principally from customers located within the United States.

12.	Going Concern and Management Plans

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liabilities in the normal course of business.  However, the Company has an accumulated deficit of  $9,569,512  as of December 31, 2010 and a net loss of $56,722  for the six months ended December 31, 2010.

The Company recognizes that the very weak economy over the past tw to three years and the difficulty in raising new funds has impacted the working capital needs of the Company.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to retain its current short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to attain profitability.

To date the Company has funded its operations from both internally generated cash flow and external sources.  The Company is pursueing additional external capitalization opportunities as necessary to fund its long term goals and objectives.

The company has reached an agreement with Pacific Western Bank for an extension until August 31, 2010 to repay this balance, $218,889, at a stated interest rate equal to the lender’s referenced prime rate plus 1.50%.  We did not pay the outstanding balance by August 31, 2010, and have not received an additional extension.  As a result we are in default under the terms of our line of credit.

The Company is taking steps to refinance the Pacific Western Bank facility but has not finalized a new line as yet.

13.	Subsequent Events

On Januray 4, 2011, the Company issued 1,388,889  shares to Asher Enterprises, Inc. in part settlement of the outstanding loans due them.

On January 11, 2011, the Company issued 250,000 shares to Issuers capital Advisors, LLC as payment of consulting services to the Company.

On Januray 4, 2011 the Company issued 1,000,000 shares to employees of the Company in lieu of salaries due.

In January 2011 a settlement was reached in the lagal matter Tim Consalvi V. M Line Holdings, Inc.  The settlement was for $50,000 with payments of $5,000 per month for ten months commencing March 11, 2011

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of M Line Holdings, Inc. (formerly known as Gateway International Holdings, Inc., and referred to herein as “MLH”, “we,” “us” or “Company”) for the three months ended December 31, 2010, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

The primary components sold by our Precision Manufacturing segment during the quarters ended December 31, 2010 and, 2009, were parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft. The decline in economic activity has an adverse effect on our business. This has had an effect on Panasonic’s orders to us, and, therefore, there has been an adverse effect on our business. In addition, any further decrease may have an impact with the Machine Tools Group, as many of our customers that buy machines from us do business with airline manufacturers.

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

Results of Operations for the Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

	Three months ended December 31,
	2010	2009
Sales by segment:
Machine Sales	$1,805,569	$651,721
Precision Engineering	723,227	667,202
	2,528,796	1,318,923
Gross Profit by segment:
Machine Sales	253,030	132,474
Precision Engineering	458,155	204,826
	711,185	337,300

Sales

Sales in the fiscal 2010 period increased 92% compared to the comparable period in fiscal 2009. The change is attributable to an increase in sales in the Machine Sales Group. Sales increased by 8% in the Precision Manufacturing Group.  Sales in the Machine Sales Group increased by 177%. The sales increase in this group was primarily due to an increase in demand from customers purchasing equipment during this period.

Gross Margin

Gross profit increased by 111% compared to the comparable period in fiscal 2009. The gross profit for the Machine Sales Group increased by 91% due to an increase in margins as a result of customer demand for machines and the ability to purchase better equipment at lower prices.  The economy has resulted in better priced equipment being available for purchase. The increase in margins of 124% within the Precision Manufacturing Group resulted from better margins as a result of customer demand for product in the 2010  period.

Selling, General & Administrative

Selling, general and administrative costs increased by $79,946 compared to the comparable period in fiscal 2009. The change is due to a small increase in personnel costs and costs associated with sales and marketing.

Amortization of Intangible Assets

Amortization expense for intangible assets for the 3 month period ended December 2010 was $18,188 to $10,447  in the comparable period in fiscal 2009.

Interest Expense

Interest expense increased by $10,610- compared to the comparable period in fiscal 2009. The change is attributable to a higher interest charge for Accounts receivable finance.

Gain on Sale of Assets

During the fiscal 2010 period, there was no gain or loss as no assets were sold during the period.

Net Loss

Net losses have reduced from $485,156 for the 3 month period ended December 31, 2009 to $41,588 for the comparative period ended December 31, 2010.  This very significant reduction in losses $443,568 was due to better profit margins obtained on revenues together with significant overhead savings.

Results of Operations for the Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009

	Six months ended December 31,
	2010	2009
Sales by segment:
Machine Sales	$2,594,464	$1,527,766
Precision Engineering	1,590,930	1,439,702
	4,185,394	2,967,468
Gross Profit by segment:
Machine Sales	592,354	215,038
Precision Engineering	845,405	425,373
	1,437,759	640,411

Sales

Sales in the fiscal 2010 period increased 41% compared to the comparable period in fiscal 2009. The change is attributable to an increase in sales in the Machine Sales Group. Sales increased by 11% in the Precision Manufacturing Group.  Sales in the Machine Sales Group increased by 70%. The sales increase in this group was primarily due to an increase in demand from customers purchasing equipment during this period.

Gross Margin

Gross profit increased by 125% compared to the comparable period in fiscal 2009. The gross profit for the Machine Sales Group increased by 175% due to an increase in margins as a result of customer demand for machines and the ability to purchase better equipment at lower prices.  The economy has resulted in better priced equipment being available for purchase. The increase in margins of 99% within the Precision Manufacturing Group resulted from better margins as a result of customer demand for product in the 2010  period.

Selling, General & Administrative

Selling, general and administrative costs decreased by $71,165 compared to the comparable period in fiscal 2009. The change is due primarily to decreases in personnel costs and cost savings within the Company. The greatest savings came from personnel layoffs and salary reductions during the fiscal 2010 period.

Amortization of Intangible Assets

Amortization expense for intangible assets for the period ended September 2010 was $36,376 to  $20,891  in the comparable period in fiscal 2009.

Interest Expense

Interest expense increased by $9,839 compared to the comparable period in fiscal 2009. The change is attributable to higher costs as a result of Accounts Receivable finance..

Gain on Sale of Assets

During the fiscal 2010 period, there was no gain or loss as no assets were sold during the period.

Net Loss

Net losses have reduced from $1,073,660 for the 6 month period ended December 31, 2009 to$56,722 for the 6 month period ended December 31, 2010.  This very significant reduction in losses totaling $1,016,938 was due to better profit margins obtained on revenues together with significant overhead savings.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including Pacific Western Bank. At December 31, 2010 and June 30, 2010, our cash and cash equivalents and working capital decreased and increase by $27,846 and $134,493, respectively.

Cash Flows

The following table sets forth our cash flows for the 6 month period ended December 31:

	2010	2009	Change
Operating activities	127,992	(34,061)	(162,053)
Investing activities	-	-	-
Financing activities	(100,147)	(189,573)	89,427

	27,847	(223,634)	(251,481)

Operating Activities

Operating cash flows during the fiscal 2010 and 2009 fiscal periods reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the 2010 period, non-cash expenses included in our net income and in operating activities totaled $168,776 compared to $218,874 in the 2009 period.

The increase in operating assets and liabilities for the 2010 and 2009 periods were $15,638 and $820,725 respectively. During the 2010 period, the increase was primarily attributable to an increase in accounts payable and accrued expenses.

Investing Activities
We made capital expenditures of $0 and $0 during the first six months of the fiscal 2010 and 2009 periods, respectively.

Financing Activities

During the first six months of the fiscal 2010 and 2009 periods, we repaid (net of borrowings) $100,147 and $189,574, respectively of outstanding debt and capital lease obligations. During the 2010 and 2009 periods, we repaid $0 on our line of credit.

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

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4T.

(b)Management Report on Internal Control Over Financial Reporting

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2010, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

2.           We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions.  Although providing this report in this Quarterly Report, it is optional for us at this time. Written documentation of key internal controls over financial reporting is a requirement   of Section 404 of the Sarbanes-Oxley Act.   Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

The Complaint and Cross-Complaint were dismissed approximately November 2010.

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

No provision has been made as we feel that the litigation has no merit.

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

This action has been stayed due to the bankruptcy filing of All American CNC Sales, Inc.

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

A provision has been made in the December 31, 2010 financials in the amount of $31,764.

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

In a hearing in the Superior Court of California Hwacheon filed an alter ego case against Eran Engineering, Inc., Elite Machine Too and M Line Holdings, Inc.  The judge granted the summary judgment against all three defendants in the amount of $403,860.9, including interest.  Post judgment proceedings have been initiated by Hwacheon.  M Line and Eran Engineering intend to file an appeal.  Motions have been filed to stay enforcement.

Currently M Line and Hwacheon are negotiating a settlement.  It is expected that this matter will be settled shortly.  M Line has provided for $362,000 in its financial statements.

7.	M Line Holdings, Inc. v. Hwacheon Machinery, Orange County Superior Court, Orange County, California, Case No. 30-2010-00369532. The complaint was filed on May 4, 2010

The complaint against Hwacheon seeks declatory relief from the court relieving M Line Holdings from having to respond to Hwacheon’s  harassing, burdensome and voluminous requests for documents relating to Hwacheon’s  judgment against All American CNC Sales, Inc.  Answer has been filed and case is in discovery phase. No trial date has been set.  Management does not expect a significant financial impact as a result of this lawsuit.

8.	Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC415693.

The Complaint was filed on June 12, 2009.

The Complaint alleges causes of action for breach of contract and common counts against All American CNC seeking damages in the amount of at least $163,578.88, and arises from a claim by Fadal that All American failed to pay amounts due.  On June 26, 2009, Fadal amended the Complaint to include M Line Holdings, Inc. as a Defendant.  On or about August 11, 2009, the Court heard oral argument on Fadal’s Motion for Right to Attach Order and Writ of Attachment.  The Court granted this Motion in part, issuing a Right to Attach Order against All American CNC in the amount of approximately $164,000.  The Court denied the Motion as to M Line Holdings, Inc.  On August 12, 2009, All American CNC filed an Answer to the Complaint.  Management intends to aggressively defend itself against this claim.  No trial date has been set and a provision has been made in the financial statement of All American CNC Sales, Inc. in the sum of $163,578 at December 31, 2010.

The Court has ordered a court mandated mediation which will be heard on March 29, 2011.

9.	Do v. E.M. Tool Company, Orange County Superior Court, Orange County, California, Case No. 30-2009-00123879.

The Complaint was filed on June 1, 2009.

The case against Elite Machine Tool has been settled and a settlement amount was paid by the insurance carrier. There are remaining issues of indemnity between the carrier and other parties but, Elite is no longer involved in the case.

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

Recently the parties agreed to settle but the final numbers have still to be finalized.

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
No provision has been made in the financial statements of the company at December 31, 2010.  The Company’s management believes that payment(s), if any, will be the responsibility of the Workers Compensation Board.

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

Recently a settlement of $50,000 has been reached in this case, requiring payments commencing in March 11, 2011 for ten months.

13.	C. William Kircher Jr. V M Line Holdings, Inc. Orange County Superior Court Case No. 00397576

A former attorney for M Line Holdings, Inc. has sued us seeking damages for failure to pay legal fees in the amount of $120,166.30.  The response is not due yet as of the date of this Annual Report but will be filed in a timely manner.

Management believes that the amount of the charges by Plaintiff is overstated and intends to defend the action for the amount sought by Plaintiff. The full amount of the claim has been provided for in the 30 June, 2010 financial statements.

Plaintiffs and defendants recently met and agreed to settle this case by April 30, 2011.

14.	M Line Holdings, Inc. V Pacific Western Bank Orange County Superior Court Case No BC448012. The case was filed on 10/21/2010.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to fund against the line of credit when funds were available and also failed to remove two of the personal guarantors after agreeing in writing to do so and MLH is seeking unspecified damages.

15.	Pacific Western Bank V M Line Holdings, Inc. Orange County Superior Court Case No BC448012. The case was filed as a cross-complaint on 11/12/2010.

The Cross-complaint alleges causes of action basically for breach of written agreement and related claims. Defendant failed to repay a credit line when it became due and is also claiming that defendant must repay two equipment loans even though these loans are current due to the terms of the credit line agreement. Cross-complaint is seeking damages of $300,616.

MLH filed an answer on or about 1/21/2011. Plaintiff filed a writ of attachment motion that was defeated by MLH.

17.
In re: Chapter 7 Bankruptcy of All American CNC Sales, Inc.  United  States Bankruptcy Court, Central District of California Case No 8:10-bk-26771-TA.  Case was filed on 11/24/2010. Awaiting notice of 341A hearing date.

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

M Line Holdings, Inc.

Dated: March 9, 2011		/s/ George Colin
	By:	George Colin
President, Chief Executive
Officer and a Director

Dated: March 9, 2011		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer,
Secretary and a Director