Form 10-Q
period 2011-03-31
M LINE HOLDINGS INC
filed 2011-05-16
CIK 1072248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes ☐     No ☐.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 16, 2011, there were 33,540,845 shares of common stock, par value $0.001, issued and outstanding.

M LINE HOLDINGS, INC.

PART I-FINANCIAL INFORMATION

M LINE HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	As of March 31,	As of June 30
	2011	2010
Assets

Current Assets:
Cash and cash equivalents	$39,553	$50,410
Accounts receivable, net	538,407	613,642
Inventories	800,403	751,300
Due from related party	722,180	352,333
Prepaid and other current assets	-	53,723
Current Assets - Discontinued Operations	8,113	8,113
Total current assets	2,108,656	1,829,521

Property and equipment, net	589,188	813,203
Intangible Assets, net	81,848	136,409
Deposits and other	60,077	60,077
Non Current Assets - Discontinued Operations	23,377	23,377
Total Assets	$2,863,143	$2,862,587

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
Line of Credit	$218,889	$218,889
Accounts Payable	1,098,399	720,565
Accrued Expenses and other	580,140	557,095
Derivative liability	-	98,289
Notes payable - current	163,369	272,941
Convertible notes payable	90,000	100,000
Capital Leases - current	46,106	46,527
Current Liabilities - Discontinued Operations	704,361	704,061
Total Current Liabilities	2,901,264	2,718,367

Notes Payable - long term	39,207	19,750
Capital Leases - long term	16,745	44,310
Deferred Income Taxes	16,710	16,710
Deferred Rent - long term	9,892	39,566
Total liabilities	2,983,818	2,838,703

Shareholders' Equity (Deficit)
Common Stock, $0.001: 100,000,000 shares
Authorized; 33,540,845 and 30,861,956 shares issued and outstanding
at March 31, 2010 and June 30, 2010, respectively	33,541	30,862
Additional paid in capital	9,618,367	9,505,812
Accumulated deficit	(9,761,505)	(9,512,790)
Total stockholders' equity (deficit)	(120,675)	23,884
Total Liabilities and Shareholders' Equity	$2,863,143	$2,862,587

The accompanying notes form an integral part of these unaudited consolidated financial statements

M LINE  HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS  ENDED MARCH  31, 2011 AND 2010
(UNAUDITED)

	Three Month Periods Ended March 31,		Nine Month Period Ended March 31,
	2011	2010	2011	2010

Net sales	$2,139,371	$1,166,970	$6,324,765	$4,134,052
Cost of sales	1,484,619	594,868	4,232,254	2,921,925
Gross Profit	654,752	572,102	2,092,511	1,212,127

Operating expenses:
Selling, general and administrative	823,718	706,188	2,363,506	2,317,142
Amortization of intangible assets	18,188	10,447	54,564	31,337
Total operating income	841,906	716,635	2,418,070	2,348,479

Operating loss	187,154	(144,533)	(325,559)	(1,136,352)

Other income (expense):
Interest Expense	(27,455)	(18,241)	(65,409)	(46,356)
Rental Income	1,001	-	74,700	-
Interest Income	4,801	-	15,620	-
Change in derivative liability	62,370	-	98,289	-
Loss on debt settlement	(45,556)	-	(45,556)	-
Gain on sale of assets	-	-	-	2,497
Total other income (expense)	(4,839)	(18,241)	77,644	(43,859)
Loss from continuing operations before income tax	(191,993)	(162,774)	(247,915)	(1,180,211)

Income tax provision	-	-	800	-
Income from continuing operations after income tax	(191,993)	(162,774)	(248,915)	$(1,180,211)
Loss from discontinued operations, net of income taxes	-	(1,922)	-	(58,145)
NET LOSS	(191,993)	(164,696)	(248,915)	(1,238,356)

NET INCOME PER SHARE:
Basic and diluted net loss per share:
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Discontinued Operations	-	(0.00)	-	(0.00)
Total net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of common shares under in per share calculations (basic and diluted)
Basic	33,047,635	30,861,956	31,590,391	30,861,956
Dilutive	33,047,635	30,861,956	31,590,391	30,861,956

The accompanying notes form an integral part of these unaudited consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(248,715)	$(1,238,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on disposition of assets	-	(2,497)
Depreciation	224,015	301,157
Amortization of intangible assets	54,564	31,337
Shares issued for services	8,600	-
Change in derivative liabilities	98,289	-
Changes in operating assets and liabilities:
Account receivable	75,236	128,425
Inventory	(49,103)	307,903
Prepaid expenses and other assets	53,724	220,902
Due from related party	(329,847)	-
Account payable and accrued expenses	446,434	208,719
Deferred rent	(29,674)	(18,606)
Cash provided by(used in) operating activities	106,944	(61,017)
Cash used in operating activities of discontinued operations	300	-
Net cash provided by(used in) operating activities	107,244	(61,017)

Cash flows from investing activities:
Capital expenditures	-	(54,551)
Proceeds from sale of assets	-	23,934
Net cash used in investing activities:	-	(30,617)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit		-
Payments on notes payable	(90,115)	(81,044)
Payments on capital leases	(27,986)	(71,276)
Net cash used in financing activities	(118,101)	(152,320)

Net increase/(decrease) in cash and cash equivalent	(10,857)	(243,954)

Cash and cash equivalents at beginning of period	50,410	438,030
Cash and cash equivalents at end of period	$39,553	$194,076

Supplemental disclosure of cash flow information:
Cash paid for interest	$65,409	$46,356
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Return of capital lease	$-	$21,054

The accompanying notes form an integral part of these unaudited consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH  31, 2011
(UNAUDITED)

1.	Business

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

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of M Line Holdings, Inc. are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and  nine month periods ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended June 30, 2010.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. There were no potentially dilutive securities as of March 31, 2011 and March  31, 2010, respectively.

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

3.	Inventories

Inventories consist of the following at:

	March 31, 2011	June 30, 2010
Finished Goods and Components	$586,693	$568,695
CNC Machines held for sale	47,450	134,500
Work in Progress	204,655	140,773
Raw Materials and Parts	11,392	12,416
	850,190	856,384
Less: Reserve for inventories	(49,787)	(105,084)
Inventories, net.	$800,403	$751,300

4.	Accrued Expenses

Accrued expenses consist of the following at:

	March 31, 2011	June 30, 2010
Compensation and related benefits	$502,871	$336,595
Audit Fees	15,000	70,000
Other	62,269	150,500
	$580,140	$557,095

5.	Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of March  31, 2011 and June 30, 2010.

CAPITAL LEASES:

	March 31, 2011	June 30, 2010
2011	$53,323	$48,454
2012	18,813	45,693
2013	0	13,900
2014	0	0
2015	0	0
Total minimum lease payments	72,136	108,047
Less amount representing interest	9,285	17,210
Present value of future minimum lease payments	62,851	90,837
Less current portion of capital lease obligations	46,106	46,527
Capital Lease obligations, net of current portion	$16,745	$44,310

6.	Line of Credit and Notes Payable

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

We reached an agreement with Pacific Western Bank for an extension until August 31, 2010 to repay this balance $218,889, at a stated interest rate equal to the lender’s referenced prime rate plus 1.50%.  We did not pay the outstanding balance by August 31, 2010, and have not received an additional extension.  As a result we are in default under the terms of our line of credit.  This line of credit is secured by certain of our assets.  If Pacific Western Bank filed a lawsuit as a result of our default we may be required to sell some assets to repay this obligation.  Per our agreement to extend time for repayment with Pacific Western Bank, at the time of repayment of the line of credit we also agreed to repay any balance due on the equipment loans to Eran Engineering, Inc.  As of March 31, 2011, the balance on these equipment loans totaled $57,931.

As of March 31, 2011, we owed $218,889 under the line of credit with Pacific Western Bank. At March 31, 2011, the Company was in violation of certain covenants with the bank and the Company has not been able to obtain a waiver from the bank.

Notes Payable consist of the following at March 31, 2011 and June 30, 2010

	March 31, 2011	June 30, 2010
Notes payable to financial institutions, secured by the underlying equipment in aggregate monthly installments of $7,292 including interest rates between 7.2% and 9.75% per annum for a period of 50 and 60 months.	$57,931	$98,046

An unsecured note payable to a corporation in respect of accounting software payable in monthly installments of $1,785.	46,811	46,811

An unsecured note payable to a corporation in respect of machines sold to us payable in monthly installments of $5,000.	66,070	86,070

An unsecured note payable to a corporation in settlement of a lawsuit payable
in monthly installments of $5,000.	31,764	61,764

Note payable to a financial institution secured by common stock of the company and payable in full on demand.	90,000	100,000
TOTAL	259,576	392,691
Less Current Portion	253,369	372,941
Long Term Portion	$39,207	$19,750

2011	253,369	372,941
2012	39,207	19,750
2013		-
2014	-	-
Thereafter	-	-
	292,576	392,691

7.	Litigation

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

The Statement of Claim alleges that claimant is an attorney who performed services for us pursuant to an agreement dated April 2, 2007 between us and the claimant.  The Statement of Claim alleges that we breached the agreement and seeks compensatory damages in the amount of $195,000 plus interest, attorneys’ fees and costs.  Management denies the allegations of the Statement of Claim and intends to vigorously defend against these allegations.
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

Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with CNC Manufacturing by failing to deliver a machine that conforms to the specifications requested by CNC Manufacturing, and requests damages totaling $138,750.  Elite Machine filed an Answer timely, on January 15, 2009.  Discovery has commenced in this matter but is not concluded.  Management intends to aggressively defend itself against this claim.    No provision has been made in the attached financial statements as we believe that the litigation has no merit.

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

A provision has been made in the March 31, 2011 financials in the amount of $31,174.

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

In a hearing in the Superior Court of California Hwacheon filed an alter ego case against Eran Engineering, Inc., Elite Machine Too and M Line Holdings, Inc.  The judge granted the summary judgment against all three defendants in the amount of $403,860.91 including interest through February 8, 2011.  Post judgment proceedings have been initiated by Hwacheon.  MLH and Eran Engineering have filed an appeal.  Motions have been filed to stay enforcement which have been stayed.

Currently MLH and Hwacheon are negotiating a settlement.  Management expects that this matter will be settled shortly.  We do not have sufficient information top render an opinion as to the outcome of the appeal in this matter.

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

The Court ordered a court mandated mediation and this was heard in March.  The mediation did not result in a settlement however the parties are still discussing terms of a prospective settlement. We do not have sufficient information to render an opinion as to our client’s potential liability in this matter.

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

The Complaint was filed on April 14, 2009.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to pay Fox Hills Machining for the sale of two machines from Fox Hills to CNC Repos.  The damages sought in the Complaint are estimated to be approximately $30,000.  The Defendants filed an Answer on June 5, 2009.

Recently the parties agreed to settle but the final numbers have still to be finalized. We do not have sufficient information to render an opinion as to our client’s potential liability in this matter.

No provision has been made in the March 31, 2011 financials as the settlement amount is not expected to be material.

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

We do not have sufficient information to render an opinion as to our client’s potential liability in this matter.

12.	Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

A former president of All American CNC Sales, Inc. has filed suit against the Company seeking payment on an alleged severance obligation by the Company. The Complaint does not specify the damages sought.  The parties then reached a settlement in the principal sum of $40,000 to be documented in due course.  Meanwhile a default was entered against MLH, which management believes was in error because a settlement was already reached by the principal parties involved. The default has since been vacated and Company has answered the complaint and has filed a motion for leave to file a cross complaint.

Recently a settlement of $50,000 has been reached in this case, requiring payments commencing on March 11, 2011 for ten months. The first month payment was made however the Company is currently in default of the terms of this settlement agreement.  Potential liability exposure of our client are the amount of the damages under the settlement agreement plus possible attorney’s fees and expenses.

A provision has been made in the March 31, 2011 financials in the amount of $50,000.

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

Plaintiffs and defendants recently met and agreed to settle this case by April 30, 2011.  Due to busy schedules, the parties have agreed to meet in May to settle this case.  We do not have sufficient information to render an opinion as to our client’s potential liability in this matter.

A provision has been made in the March 31, 2011 financials in the amount of $120,166.

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

Pacific western bank has filed a cross complaint alleging causes of action basically for breach of written agreement and related claims.  Defendant failed to repay a credit line when it became due and is also claiming that defendant must repay two equipment loans even though these loans are current due to the terms of the credit line agreement.  Cross complaint is seeking damages of $300,616.
Joseph Gledhill has filed a cross complaint against MLH for indemnity and other causes of action.  MLH’s answer is not due yet. Management intends to vigorously defend this cross complaint.

MLH filed an answer on or about 1/21/11.  The court granted a demur in this case to the Defendant giving MLH time to amend its complaint.  The amended complaint was filed on May 2, 2011.

Plaintiff filed an action for a writ of attachment that was defeated by MLH.

We do not have sufficient information to render an opinion as to our client’s potential liability in this matter.

15.	In re: Chapter 7 Bankruptcy of All American CNC Sales, Inc. United States Bankruptcy Court, Central District of California Case No 8:10-bk-26771-TA. Case was filed on 11/24/2010.

16.	Kolhaas v. M Line Holdings, Inc. Orange County Superior Court, Case No. 30-2011-00442075

Plaintiff filed complaint against client seeking damages of $25,000 for an alleged breach of contract and related causes of action.  Client has filed an answer to the complaint.  Management intends to vigorously defend this case.  We do not have sufficient information to render an opinion as to our client’s potential liability in this matter.

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our financial condition, results of operations or liquidity.

Our opinions expressed above are within the scope of clause (a) of paragraph 5 of the Statement of Policy hereinafter defined.  Our response is limited by, and provided in accordance with, the American Bar Association (the “ABA”) Statement of Policy Regarding Lawyer’s Response to Auditors’ Request for Information (December 1975); Statement on the scope and use of this response (Paragraphs 2 and 7) are specifically incorporated herein by this reference, and any description herein of any loss contingencies (as defined in Paragraph 5 of the Statement) is qualified in its entirety by Paragraph 5 of the Statement and the accompanying Commentary (which is an integral part of the Statement).

8.	Common Stock

During the quarter ended March 31, 2011, the Company issued the following shares of common stock.

1,388,889 shares of common stock to Asher Enterprises, Inc., in part settlement of the outstanding loans due to them. The company valued the shares at market price on the issuance date, in the sum of $55,556.

250,000 shares of common stock to Issuers Capital Advisors, LLC., as payment of consulting services to the company. The company valued the shares at market price on the issuance date in the sum of $5,000.

1,000,000 shares of common stock to employees of the company in lieu of salaries due.  The company valued the shares at market price on the issuance date in the sum of $40,000.00.

9.	Related Party Transaction

The related party transactions represented a net receivable of $722,180 at March 31, 2011 as compared to $352,333 at June 30, 2010

The related party is a large shareholder of the Company.  The amount is due on demand, interest free and unsecured.

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

SEGMENT INFORMATION

Segment Information for three months ended March  31, 2011

	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$1,253,239	$886,132	$-	$2,139,371
Interest Income	-	-	0	0
Interest Expense	2,077	23,379	2,000	27,455
Depreciation and Amortization	18,938	51,084	5,861	75,883
Income (loss) before taxes	(107,673)	(3,353)	(80,967)	(191,993)
Total Assets	361,217	1,845,486	656,440	2,863,143

Segment Information for three months ended March  31, 2010

	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$404,375	$762,595	$-	$1,166,970
Interest Income	-	-	-	-
Interest Expense	1,772	2,821	13,648	18,241
Depreciation and Amortization	11,196	97,799	2,128	111,123
Income (loss) before taxes	(95,160)	(1,250)	(68,286)	(164,696)
Total Assets	85,641	2,350,440	1,109,508	3,545,589

Segment Information for nine months ended March  31, 2011

	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$3,847,703	$2,477,062	$-	$6,324,765
Interest Income	-	-	15,620	15,620
Interest Expense	2,171	57,375	5,863	65,409
Depreciation and Amortization	56,814	204,181	17,584	278,579
Income (loss) before taxes	(92,589)	(60,523)	(94,903)	(247,915)
Total Assets	361,217	1,845,486	656,440	2,863,143

Segment Information for nine months ended March  31, 2010

	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$1,932,141	$2,202,297	$(386)	$4,134,052
Interest Income	-	-	-	-
Interest Expense	1,996	9,949	34,411	46,356
Depreciation and Amortization	36,193	293,583	2,718	332,494
Income (loss) before taxes	(376,333)	(550,941)	(311,082)	(1,238,356)
Total Assets	85,641	2,350,440	1,109,508	3,545,589

11.	Going Concern and Management Plans

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liabilities in the normal course of business.  However, the Company has an accumulated deficit of  $9,761,455 as of March  31, 2011 and a net loss of $248,715 for the nine months ended March 31, 2011.

The Company recognizes that the very weak economy over the past two to three years and the difficulty in raising new funds has impacted the working capital needs of the Company.

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

To date the Company has funded its operations from both internally generated cash flow and external sources.  The Company is pursuing additional external capitalization opportunities as necessary to fund its long term goals and objectives.

The company reached an agreement with Pacific Western Bank for an extension until August 31, 2010 to repay this balance, $218,889, at a stated interest rate equal to the lender’s referenced prime rate plus 1.50%.  We did not pay the outstanding balance by August 31, 2010, and have not received an additional extension.  As a result we are in default under the terms of our line of credit.

The Company is currently in negotiation with various funding sources to refinance the equipment and receivables at Eran Engineering, Inc. This proposed refinancing if obtained would not only add additional working capital but will result in the repayment of the remaining leases and line of credit at Pacific Western Bank.  The Company believes that it will continue to finance ongoing operations.

12.	Subsequent Events

None.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of M Line Holdings, Inc. (formerly known as Gateway International Holdings, Inc., and referred to herein as “MLH”, “we,” “us” or “Company”) for the three months ended March 31, 2011, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

The primary components sold by our Precision Manufacturing segment during the quarters ended March 31, 2011 and, 2010, were parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft. The decline in economic activity has an adverse effect on our business. This has had an effect on Panasonic’s orders to us, and, therefore, there has been an adverse effect on our business. In addition, any further decrease may have an impact with the Machine Tools Group, as many of our customers that buy machines from us do business with airline manufacturers.

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

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

	Three months ended March 31,
	2011	2010
Sales by segment:
Machine Sales	$1,253,239	$404,375
Precision Engineering	886,132	762,595
	2,139,371	1,166,970
Gross Profit by segment:
Machine Sales	167,067	166,422
Precision Engineering	487,685	405,680
	654,752	572,102

Sales

Sales in the fiscal 2011 period increased 81% compared to the comparable period in fiscal 2010. The change is attributable to an increase in sales in the Machine Sales Group. Sales increased by 16% in the Precision Manufacturing Group.  Sales in the Machine Sales Group increased by 315%. The sales increase in this group was primarily due to an increase in demand from customers purchasing equipment during this period.

Gross Margin

Gross profit increased by 14% compared to the comparable period in fiscal 2010. The gross profit for the Machine Sales Group did not increase for the period as margins were lower for this period in comparison to the prior year. The increase in margins of 20% within the Precision Manufacturing Group resulted from better margins as a result of customer demand for product.

Selling, General & Administrative

Selling, general and administrative costs increased by $128,607 compared to the comparable period in fiscal 2010. The change is due to a small increase in personnel costs and costs associated with sales and marketing.

Amortization of Intangible Assets

Amortization expense for intangible assets for the 3 month period ended March 2011 was $18,188 to $10,447  in the comparable period in fiscal 2010.

Interest Expense

Interest expense increased by $9,214 compared to the comparable period in fiscal 2010. The change is attributable to a higher interest charge for Accounts receivable finance.

Gain on Sale of Assets

During the current 3 month period ended March 31, 2011, there was no gain or loss as no assets were sold during the period.

Net Loss

Net losses have increased from $164,696 in the prior period to $191,993 in the 3 month period ended March 31, 2011.  This increase in the loss for the current period was not very significant and was the result in lower margins earned in the machine sales group for the current period.

Results of Operations for the Nine Months Ended March 31, 2011 Compared to the Nine Months Ended March 31, 2010

	Nine months ended March 31,
	2011	2010
Sales by segment:
Machine Sales	$3,847,703	$1,932,141
Precision Engineering	2,477,062	2,201,911
	6,324,765	4,134,052
Gross Profit by segment:
Machine Sales	759,421	381,459
Precision Engineering	1,333,090	830,668
	2,092,511	1,212,127

Sales

Sales in the fiscal 2011 period increased 53% compared to the comparable period in fiscal 2010. The change is attributable to an increase in sales in the Machine Sales Group. Sales increased by 12% in the Precision Manufacturing Group.  Sales in the Machine Sales Group increased by 99%. The sales increase in this group was primarily due to an increase in demand from customers purchasing equipment during this period.

Gross Margin

Gross profit increased by 73% compared to the comparable period in fiscal 2010. The gross profit for the Machine Sales Group increased by 99% due to an increase in margins as a result of customer demand for machines and the ability to purchase better equipment at lower prices.  The economy has resulted in better priced equipment being available for purchase. The increase in margins of 60% within the Precision Manufacturing Group resulted from better margins as a result of customer demand for product in the 2011  period.

Selling, General & Administrative

Selling, general and administrative costs increased by $57,441 compared to the comparable period in fiscal 2010. The change is due primarily to an increase in personnel costs and sales and marketing expense.

Amortization of Intangible Assets

Amortization expense for intangible assets for the period ended March 31, 2011 was $54,564 to  $31,337  in the comparable period in fiscal 2010.

Interest Expense

Interest expense increased by $19,053 compared to the comparable period in fiscal 2010. The change is attributable to higher costs as a result of Accounts Receivable finance..

Gain on Sale of Assets

During the fiscal 2011 period, there was no gain or loss as no assets were sold during the period.

Net Loss

Net losses have reduced from $1,238,356 for the 9 month period ended March 31, 2010 to $259,792 for the 9 month period ended March 31, 2011.  This very significant reduction in losses totaling $978,564 was due to better profit margins obtained on revenues together with significant overhead savings.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including Pacific Western Bank. At March 31, 2011 and June 30, 2010, our cash and cash equivalents and working capital decreased and increase by $39,553 and $134,493, respectively.

Cash Flows

The following table sets forth our cash flows for the 9 month period ended March 31:

	2011	2010	Change
Operating activities	107,244	(61,017)	168,261
Investing activities	0	(30,617)	30,617
Financing activities	(118,101)	(152,320)	34,219

	(10,857)	(243,954)	233,097

Operating Activities

Operating cash flows during the fiscal 2011 and 2010 fiscal periods reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the 2011 period, non-cash expenses included in our net income and in operating activities totaled $188,890 compared to $329,997 in the 2010 period.

Investing Activities
We made capital expenditures of $0 and $(54,551) during the first nine months of the fiscal 2011 and 2010 periods, respectively.

Financing Activities

During the first nine months of the fiscal 2011 and 2010 periods, we repaid (net of borrowings) $118,101 and $152,320, respectively of outstanding debt and capital lease obligations. During the 2011 and 2010 periods, we repaid $0 on our line of credit.

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

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4T.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of March 31, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

The Statement of Claim alleges that claimant is an attorney who performed services for us pursuant to an agreement dated April 2, 2007 between us and the claimant.  The Statement of Claim alleges that we breached the agreement and seeks compensatory damages in the amount of $195,000 plus interest, attorneys’ fees and costs.  Management denies the allegations of the Statement of Claim and intends to vigorously defend against these allegations.
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

Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with CNC Manufacturing by failing to deliver a machine that conforms to the specifications requested by CNC Manufacturing, and requests damages totaling $138,750.  Elite Machine filed an Answer timely, on January 15, 2009.  Discovery has commenced in this matter but is not concluded.  Management intends to aggressively defend itself against this claim.    No provision has been made in the attached financial statements as we believe that the litigation has no merit.

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

A provision has been made in the March 31, 2011 financials in the amount of $31,174.

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

In a hearing in the Superior Court of California Hwacheon filed an alter ego case against Eran Engineering, Inc., Elite Machine Too and M Line Holdings, Inc.  The judge granted the summary judgment against all three defendants in the amount of $403,860.91 including interest through February 8, 2011.  Post judgment proceedings have been initiated by Hwacheon.  MLH and Eran Engineering have filed an appeal.  Motions have been filed to stay enforcement which have been stayed.

Currently MLH and Hwacheon are negotiating a settlement.  Management expects that this matter will be settled shortly.  We do not have sufficient information top render an opinion as to the outcome of the appeal in this matter.

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

The Court ordered a court mandated mediation and this was heard in March.  The mediation did not result in a settlement however the parties are still discussing terms of a prospective settlement. We do not have sufficient information to render an opinion as to our client’s potential liability in this matter.

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

The Complaint was filed on April 14, 2009.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to pay Fox Hills Machining for the sale of two machines from Fox Hills to CNC Repos.  The damages sought in the Complaint are estimated to be approximately $30,000.  The Defendants filed an Answer on June 5, 2009.

Recently the parties agreed to settle but the final numbers have still to be finalized. We do not have sufficient information to render an opinion as to our client’s potential liability in this matter.

No provision has been made in the March 31, 2011 financials as the settlement amount is not expected to be material

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

We do not have sufficient information to render an opinion as to our client’s potential liability in this matter.

12.	Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

A former president of All American CNC Sales, Inc. has filed suit against the Company seeking payment on an alleged severance obligation by the Company. The Complaint does not specify the damages sought.  The parties then reached a settlement in the principal sum of $40,000 to be documented in due course.  Meanwhile a default was entered against MLH, which management believes was in error because a settlement was already reached by the principal parties involved. The default has since been vacated and Company has answered the complaint and has filed a motion for leave to file a cross complaint.

Recently a settlement of $50,000 has been reached in this case, requiring payments commencing on March 11, 2011 for ten months. The first month payment was made however the Company is currently in default of the terms of this settlement agreement.  Potential liability exposure of our client are the amount of the damages under the settlement agreement plus possible attorney’s fees and expenses.

A provision has been made in the March 31, 2011 financials in the amount of $50,000.

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

Plaintiffs and defendants recently met and agreed to settle this case by April 30, 2011.  Due to busy schedules, the parties have agreed to meet in May to settle this case.  We do not have sufficient information to render an opinion as to our client’s potential liability in this matter.

A provision has been made in the March 31, 2011 financials in the amount of $120,166.

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

Pacific western bank has filed a cross complaint alleging causes of action basically for breach of written agreement and related claims.  Defendant failed to repay a credit line when it became due and is also claiming that defendant must repay two equipment loans even though these loans are current due to the terms of the credit line agreement.  Cross complaint is seeking damages of $300,616.

Joseph Gledhill has filed a cross complaint against MLH for indemnity and other causes of action. MLH’s answer is not due yet. Management intends to vigorously defend this cross complaint.

MLH filed an answer on or about 1/21/11.  The court granted a demur in this case to the Defendant giving MLH time to amend its complaint.  The amended complaint was filed on May 2, 2011.

Plaintiff filed an action for a writ of attachment that was defeated by MLH.

We do not have sufficient information to render an opinion as to our client’s potential liability in this matter.

15.	In re: Chapter 7 Bankruptcy of All American CNC Sales, Inc. United States Bankruptcy Court, Central District of California Case No 8:10-bk-26771-TA. Case was filed on 11/24/2010.

16.	Kolhaas v. M Line Holdings, Inc. Orange County Superior Court, Case No. 30-2011-00442075

Plaintiff filed complaint against client seeking damages of $25,000 for an alleged breach of contract and related causes of action.  Client has filed an answer to the complaint.  Management intends to vigorously defend this case.  We do not have sufficient information to render an opinion as to our client’s potential liability in this matter.

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our financial condition, results of operations or liquidity.

Our opinions expressed above are within the scope of clause (a) of paragraph 5 of the Statement of Policy hereinafter defined.  Our response is limited by, and provided in accordance with, the American Bar Association (the “ABA”) Statement of Policy Regarding Lawyer’s Response to Auditors’ Request for Information (December 1975); Statement on the scope and use of this response (Paragraphs 2 and 7) are specifically incorporated herein by this reference, and any description herein of any loss contingencies (as defined in Paragraph 5 of the Statement) is qualified in its entirety by Paragraph 5 of the Statement and the accompanying Commentary (which is an integral part of the Statement).

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

Money Line Capital Letter of Intent

Letter of Intent with Money Line Capital, Inc.

On June 30, 2009, we entered into a binding Letter of Intent (the “LOI”) with Money Line Capital,Inc., a California corporation (“MLCI”). MLCI is our largest shareholder and specializes in business financing transactions and holds equity in a number of operating subsidiaries in various fields, including financing, aerospace, real estate, media, beverage, and technology. Under the LOI the parties agree to complete a transaction whereby all the MLCI shareholders will exchange their shares of MLCI stock for shares of our stock. No cash will be exchanged in his transaction. The parties had agreed to negotiate in good faith to close the transaction on or before January 29, 2010, however due to the downturn in the economy MLCI’s inability to complete the required audits, and the desire of our Board of Directors to get as favorable a valuation for our common stock as possible, the parties have put the merger transaction on hold indefinitely. In order for us to finalize the transaction we must be current in our reporting obligations under the Securities and Exchange Act of 1934, as amended, and be publicly-traded at the time of the closing; and MLCI must have its financial statements (and its subsidiaries, as applicable) audited for the period ended June 30, 2010, as well as completing a valuation by a qualified third-party company.

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

M Line Holdings, Inc.

Dated: May 16, 2011		/s/ George Colin
	By:	George Colin
President, Chief Executive
Officer and a Director

Dated: May 16, 2011		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer,
Secretary and a Director