Form 10-K
period 2011-06-30
M LINE HOLDINGS INC
filed 2011-10-13
CIK 1072248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Aggregate market value of the voting stock held by non-affiliates: $1,695,512 as based on last reported sales price of such stock.  The voting stock held by non-affiliates on that date consisted of 16,955,124 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of September 30, 2011, there were 41,470,845 shares of common stock, par value $0.001, issued and outstanding.

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

Acquisition of Elite Machine and Reverse Acquisition Accounting

On December 11, 2001, we finalized an agreement to acquire 100% of the issued and outstanding capital stock of E.M. Tool Co., Inc. dba Elite Machine Tool . Immediately prior to the merger, we had 100,000,000 shares authorized, of which 6,768,000 shares were outstanding. Pursuant to the merger, all of the outstanding shares of Elite Machine, aggregating 21,262 shares, were exchanged for shares of our common stock on a 1 to 1,274 basis or into 27,072,000 (net of 600,000 shares subsequently cancelled) shares of our common stock leaving a total of 33,240,000 shares of common stock issued and outstanding after the merger. Immediately after the merger, our previous officers and directors resigned and the executive officers and directors of Elite Machine were elected and appointed to such positions, thereby effecting a change of control.

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

The Remedial Measures and Re-Registration of our Common Stock

We have new and different management since our common stock was deregistered and de-listed.  As a result of the Commission’s action, our management underwent a comprehensive review of the primary causes for our delinquent reports, and our inability to timely remedy these issues. Although the primary cause of our inability to file timely compliant reports was the breach of the acquisition agreements by the companies we acquired, there was also inadequate internal financial personnel in place to properly review these acquisitions and perform the day-to-day accounting functions necessary for a reporting company under the Exchange Act. In order to remedy these issues we have undergone numerous changes. With respect to our management, we have undergone the following changes: i) Lawrence A. Consalvi stepped down as our President, Chief Executive Officer , ii) Timothy D. Consalvi was appointed as our President and Chief Executive Officer, and was from November, 2006 until December 2008 when he resigned from those positions; and iii) Stephen M. Kasprisin, who has a long public company accounting background, was our full-time Chief Financial Officer from November 2006 until October 2007, and then was our part-time Chief Financial Officer until March 31, 2009, when he resigned and we hired Mr. Jitu Banker as our full time Chief Financial Officer. With respect to our board of directors, in early 2009 we appointed George Colin, Jitu Banker and Robert Sabahat to our board of directors.

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

Business Overview

We currently conduct all of our operations through two of our two wholly-owned subsidiaries: Elite Machine and Eran Engineering. We ceased operations of our third subsidiary, All American, effective June 30, 2010. Through our two operating subsidiaries we provide services and products to the machine tool industry, including the sale of refurbished CNC machines and the manufacture of precision metal components.

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

Money Line Capital Letter of Intent

As part of that strategy, on June 30, 2010, we entered into a binding Letter of Intent (the “LOI”) with Money Line Capital, Inc. (“MLCI”).  MLCI is our largest shareholder and specializes in business financing transactions and holds equity in a number of operating subsidiaries in various fields, including financing, aerospace, real estate, media, beverage, and technology.  Under the LOI the parties agree to complete a transaction whereby all the MLCI shareholders will exchange their shares of MLCI stock for shares of our stock.  No cash will be exchanged in this transaction.  The parties had agreed to negotiate in good faith to close the transaction on or before January 29, 2010, however due to the downturn in the economy, MLCI’s inability to complete the required audits, and the desire of our Board of Directors to get as favorable a valuation for our common stock as possible, the parties have put the merger transaction on hold indefinitely.  In order for us to finalize the transaction we must be current in our reporting obligations under the Securities and Exchange Act of 1934, as amended, and be publicly-traded at the time of the closing; and MLCI must have its financial statements (and its subsidiaries, as applicable) audited for the period ended June 30, 2011, as well as completing a valuation by a qualified third-party company.  We have re-evaluated the acquisition of MLCI as a whole and we now plan on acquiring certain subsidiaries of MLCI one at a time in order to reduce the costs associated with this transaction.

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

For the years ended June 30, 2011, and 2010, the Machine and Tools Group accounted for $6,179,472 (62%) and $2,843,436 (46%) of our total sales, respectively. This segment of our business also accounted for 41% and 57% of our gross profits for the years ended June 30, 2011, and 2010, respectively.

(a)           Company Overview

Elite Machine is a California corporation and was founded in 1990 by our former Director and Executive Vice President, Lawrence A. Consalvi. Mr. Consalvi was also the President of Elite Machine. Through the reverse merger transaction described above, Elite Machines became our wholly-owned subsidiary, which today specializes in the sale of previously-owned CNC machine tools from CNC machine manufacturers including Mori Seiki, Matsuura and Kitamura. Elite Machine is a leading dealer of pre-owned CNC machines in the Western United States. Elite Machine purchases high-quality used CNC machinery from Japan, Europe, and the United States, and then inspects and where necessary repairs and refurbishes them prior to resale. Elite Machine’s refurbishments on CNC machines it purchases typically include painting, replacing parts, and servicing the machine.

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

(d)           Sales, Marketing and Distribution.

The Elite Machine product line consists primarily of used CNC machines. These machines are predominately marketed through our in-house sales staff. Sales personnel are assigned regions and sell the machines in their territory.  Used machines are sold on a warranty basis, typically with a 30-day expiration, and generally include installation of the machine at the customer’s location. We also sell machine tools through alternative channels such as the internet and auctions.

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

(n)           Employees.

As of June 30, 2011, we, with our subsidiaries, employ a total of 65 full-time employees, including 2 executive employees. Of these employees our Machine Sales Group employs 2 managerial employees, and 9 employees engaged in the sales and processing of CNC machine sales and the precision manufacturing group employs 5 managerial employees and 47 machinists and support personnel.

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

For the years ended June 30, 2011 and 2010, the Precision Manufacturing Group accounted for $3,721,228 (38%) and $3,370,750 (54%) of our sales, respectively.  This segment of our business also accounted for 59% and 44% of our gross profits for the years ended June 30, 2011 and 2010, respectively.

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

(b)           Product Manufacturing.

Eran Engineering manufactures and assembles specialized, precision components used in equipment and machinery in the commercial aviation, medical, aerospace and defense industries. The primary components sold by Eran during the years ended June 30, 2011 and 2010, were parts sold to Panasonic Avionics Corporation, a leading provider of in-flight entertainment systems for commercial aircraft. The other components were parts manufactured for, and sold to, medical companies and general commercial aircraft companies. Eran Engineering maintains approximately 39 CNC machines for use in its specialized manufacturing processes. Joseph T.W. Gledhill, one of our former Directors and Executive Vice Presidents, serves as the President of Eran Engineering.

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

(e)           Competition.

The market for precision part manufacturing is extremely competitive. There are no substantial barriers to entry, and we continue to face competition from domestic and international manufacturers. We believe that our ability to compete successfully depends upon a number of factors, including market presence, connections in the industry, reliability, low error rate, technical expertise and functionality, performance and quality of our parts, on time deliveries, customization, the pricing policies of our competitors, customer support, our ability to support industry standards, and industry and general economic trends.

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

The competition for design, manufacturing and service in precision machining and machine tools consists of independent firms, many of which, however, are smaller than our collective group of wholly-owned subsidiaries. We believe that this allows us to bring a broader spectrum of support to its customers.

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

(g)           Dependence on Major Customers.

Eran has two major customers:  Panasonic Avionics Corp., which accounted for 23.8% and 37% of our total revenue for the years ended June 30, 2011 and 2010, respectively, and Iris Diagnostics, which accounted for 4.7% and 10% of our total revenue for the years ended June 30, 2011 and 2010, respectively.

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

Although there are not many regulations on the manufacturing of precision parts, there are certifications companies can receive in the industry. Eran is ISO 9001-2008 and AS9100 rev. C registered.

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

The precision manufacturing division utilizes various coolants and lubricants that could be considered hazardous waste. Care is taken to prevent accidental discharge and all coolants and lubricants removed from machines are contained and disposed of by an outside waste disposal company. In addition, our Tustin facility is subject to certain local waste water regulations and is required annually to have its waste water and backflow prevention equipment tested by an outside testing agency. The last test was performed in July 2011 and we passed without exception.

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

(m)           Employees.

As of June 30, 2011, we, with our subsidiaries, employ a total of 65 full-time employees, including 2 executive employees. For the precision manufacturing group, we employ 4 managerial employees, 1 sales manager, and 47 employees engaged in precision metal parts manufacturing related positions  and the machinery sales group employs 2 managerial employees and 9 sales and support personnel.

We are not aware of any problems in its relationships with its employees.  The Company’s employees are not represented by a collective bargaining organization and the Company has never experienced any work stoppage.

Discontinued Operations

Effective June 30, 2009, our Board of Directors elected to cease the operations of All American because the business was no longer economically feasible.  During the year ended June 30, 2009, All American was part of our machine tools group.  The company sold new CNC machines it purchased from third party manufacturers.  As a result of All American shutting down its operations on June 30, 2009, the operations of All American are no longer included in the accompanying financial statements.

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

Our share ownership is concentrated.

Money Line Capital, Inc., our largest shareholder, controls approximately 38% of our outstanding common stock.  Our officers and directors, as a group, own a majority of Money Line Capital, Inc.’s common stock and own an additional 16.5% of our common stock as a group.  As a result, these stockholders can exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, these stockholders may dictate the day to day management of the business. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors. In addition, the interests of these stockholders may not always coincide with the interests of our other stockholders.

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

We have two customers that account for greater than 24% of our total sales for the year ended June 30, 2011.

Panasonic Avionics Corp. account for 24% of our total sales for the years ended June 30, 2011 and 2010, respectively.  We do not have a long term, exclusive agreement with these customers. If either of these customers reduced or stopped ordering precision parts from Eran it would have a material adverse impact on our consolidated sales, results of operations and cash flows.

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

As of June 30, 2011 the Company owed Pacific Western Bank $236,400, $218,889 at June 30, 2010).

Since the year end on September 1, 2011, the Company settled the dispute with Pacific Western Bank that not only settles all outstanding legal disputes between the parties but agrees monthly payments that will pay off the balance due to Pacific Western Bank.  The first payment of $15,000 was due on September 30  and has been paid by the Company.  The monthly payments continue as follows:

October 30, 2011	$15,000
November 30 through March 31, 2012	$20,000
April 30 through May 31, 2012	$25,000
June, 2012	Balance due in full

Interest accrues at 6% per annum.  These payments will not only pay off the remainder of the Company’s line of credit but also the balance due from Eran Engineering on the remaining equipment loan with Pacific Western Bank.

Under the terms of the agreement the Company can pay off any balance due to Pacific Western bank at any time without penalty.  If we fail to timely payoff the balance owed to Pacific Western Bank we will be in default and default penalties will applies.

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

ITEM 2 – PROPERTIES

In July, 2007, we entered into a 5-year triple net lease for approximately 48,600 square feet of manufacturing and office space in a free-standing industrial building at 2672 Dow Avenue, Tustin, California 92780 for a average monthly rental of $28,390 for the first 12 months, $35,090 for the second 12 months, $36,143 for the third 12 months, $37,227 for the fourth 12 months and $38,334 for the final 12 months. We recently finalized an amendment to the lease agreement that extends the lease under new terms that commences on October 1, 2011 and continues until June 30, 2017.  The rent for month 1(October 2011) through month 21 is $27,741, month 22 to 33 $28,573, month 34 to 45, $29,430, month 46 to 57, $30,313 and month 58 to 69, $31,223

We also have a five year lease for approximately 13,820 square feet of office and warehouse space located at 3840 East Eagle Drive, Anaheim, California at a monthly rental rate of $8,777 for the first year, $9,040 for the second year, $9,311 for the third year, $9,591 for the fourth year, and $9,879 for the fifth year.  The lease for this property began September 1, 2010 and expires on August 31, 2015.  The Machines Sales Group resides at this location.

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

No provision has been made in the June 30, 2011 financial statements as we feel that the litigation has no merit and the likelihood of any liability is extremely low.

2.           CNC Manufacturing v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650.

Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with CNC Manufacturing by failing to deliver a machine that conforms to the specifications requested by CNC Manufacturing, and requests damages totaling $138,750.  Elite Machine filed an Answer timely, on January 15, 2009.    This case was settled on September 12, 2011 in an amount of $27,500.  This amount is to be paid in three monthly payments commencing on October 25, 2011.

A provision has been made for $27,500 in the June 30, 2011 financial statements.

3.           Sunbelt Machine Works Corp. v. All American CNC Sales, Inc., United States District Court, Southern District of Texas, Case No. 4:09-cv-108.

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

A satisfaction of judgment agreement was entered into by the parties on January 25, 2010. The settlement amount was $152,802.49 to be paid by a Mori Seki MH-50 machine valued at $59,000, with the balance being paid in 13 monthly installments of $5,000 commencing February 15, 2010 with interest at the rate of approximately .44% per annum, the remaining balance being paid in March 2011.

A provision has been made in the June 30, 2011 financial statements in the amount of $31,174.

4.           Hwacheon Machinery v. All American CNC Sales, Circuit Court of the 19th Judicial Circuit, Lake County, Illinois, Case No. 09L544.

The Complaint was filed on June 8, 2009. The Complaint alleges causes of action for account stated, and arises from a claim by Hwacheon that All American CNC has not paid it for machines sold to All American CNC.  The Complaint seeks damages of approximately $362,000.  All American filed an answer on or about July 15, 2009.  Default has been entered against All American CNC Sales, Inc.

In a hearing in the Superior Court of California Hwacheon filed an alter ego case against Eran Engineering, Inc., Elite Machine Too and M Line Holdings, Inc.  The judge granted the summary judgment against all three defendants in the amount of $403,860.91 including interest through February 8, 2011.  Post judgment proceedings have been initiated by Hwacheon.  MLH and Eran Engineering filed an appeal.  Motions have been filed to stay enforcement.

Currently MLH and Hwacheon are negotiating a settlement.  The settlement agreement is expected to be signed shortly. A provision has been made in the June 30, 2011 financial statements. Subsequent to the year end the Company has paid $277,363

    5.           Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC415693.

The Complaint was filed on June 12, 2009.

The Complaint alleges causes of action for breach of contract and common counts against All American CNC seeking damages in the amount of at least $163,578.88, and arises from a claim by Fadal that All American failed to pay amounts due.  On June 26, 2009, Fadal amended the Complaint to include M Line Holdings, Inc. as a Defendant.

A settlement agreement in the amount of $60,000 was signed on May 31, 2011.  This amount is to be paid in 12 monthly installments starting on January 1, 2012.

A provision for $60,000 has been made in the June 30, 2011 financial statements.

6.           Do v. E.M. Tool Company, Orange County Superior Court, Orange County, California, Case No. 30-2009-00123879.

The Complaint was filed on June 1, 2009.

The case against Elite Machine Tool has been settled in 2010 and a settlement amount was paid by the insurance carrier. There are remaining issues of indemnity between the carrier and other parties but Elite is no longer involved in the case.

7.           Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.

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

Recently the parties agreed to settle but the final numbers have still to be finalized. .   A provision of $10,000 has been made in the June 30, 2011  financial statements.

8.           Laureano v. Eran Engineering, State of California Worker’s Compensation Appeals Board, no case number.

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

9.           C. William Kircher Jr. V M Line Holdings, Inc.  Orange County Superior Court Case No. 00397576

A former attorney for M Line Holdings, Inc. has sued us seeking damages for failure to pay legal fees in the amount of $120,166.30.  The response is not due yet as of the date of this Annual Report but will be filed in a timely manner.

This case has settled.  The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock.

A provision for $60,000 has been made in the June 30, 2011 financial statements.

10.         M Line Holdings, Inc.  V  Pacific Western Bank Orange County Superior Court Case No BC448012. The case was filed on 10/21/2010.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to fund against the line of credit when funds were available and also failed to remove two of the personal guarantors after agreeing in writing to do so and MLH is seeking unspecified damages.

This case has settled based on payment terms as agreed between the parties.

11.           Pacific Western Bank  V  M Line Holdings, Inc.   Orange County Superior Court Case No BC448012. The case was filed as a cross-complaint on 11/12/2010.

The Cross-complaint alleges causes of action basically for breach of written agreement and related claims. Defendant failed to repay a credit line when it became due and is also claiming that defendant must repay two equipment loans even though these loans are current due to the terms of the credit line agreement. Cross-complaint is seeking damages of $300,616.

This case has settled based on payment terms as agreed between the parties.

A provision has been provided for in the June 30, 2011 financial statements

12.            Neal Kohlhaas v. M Line Holdings, INC.  Orange County Superior Court Case No. 30-2011-00442075.

Plaintiff has filed suit against M Line alleging a breach of a consulting agreement and seeking damages in the amount of approximately $20,000.  Company has decided to defend the action on the basis that services were not provided as agreed or expected.  The case is currently in the discovery phase of litigation.  We do not have sufficient information at this time to render an opinion regarding a potential outcome or possible financial impact on the company.

No provision has been made in the June 30, 2011 financials as we believe that the case has no merit, and there is little  likelihood of any liability to  the Company.

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

Recently a settlement of $50,000 has been reached in this case, requiring payments commencing on March 11, 2011 for ten months. The first two month’s payment have been made however the Company is currently in default of the terms of this settlement agreement.  Mr. Consalvi has filed his stipulated judgment.

14.           Joe Gledhill v. M Line Holdings, Inc., et. al.-  Los Angeles Superior Court Case No. BC 448012

Joseph Gledhill, a former officer and director of the company and its subsidiary Eran Engineering has filed suit within the Pacific Western case seeking indemnity of the Pacific Western claim and various other causes of action.  Management has decided to vigorously defend these claims and believes Mr. Gledhill’s suit has no merit. We do not have sufficient information at this time to render an opinion regarding a potential outcome or possible financial impact on the company.

No provision has been made in the June 30, 2011 financials as the company has settled the case with Pacific Western Bank therefore the Company believes that the case merit with little likelihood of any liability being incurred by the Company.

15.           M Line Holdings, Inc., v. Timothy Consalvi, et. al.-  Orange County  Superior Court Case No. 30-201100493329

M Line has recently filed suit against two of its former directors alleging that they breached their fiduciary duty to the company by mismanaging the corporate affairs of the company and its subsidiaries resulting in damages to the company and its subsidiaries.  Defendants have not yet been served or have not answered the complaint at this time.   We do not yet have sufficient information to render an opinion on potential outcome of this matter or the financial impact on the company.

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our financial condition, results of operations or liquidity

ITEM 4 – (REMOVED AND RESERVED).

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

Fiscal Year Ended		Bid Prices
June 30,	Period	High	Low

2010	First Quarter	N/A	N/A
	Second Quarter	$0.25	$0.01
	Third Quarter	$0.30	$0.07
	Fourth Quarter	$0.10	$0.05

2011	First Quarter	$0.08	$0.05
	Second Quarter	$0.08	$0.01
	Third Quarter	$0.10	$0.01
	Fourth Quarter	$0.20	$0.01

2012	First Quarter	$0.20	$0.02

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

Holders

As of June 30, 2011, there were 38,570,845 shares of our common stock outstanding held by 88 holders of record of our common stock and numerous shareholders holding shares in brokerage accounts.  Of these shares, 16,955,124 were held by non-affiliates.  On the cover page of this filing we value these shares at $1,695,512.  These shares were valued at $0.10 per share, which was closing price of our common stock on the OTC Bulletin Board on October 10, 2011.

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

As a result, we did not have any options, warrants or rights outstanding as of June 30, 2011.

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

Recent Issuance of Unregistered Securities

On October 10, 2011, we issued 40,000 shares to Island Capital Management, LLC, our transfer agent, as part of our agreement with Island.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Island is a sophisticated investor and familiar with our operations.

On January 4, 2011, we issued 1,388,889 shares to an unrelated third party pursuant to a conversion request by the lender under one of our promissory notes, which conversion was valued at $55,556.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor is a sophisticated investor and familiar with our operations.

On January 7, 2011, we issued 250,000 shares to Issuer’s Capital Advisors, LLC in exchange for consulting services related to investor relations work and were valued at $5,000.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Issuer’s Capital Advisors, LLC is a sophisticated investor and familiar with our operations.

On January 5, 2011, we issued 500,000 shares to Anthony Anish, one of our officers and directors, in exchange for compensation equal to $20,000.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mr. Anish is a sophisticated investor and familiar with our operations.

On January 5, 2011, we issued 500,000 shares to Jitu Banker, one of our officers and directors, in exchange for compensation equal to $20,000.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mr. Banker  is a sophisticated investor and familiar with our operations.

On May 20, 2011, we issued 700,000 shares to Issuer’s Capital Advisors, LLC in exchange for consulting services related to investor relations work and were valued at $21,000.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Issuer’s Capital Advisors, LLC is a sophisticated investor and familiar with our operations.

On May 20, 2011, we issued 1,200,000 shares in exchange for accrued compensation equal to $36,000.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors aresophisticated investors and familiar with our operations.

On May 27, 2011, we issued a total of 2,000,000 shares to two parties as part of a loan package to the company whereby the investors loaned us a total of $150,000.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors are sophisticated investors and familiar with our operations.

On May 20, 2011, we issued 380,000 shares in the name of a potential acquisition target company, but have not transferred the shares to the target company until, and unless, we close the acquisition transaction.  The shares are restricted in accordance with Rule 144.  The issuance will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the target company is a sophisticated investor and familiar with our operations.

On May 20, 2011, we issued 500,000 shares in lieu of expenses.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors are sophisticated investors and familiar with our operations.

On May 20, 2011, we issued 100,000 shares in lieu of accrued compensation equal to $3,000.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors are sophisticated investors and familiar with our operations.

On May 20, 2011, we issued 150,000 shares to Mr. Charles W. Kircher, Jr., as part of a settlement agreement, settling outstanding litigation.  The shares were value at $4,500.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mr. Kircher is a sophisticated investor and familiar with our operations.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This annual report on Form 10-K of M Line Holdings, Inc. for the year ended June 30, 2011 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates as we have in the past. Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible. While management believes that adequate allowances have been provided in the Consolidated Financial Statements, it is possible that we could experience unexpected credit losses. Our accounts receivable are concentrated in a relatively few number of customers. One customer, Panasonic Avionics Corporation (“Panasonic”), a leading provider of in-flight entertainment systems for commercial aircraft, accounts for 67% and 50% of our consolidated accounts receivable balance at June 30, 2011 and 2010, respectively.  Therefore, a significant change in the liquidity or financial position of any one customer could make it more difficult for us to collect our accounts receivable and require us to increase our allowance for doubtful accounts, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

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

Based on managements review, we determined that there was no impairment provision of long-lived assets for the year ended June 30, 2011. There was an impairment provision of $170,000 for long-lived assets in 2009.

Goodwill and Acquired Intangible Assets

As part of Goodwill impairment testing it requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions.  Based on its review, all remaining goodwill of $198,169 was written off in the financial statements for the year ended June 30, 2010. There was no impairments of goodwill from continuing operations as of June 30, 2011.

Accounting for Income Taxes

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

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28 updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In December 2010, the FASB also issued guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of the fiscal year beginning on or after December 15, 2010, with early adoption permitted. It is applicable to the Company’s fiscal year beginning July 1, 2011. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In May 2011, the FASB issued guidance ASU 2011-04 to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance ASU 2011-05 on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive  statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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

Results of Operations

Sales Concentration

The sales within our Precision Manufacturing segment are highly concentrated within two customers, Panasonic Avionics and Iris Diagnostics. Sales to these customers accounted for 63% and 85% of consolidated sales for the years ended June 30, 2011 and 2010, respectively. The loss of all or a substantial portion of sales to this customer would cause us to lose a substantial portion of our sales within this segment and on a consolidated basis, and have a corresponding negative impact on our operating profit margin due to operation leverage this customer provides. This could lead to sales volumes not being high enough to cover our current cost structure or provide adequate operating cash flows. Panasonic has been a customer of ours for approximately 15 years and we believe our relationship is good.

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

Segment Information
	Year ended June 30,
	2011	2010	Change ($)	Change (%)
Sales by segment:
Machine Sales	$6,179,472	$2,843,436	$3,336,036	117
Precision Engineering	3,721,228	3,370,750	350,478	10

Gross profit by segment:
Machine Sales	1,122,914	778,444	344,070	44
Precision Engineering	1,627,075	586,988	1,040,087	177

Gross margin by segment: (%)
Machine Sales	18	27
Precision Engineering	44	17

Results of Operations for the Year Ended June 30, 2011 and 2010

Introduction

For the twelve months ended June 30, 2011, we generated $9,900,700 in revenues on cost of sales of $7,150,711.  With these revenues and cost of sales for the year ended June 30, 2011, we had a net income of $229,929.  For the year ended June 30, 2010, we had revenues of $6,213,800, on cost of sales of $4,848,755.  With these revenues and costs of sales we had a net loss of $(1,709,086), for year ended June 30, 2010.  An explanation of these numbers and how they relate to our business is contained below.

Revenues, Expenses and Loss from operations:

	Year ended	Year ended
	June 30,	June 30,
	2011	2010
Revenues	$9,900,700	$6,213,800
Cost of Sales	7,150,711	4,848,755
Selling, General and Administrative Expenses	2,687,213	2,739,523
Amortization of Intangible Assets	104,458	41,783
Operating Income (loss)	(41,682)	(1,416,261)
Interest Expense	(103,889)	(187,788)
Interest Income	21,756	18,295
Gain on sale of assets	-	2,497
Total Other Income (Expense)	274,011	(166,366)
Net Income (Loss)	$232,329	$(1,582,627)

Revenues

Our revenues for the year ended June 30, 2011 were $9,900,700 compared to revenues of $6,213,800 for the year ended June 30, 2010.  Our approximately 59% increase in our revenues from the year ended June 30, 2010 to year ended June 30, 2011, was primarily due to increased revenues in our machine sales division.  Our revenues for the year ended June 30, 2011 consisted primarily of sales of CNC machines and machined products.

Cost of Sales

Our cost of sales for the year ended June 30, 2011, were $7,150,711 and consisted primarily of used CNC machines, refurbishment of those machines and raw materials usage, compared to our cost of sales for the year ended June 30, 2010 of $4,848,755.  The increase in our cost of sales was primarily due to the need to purchase more equipment to meet the demands of our customers..

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are those expenses we have related to the actual sales of our products and the costs we incur in transporting those products.  For the year ended June 30, 2011 our selling and distribution expenses were $2,687,213, compared to $2,739,523 for the year ended June 30, 2010.  Our selling, general and administrative expenses for the year ended June 30, 2011, primarily consisted of salaries of $1,593,551, rent of $537,462, legal and professional fees of $185,274 and insurance expenses of $277,373.

Interest Expense

For the year ended June 30, 2011, our interest expense decreased by $83,899 compared to the comparable period in 2010. The change is attributable to lower average debt balances and decreases in the average interest rate paid on our debt and capital lease obligations and is reduced by a derivative benefit of $93,488.

Gain on Sale of Assets

During 2010, we recorded a net gain from the sale of assets within the Machine Sales Group during 2010 of $2,497.  We did not have a gain on sale of assets in 2011.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources. At June 30, 2011, our cash and cash equivalents totaled $221,036 and we had negative working capital of $(114,930).

At June 30, 2011, we had $236,400 in debt outstanding under our credit agreement with Pacific Western Bank. The credit agreement provided for borrowings of up to $1,500,000, and included a line of credit, a term loan and a letter of credit. The amount outstanding under the line of credit, term loan and letter of credit are $236,400, $0 and $0, respectively, as of June 30, 2011. We reached a settlement agreement with Pacific Western Bank to extend the repayment of the $236,400 until June 2012.

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

As a result our audited financial statements for the year ended June 30, 2011 contain an explanatory note (Note 19) to the effect that our ability to continue as a going concern is dependent on our ability to retain our current short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well successfully obtain financing on favorable terms to fund the company’s long term plans.  We can give no assurance that our plans and efforts to achieve the above steps will be successful (see Item 19, Going Concern and Management Plan).

Cash Flows

The following table sets forth our cash flows for the years ended June 30:

	2011	2010
Provided by (used in):
Operating activities	$231,446	$400,787
Investing activities	(5,928)	24,000
Financing activities	(54,892)	(812,407)
	$170,626	$(387,620)

Cash Flows for the Years Ended June 30, 2011 and 2010

Operating Activities

Net cash provided by (used in) operating activities was ($231,445) for the year ended June 30, 2011, compared to $400,787 for the year ended June 30, 2010.  Our cash from operating activities for the year ended June 30, 2011 was primarily ($308,841) in accounts receivables, ($503,102) in inventories, $30,400 in prepaid expenses and other assets, , $953,143 in accounts payable and accrued expenses, $281,875 in depreciation, $104,458 in amortization of intangible assets, and ($39,566)  in deferred rent.

Investing Activities

Net cash provided by (used in) investing activities was ($5,928) for the year ended June 30, 2011, compared to $24,000 for the year ended June 30, 2010.  The cash used for investing activities for the year ended June 30, 2011 was for capital expenditures.  For the year ended June 30, 2010, our cash provided by (used in) investing activities consisted of $24,000 in proceeds from sale of assets.  These related to equipment purchases and sales in our precision manufacturing group.

Financing Activities

Net cash provided by (used in) financing activities was ($54,892)for the year ended June 30, 2011, compared to ($812,407) for the year ended June 30, 2010.  The cash provided by (used in) financing activities for the year ended June 30, 2011, consisted of $408,156 in net borrowings on our line of credit, $150,000 in proceeds on note payables, ($16,069) in payments on capital leases ($373,654) due from a related party and ($223,324) payments to notes payable.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2011:

	2011	2012	2013	2014	2015	Total

Debt obligations	$800,385	$13,428	$-	$-	$-	$813,813
Capital leases	44,998	29,770	-	-	-	74,768
Operating leases	577,213	108,485	111,740	115,092	118,545	1,031,075
	$1,422,596	$151,683	$111,740	$115,092	$118,545	$1,919,656

Quantitative and Qualitative Disclosures about Market Risk

The only financial instruments we hold are cash and cash equivalents. We also have a fixed interest rate agreement with Pacific Western Bank. In addition we have a fixed interest rate credit facility with Main Credit secured by the receivables and inventory of Eran Engineering.  Changes in market interest rates will impact our interest costs.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
M Line Holdings, Inc.

We have audited the accompanying consolidated balance sheets of M Line Holdings, Inc. (formerly, Gateway International, Inc) (the “Company”)  as of June 30, 2011 and 2010 and the related consolidated statements of operation, stockholders' equity, and cash flow for each of the years in the two-year period ended June 30, 2011.   These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010 and the results of its operations and its cash flow for each of the years in the two-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses of $1,582,627 for the year ended June 30, 2010, and has not been profitable through the first three quarters of the fiscal year 2011. The Company has a negative working capital of $114,930 at June 30, 2011. The Company has an accumulated deficit of $9,282,863 as of June 30, 2011.  These factors as discussed in Note 19 to the consolidated financial statements raise doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
October 12, 2011

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND JUNE 30, 2010

	As of June 30	As of June 30
	2011	2010

Assets

Current Assets:
Cash and cash equivalents	$221,036	$50,410
Accounts receivable, net	894,197	613,642
Inventories, net	1,199,422	751,300
Due from related party	769,499	352,333
Prepaid and other current assets	14,148	53,723
Current Assets - Discontinued Operations	-	8,113
Total current assets	3,098,302	1,829,521

Property and equipment, net	537,256	813,203
Intangible Assets, net	31,952	136,409
Deposit on on-going acquisition	25,650	-
Deposits and other	55,003	60,077
Non Current Assets - Discontinued Operations	-	23,377
Total Assets	$3,748,163	$2,862,587

Liabilities and Shareholders' Equity

Current Liabilities:
Line of Credit	$627,045	$218,889
Accounts Payable	901,230	720,565
Accrued Expenses and other	839,574	557,095
Derivative liability	0	98,289
Notes payable - current	305,939	272,941
Convertible notes payable	-	100,000
Capital Leases - current	44,998	46,527
Litigation payable	494,446	-
Current Liabilities - Discontinued Operations	-	704,061
Total Current Liabilities	3,213,232	2,718,367

Notes Payable - long term	13,428	19,750
Capital Leases - long term	29,770	44,310
Deferred Income Taxes	16,710	16,710
Deferred Rent - long term	-	39,566
Total liabilities	3,273,140	2,838,703
Committments and Contingencies	-	-

Shareholders' Equity
Common Stock, $0.001: 100,000,000 shares Authorized; 38,570,845 and 30,861,956 shares issued and outstanding at June 30, 2011 and June 30, 2010, respectively	38,571	30,862
Additional paid in capital	9,813,315	9,505,812
Related party Receivable due to share issued	(94,000)	-
Accumulated deficit	(9,282,863)	(9,512,790)
Total stockholders' equity	475,022	23,884
Total Liabilities and Shareholders' Equity	$3,748,163	$2,862,587

The accompanying notes form an integral part of these audited consolidated financial statements

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
JUNE 30, 2011 AND JUNE 30, 2010

	As of June 30,
	2011	2010
Net sales	$9,900,700	$6,213,800
Cost of sales	7,150,711	4,848,755
Gross Profit	2,749,989	1,365,045

Operating expenses:
Selling, general and administrative	2,687,213	2,739,523
Amortization of intangible assets	104,458	41,783
Total operating expense	2,791,671	2,781,306
Operating loss	(41,682)	(1,416,261)

Other income (expense):
Interest expense	(103,889)	(187,788)
Interest income	21,756	18,925
Rental income	119,700	-
Change in derivative liability	93,488	-
Gain on debt settlement	142,956	-
Gain on sale of assets	-	2,497
Total other income (expenses)	274,011	(166,366)
Income (loss) before income tax	232,329	(1,582,627)

Income tax provision	2,400	126,459
Net income (loss)	$229,929	$(1,709,086)

Net income (loss) per share:
Basic and dilutive income (loss) per share:	$0.01	$(0.06)
Weighted average number of common shares under in per share calculations (basic and diluted)	32,603,326	30,861,956

The accompanying notes form an integral part of these audited consolidated financial statements

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
JUNE 30, 2011 AND JUNE 30, 2010

	Shares	Amount	Paid-in Amount	Related Party Receivable	Deficit	Total
Balance, July 1, 2009	30,861,956	$30,862	$9,505,812	$-	$(7,803,704)	$1,732,970

Net loss	-	-	-	-	(1,709,086)	(1,709,086)

Balance sheet at June 30, 2010	30,861,956	30,862	9,505,812	-	(9,512,790)	23,884

Shares issued for services	990,000	990	27,010	-	-	28,000

Shares issued for debt settlement	3,538,889	3,539	156,517	-	-	160,056

Shares issued for deposit	380,000	380	11,020	-	-	11,400

Shares issued in lieu of related party expenses	2,800,000	2,800	91,200	(94,000)	-	-

Imputed interest on related party notes	-	-	21,756	-	-	21,756

Net income	-	-	-		229,929	229,929
Balance at June 30, 2011	38,570,845	$38,571	$9,813,315	$(94,000)	$(9,282,863)	$475,022

The accompanying notes form an integral part of these audited consolidated financial statements

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
JUNE 30, 2011 AND JUNE 30, 2010

	2011	2010
Cash flows from operating activities:
Net income (loss)	$229,929	$(1,709,086)
Adjustments to reconcile net income loss to net cash provided by (used in) operating activities:
Gain on disposition of assets	-	(2,497)
Imputed Interest	(21,756)
Bad Debt expense	28,285	53,097
Depreciation	281,875	417,947
Amortization of intangible assets	104,458	41,783
Issuance of shares for services	28,000	18,925
Gain on debt settlement	(142,956)
Deferred tax provision	-	126,459
Impairment of intangible assets	-	170,000
Reserve for inventories	54,980	105,084
Change in derivative liabilities	(93,844)	98,289
Changes in operating assets and liabilities:
Account receivable	(308,841)	225,978
Inventory	(503,102)	455,037
Prepaid expenses and other assets	30,400	26,527
Account payable and accrued expenses	953,143	287,964
Customer Deposit	-	6,069
Deferred rent	(39,566)	(26,283)
Cash provided by operating activities	601,004	295,293
Cash used in operating activities of discontinued operations	(369,559)	105,494
Net cash provided by operating activities	231,445	400,787

Cash flows from investing activities:
Capital expenditures	(5,928)	-
Proceeds from sale of assets	-	24,000
Net cash provided by (used in) investing activities:	(5,928)	24,000

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	408,156	(221,111)
Due from related party	(373,654)	(381,258)
Proceeds from notes payable	150,000	247,834
Payments to notes payable	(223,324)	(288,277)
Payments on capital leases	(16,069)	(169,595)
Net cash used in financing activities	(54,892)	(812,407)

Net increase (decrease) in cash and cash equivalent	170,626	(387,620)

Cash and cash equivalents at beginning of period	50,410	438,030
Cash and cash equivalents at end of period	$221,036	$50,410

Supplemental disclosure of cash flow information:
Cash paid for interest	$129,513	$187,788
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for deposit	$11,400	$-
Shares issued for related party receivable	$94,000	$-
Capital expenditues acquired under capital leases and notes payable	$-	$92,334
Shares issued for debt settlement	$160,056	$-

The accompanying notes form an integral part of these audited consolidated financial statements

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Organization and Business

M. Line Holdings, Inc. (formerly, Gateway International Holding, Inc.) (the “Company”) was incorporated in Nevada on September 24, 1997. The Company and its subsidiaries are engaged in the following businesses:

Acquiring, refurbishing and selling pre-owned CNC machine-tool equipment through its Elite subsidiary, the machine sales group.
Manufacturing precision metal component parts in the defense, automotive, aerospace and medical industries through its Eran Engineering, Inc. (“Eran”) subsidiary, the precision manufacturing group.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of M Line Holdings, Inc. and its wholly-owned subsidiaries: E.M. Tool Company, Inc. d.b.a. Elite Machine Tool Company, Eran Engineering, Inc and AACNC as discontinued operations. All intercompany accounts and transactions have been eliminated.

Business Segments

FASB ASC Topic 280: Segment Reporting (“ASC 280”) requires the determination of reportable business segments (i.e., the management approach). This approach requires that business segment information used by the chief operating decision maker to assess performance and manage company resources be the source for segment information disclosure. The Company operates in two reportable segments consisting of (1) Machine Sales and (2) Precision Manufacturing.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company invests its cash balances through high-credit quality financial institutions. From time to time, the Company maintains bank account levels in excess of FDIC insurance limits. If the financial institutions in which the Company has its accounts has financial difficulties, the Company’s cash balances could be at risk.

Sales from significant customers representing 10% or more of sales consist of the following customers for the years ended June 30:

	Year ended June 30,
	2011	2010
% of sales	24	47
# of customers	1	2

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable from those customers at June 30, 2011 and 2010 were $458,970 and $328,960, respectively.

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

Two customers, included in the Precision Manufacturing segment represents a significant concentration. Sales to these customers as a percentage of sales within the Precision Manufacturing Segment are as follows for the years ended June 30:

	Year ended June 30,
	2011	2010
% of segment sales significant customer sales concentration	62	85

Accounts receivable for significant customers at June 30, 2011 and 2010 were $458,970 and $328,960,respectively.

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

Accounts Receivable

The Company performs periodic credit evaluations and continually monitors its collection of amounts due from its customers. The Company adjusts credit limits and payment terms granted to its customers based upon payment history and the customer's current creditworthiness. The Company does not require collateral from its customers to secure amounts due from them. The Company regularly reviews its accounts receivable and collection of these balances subsequent to each of these periods. The Company maintains reserves for potential credit losses, and historically, such losses have been within management expectations. As of June 30, 2011 and 2010, accounts receivable totals were $894,197 and $613,642, net of a provision for bad debt expense of $105,096 and $35,838 respectively.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based on management’s review, the Company determined there was an impairment of intangible assets of $0 and $170,000 at June 30, 2011 and 2010, respectively.

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

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues generated from the sales of new and pre-owned CNC machines from the Machine Tools segment are based on the acceptance of a purchase order and the customer’s acknowledgement of the Company’s terms and conditions which specifies the shipping terms, payment terms and the warranty period, if any. In certain instances, the Company may perform installation services including the leveling of the machine, which is inconsequential. Under agreements with certain new equipment manufacturers, a ninety day warranty is provided to customers whereby the manufacturer is responsible for any replacement parts and the Company is responsible for the installation of the parts. In certain instances, the Company provides warranties for used equipment for periods ranging up to thirty days. Historically, warranty costs have been inconsequential. Generally, the Company does not accept returns of equipment.

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits.

Advertising

The Company expenses the cost of advertising when incurred as selling expenses. Advertising expenses were $8,051 and $11,986, for the years ended June 30, 2011 and 2010 respectively.

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

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In December 2010, the FASB also issued guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of the fiscal year beginning on or after December 15, 2010, with early adoption permitted. It is applicable to the Company’s fiscal year beginning July 1, 2011. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive  statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Inventories

Inventories consist of the following at:

	June 30, 2011	June 30, 2010
Finished Goods and Components	$740,078	$568,695
CNC Machines held for sale	-	134,500
Work in Progress	505,108	140,773
Raw Materials and Parts	9,216	12,416
	1,254,402	856,384
Less: Reserve for inventories	(54,980)	(105,084)
Inventories, net.	$1,199,422	$751,300

4.	Related Parties

As of June 30, 2011 and 2010, we had an amount due from a related partya shareholder of the Company in the amount of $769, 499 and $352,333 which is expected to be repaid to the company within the next fiscal year. The Company advanced funds and paid various general expenses incurred by the related party during the course of business for the year ended June 30, 2011. These amounts are fully secured by the related party’s assets.  Interest is imputed at 6% per annum. Imputed Interest amounted to $21,756 and $18,925 for the year ended June 30, 2011 and 2010, resspectively

5.	Prepaid and Other

Prepaid and other current assets were $14,148 and $53,723 as of June 30, 2011 and 2010.

6.	Property and Equipment

Property and equipment consists of the following at June 30:

	Estimated
	Useful life
	(in years)	2011	2010
Machinery and Equipment	7	$2,527,488	$2,527,488
Equipment under capital leases	4 to 5	215,021	215,021
Fixtures, Fittings and office equipment	3 to 5	207,554	207,554
Vehicles	5	26,390	26,390
Leasehold Improvements	3	119,649	119,649
		3,096,102	3,096,102

Less accumulated depreciation		(2,558,846)	(2,282,899)
		$537,256	$813,203

Depreciation expense was $281,875 and $ 417,947 for the years ended June 30, 2011 and 2010, respectively.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Intangible Assets

Intangible assets consist of the following at June 30:

	Weighted Average Remaining	2011		2010
	Life (in years)	Cost	Carrying Amount	Cost	Carrying Amount

Customer Relationships	7-6	$417,831	31,952	$417,831	136,409

Amortization expense was $104,458 and $41,783 for the years ended June 30, 2011 and 2010, respectively.

Estimated intangible asset amortization expense for the remaining carrying amount   of intangible assets will be $31,952 for the year ending June 30, 2012.

The parent company impaired the intangible asset amounting to $170,000 as it did not consider the fair value of the reporting unit adequate to support the carrying amount of the asset in E.M. Tool Company, Inc. dba Elite Machine Tool for the year ended June 30, 2010. There was no impairment for 2011.

8.	Accrued Expenses

Accrued expenses consist of the following at June 30:

	June 30, 2011	June 30, 2010
Compensation and related benefits	$738,650	$336,595
Audit Fees	65,000	70,000
Other	35924	150,500
	$839,575	$557,095

9.	Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of June 30:

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2011	June 30, 2010

2011	$70,058	$48,454
2012	11,318	45,693
2013	-	13,900
2014	-	-
2015	-	-
Total minimum lease payments	81,376	108,047
Less amount representing interest	6,608	17,210
Present value of future minimum lease payments	74,768	90,837
Less current portion of capital lease obligations	44,998	46,527
Capital Lease obligations, net of current portion	$29,770	$44,310

10.	Line of Credit and Notes Payable

Pacific Western Bank Credit Agreement  As of June 30, 2011, the Compay owed $218,889 principal plus accrued interest of $17,511 at June 30, 2011.

Since the year end on September 1, 2011, the Company settled the dispute with Pacific Western Bank that not only settles all outstanding legal disputes between the parties but agrees monthly payments that will pay off the balance due to Pacific Western Bank.  The first payment of $15,000 was due  on September 30  and has been paid by the Company.  The monthly payments continue as follows:

October 30, 2011	$15,000

November 30 through March 31, 2012	$20,000

April 30 through May 31, 2012	$25,000

June, 2012	Balance due in full

Interest accrues at 6% per annum.  These payments will not only pay off the remainder of the Company’s line of credit balance with Pacific Western Bank but also the balance due from Eran Engineering on the remaining equipment loan with Pacific Western Bank.

Under the terms of the agreement the Company can pay off any balance due to Pacific Western Bank at any time without penalty.

Main Credit  As of June 30, 2011 the Company owed $390,645 principal.  This line of credit is secured by the receivables and inventory of Eran Engineering.  The original term has expired and the line continues on a month to month basis.  There is no intent by Main Credit to cancel the line and the Company continues to borrow funds as necessary.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Note Payable
	June 30, 2011	June 30, 2010
Notes payable to financial institutions, secured by the underlying equipment in aggregate monthly installments of $7,292 including interest rates between 7.2% and 9.75% per annum for a period of 50 months.	$44,471	$98,046
An unsecured note payable to a corporation in respect of accounting software payable in monthly installments of $1,922.82. This note is now due and the balance is being negotiated with the leasing company.	46,811	46,811
An unsecured note payable to a corporation in respect of machines sold to us payable in monthly installments of $5,000.00 per month. . This agreement will expire in June 2012	66,070	86,070
An unsecured note payable to a corporation in settlement of a lawsuit payable in monthly installments of $5,000.00 per month. This balance is due to be paid in six monthly payments ending December 31, 2011.	31,764	61,764
An unsecured note payable to a financial institution due in full on November 30, 2011. Since the year end the term has been extended to December 15, 2011 with an option to repay over four months next year if necessary.	150,000
Convertible note payable to a financial institution secured by common stock of the company and payable in full on demand.	-	100,000
TOTAL	319,367	392,691
Less: Current Portion	305,939	372,941
Long Term Portion	$13,428	$19,750

The amount of future payment of long term debts for the year Ended June 30 is as follows:

2011	305,939	372,941
2012	13,428	19,750
	319,367	392,691

Interest expense on notes payable and  capital leases for years ended June 30, 2011 and 2010, were $103,889 and  $187,788, respectively.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Litigation Settlements Payable

The following amounts are based on settlement agreements reached with the parties:

An secured note payable to a corporation in settlement of a lawsuit payable in full by December 2011	$377,621	-

An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly payments of $5,000.00 expiring July 25, 2012	60,000	-

An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly installments of $1,000.00 expiring Juen 25, 2012	11,225

payable lawsuit relating to an ex employee of the Company
Due to be paid in 10 monthly payments that commenced in March 2011	45,600	-

TOTAL	$494,446

13.	Derivative Liability

The Company has no provision for derivative liability at June 30, 2011 as the loan was paid in full. However, the company had a provision of $93,488 in 2010 to protect against any losses if the note payable to a financial institution was converted into common stock. This Liability was based on the price of the stock of the Company as of June 30, 2010 based on the terms of the conversion in the agreement..

14.	Commitments and Contingencies

The Company has provided certain of its customers with thirty day product warranties. the warranty expense of  $41,544 and $25,331 for the years ended June 30, 2011 and 2010, respectively were accounted for in the cost of goods sold..

The Company leased its manufacturing and office facilities under non-cancelable operating lease arrangements.

Rent expense under operating leases was $537,462 and $547,920 for the years ended June 30, 2011 and 2010, respectively.

Future rent under lease agreements for the next five years is as follows:

AMOUNT
2011	$577,213
2012	108,485
2013	111,740
2014	115,092
Thereafter	118,545
$1,031,075

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Litigation

1.	James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08.

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

No provision has been made in the June 30, 2011 financial statements as we feel that the litigation has no merit and the likelihood of any liability is extremely low.

2.	CNC Manufacturing v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650.

Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with CNC Manufacturing by failing to deliver a machine that conforms to the specifications requested by CNC Manufacturing, and requests damages totaling $138,750.  Elite Machine filed an Answer timely, on January 15, 2009.    This case was settled on September 12, 2011 in an amount of $27,500.  This amount is to be paid in three monthly payments commencing on October 25, 2011.

A provision has been made for $27,500 in the June 30, 2011 financial statements.

3.	Sunbelt Machine Works Corp. v. All American CNC Sales, Inc., United States District Court, Southern District of Texas, Case No. 4:09-cv-108.

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

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A satisfaction of judgment agreement was entered into by the parties on January 25, 2010. The settlement amount was $152,802.49 to be paid by a Mori Seki MH-50 machine valued at $59,000, with the balance being paid in 13 monthly installments of $5,000 commencing February 15, 2010 with interest at the rate of approximately .44% per annum, the remaining balance being paid in March 2011.

A provision has been made in the June 30, 2011 financial statements in the amount of $31,174.

4.	Hwacheon Machinery v. All American CNC Sales, Circuit Court of the 19th Judicial Circuit, Lake County, Illinois, Case No. 09L544.

The Complaint was filed on June 8, 2009. The Complaint alleges causes of action for account stated, and arises from a claim by Hwacheon that All American CNC has not paid it for machines sold to All American CNC.  The Complaint seeks damages of approximately $362,000.  All American filed an answer on or about July 15, 2009.  Default has been entered against All American CNC Sales, Inc.

In a hearing in the Superior Court of California Hwacheon filed an alter ego case against Eran Engineering, Inc., Elite Machine Too and M Line Holdings, Inc.  The judge granted the summary judgment against all three defendants in the amount of $403,860.91 including interest through February 8, 2011.  Post judgment proceedings have been initiated by Hwacheon.  MLH and Eran Engineering filed an appeal.  Motions have been filed to stay enforcement.

Currently MLH and Hwacheon are negotiating a settlement.  The settlement agreement is expected to be signed shortly. A provision has been made in the June 30, 2011 financial statements. Subsequent to the year end the Company has paid $277,363

5.	Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC415693.

The Complaint was filed on June 12, 2009.

The Complaint alleges causes of action for breach of contract and common counts against All American CNC seeking damages in the amount of at least $163,578.88, and arises from a claim by Fadal that All American failed to pay amounts due.  On June 26, 2009, Fadal amended the Complaint to include M Line Holdings, Inc. as a Defendant.

A settlement agreement in the amount of $60,000 was signed on May 31, 2011.  This amount is to be paid in 12 monthly installments starting on January 1, 2012.

A provision for $60,000 has been made in the June 30, 2011 financial statements.

6.	Do v. E.M. Tool Company, Orange County Superior Court, Orange County, California, Case No. 30-2009-00123879.

The Complaint was filed on June 1, 2009.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The case against Elite Machine Tool was settled in 2010 and the settlement amount was paid by the insurance carrier. There are remaining issues of indemnity between the carrier and other parties but Elite is no longer involved in the case.

7.	Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.

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

Recently the parties agreed to settle but the final numbers have still to be finalized. .   A provision of $10,000 has been made in the June 30, 2011  financial statements.

8.	Laureano v. Eran Engineering, State of California Worker’s Compensation Appeals Board, no case number.

Mr. Laureano has filed a claim with the Worker’s Compensation Appeals Board against Eran Engineering.  At this time, Eran Engineering has only been served with a subpoena for business records, requesting Mr. Laureano’s employment file, personnel file, claim file, and payroll documents.  Management intends to aggressively defend this claim.

The Company’s management believes that payment(s), if any, will be the responsibility of the Workers Compensation Board.

9.	C. William Kircher Jr. V M Line Holdings, Inc. Orange County Superior Court Case No. 00397576

A former attorney for M Line Holdings, Inc. has sued us seeking damages for failure to pay legal fees in the amount of $120,166.30.  The response is not due yet as of the date of this Annual Report but will be filed in a timely manner.

This case has settled.  The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock.

A provision for $60,000 has been made in the June 30, 2011 financial statements.

10.	M Line Holdings, Inc. V Pacific Western Bank Orange County Superior Court Case No BC448012. The case was filed on 10/21/2010.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to fund against the line of credit when funds were available and also failed to remove two of the personal guarantors after agreeing in writing to do so and MLH is seeking unspecified damages.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This case has settled based on payment terms as agreed between the parties.

11.	Pacific Western Bank V M Line Holdings, Inc. Orange County Superior Court Case No BC448012. The case was filed as a cross-complaint on 11/12/2010.

The Cross-complaint alleges causes of action basically for breach of written agreement and related claims. Defendant failed to repay a credit line when it became due and is also claiming that defendant must repay two equipment loans even though these loans are current due to the terms of the credit line agreement. Cross-complaint is seeking damages of $300,616.

This case has settled based on payment terms as agreed between the parties.

A provision has been provided for in the June 30, 2011 financial statements

12.	Neal Kohlhaas v. M Line Holdings, INC. Orange County Superior Court Case No. 30-2011-00442075.

Plaintiff has filed suit against M Line alleging a breach of a consulting agreement and seeking damages in the amount of approximately $20,000.  Company has decided to defend the action on the basis that services were not provided as agreed or expected.  The case is currently in the discovery phase of litigation.  We do not have sufficient information at this time to render an opinion regarding a potential outcome or possible financial impact on the company.

No provision has been made in the June 30, 2011 financials as we believe that the case has no merit, and there is little  likelihood of any liability to  the Company.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently a settlement of $50,000 has been reached in this case, requiring payments commencing on March 11, 2011 for ten months. The first two month’s payment have been made however the Company is currently in default of the terms of this settlement agreement.  Mr. Consalvi has filed his stipulated judgment.

14.	Joe Gledhill v. M Line Holdings, Inc., et. al.- Los Angeles Superior Court Case No. BC 448012

Joseph Gledhill, a former officer and director of the company and its subsidiary Eran Engineering has filed suit within the Pacific Western case seeking indemnity of the Pacific Western claim and various other causes of action.  Management has decided to vigorously defend these claims and believes Mr. Gledhill’s suit has no merit. We do not have sufficient information at this time to render an opinion regarding a potential outcome or possible financial impact on the company.

No provision has been made in the June 30, 2011 financials as the company has settled the case with Pacific Western Bank therefore the Company believes that the case has no merit with little likelihood of any liability being incurred by the Company.

15.	M Line Holdings, Inc., v. Timothy Consalvi, et. al.- Orange County Superior Court Case No. 30-201100493329

M Line has recently filed suit against two of its former directors alleging that they breached their fiduciary duty to the company by mismanaging the corporate affairs of the company and its subsidiaries resulting in damages to the company and its subsidiaries.  Defendants have not yet been served or have not answered the complaint at this time.   We do not yet have sufficient information to render an opinion on potential outcome of this matter or the financial impact on the company.

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our financial condition, results of operations or liquidity

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Income Taxes

The provision (benefit) for income taxes is comprised of the following for the years ended June 30:

	Year ended June 30,	Year ended June 30,
	2011	2010

Current tax expense	$-	$-
Federal	2,400	-
State

Current Federal	-	-
Current State	-	(1,600)
Deferrred Federal	-	78,373
Deferred State	-	49,686

	$2,400	$126,459

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

	Year ended June 30,	Year ended June 30,
	2011	2010
Federal Tax at statury rate	34%	34%
Permanent differences:
State Income Tax, net of federal benefit	11%	7%
Change in valuation allowance/Other	-34%	-32%
Other	-3%	-3%
	8%	6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEFERRED TAX ASSETS AND LIABILITIES:
	Year ended June 30,	Year ended June 30,
Deferred tax asset - current	2011	2010
Allowances for bad debt	$41,864	$33,246
Reserve for inventories	21,901	41,859
Accrued expenses	13,748	74,606
Other	14,311	14,311

	$91,824	$164,022

NON-CURRENT;

Net Operating loss carryforwards	$208,843	$350,630
Depreciation	25,767	(28,322)
Amortization of intangibles	2800	(16,710)

	$237,410	$305,598

TOTAL DEFERRED TAX ASSET	$329,234	$469,620
VALUATION ALLOWANCE	(329,234)	(469,620)
NET DEFERRED TAX ASSET	$-	$-

Miscellaneous Deferred Tax Liability
Non-current	$16,710	$16,710

The Company’s income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. As of June 30, 2011 and 2010 the Company had federal and state net operating loss (“NOL”) carry forwards of approximately $550,000 and $376,000, respectively, net of Internal Revenue Code ("IRC") Section 382 limitations. If not used, these carry forwards will begin expiring between 2012 and 2021. These net operating losses are available to offset future regular and alternative minimum taxable income.

The Company has recorded as of June 30, 2011 a valuation allowance of $148,076, as it believes that it is more likely than not that the deferred tax assets will not be realizeable in future years. Management has based its assessment on available historical and projected operating results.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Shareholders’ Equity

The Company’s articles of incorporation authorize up to 100,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. The Company had no shares of preferred stock issued and outstanding at either June 30, 2011 and 2010.

During the year ended June 30, 2010, the company did not issue any shares of common stock.

During the year ended June 30, 2011. The company issued the following shares of common stock.

990,000 shares of common stock to our stock transfer agent and investor relations/financial advisor in payment of services to the company. The company valued the shares at the market price on the issuance date, in the sum of $28,000

3,538,889 shares of common stock to various noteholders in part settlement of the outstanding loans due to them. The company valued the shares at the market price on the issuance date, in the sum of $160,056.  Of the 3,000,000 shares issued to one noteholder, Spagus Capital Partners, 1,000,000 million shares were transferred to Spagus by another noteholder, Asher Enterprises.  The funds required to repay Asher were provided by Spagus.  This transfer of stock to Spagus was a part of that loan transaction.

The Company also issued 2,800,000 shares of the company common stock in lieu of salaries and expenses due on  behalf of related parties,. The shares were valued at $94,000 based on the market price, and  the balance was recorded as a contra equity account in the Company’s financial statements as of June 30, 2011. (see Note 4)

Non-Qualified Stock Option Plan

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

Segment information is as follows as of and for the year ended June 30, 2011:

	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$6,179,472	$3,721,228	$-	$9,900,700
Interest Income	-	-	21,756	21,756
Interest Expense	2,171	89,917	11,801	103,889
Depreciation and Amortization	107,458	255,266	23,610	386,334
Income (loss) before taxes	12,165	306,296	(140,712)	232,329
Total Assets	713,773	2,351,738	682,653	3,748,163
Capital Expenditure	$-	$-	$-	$-

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information is as follows as of and for the year ended June 30, 2010:

	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$2,843,436	$3,370,750	$(386)	$6,213,800
Interest Income	-	-	18,925	18,925
Interest Expense	15,036	24,821	147,931	187,788
Depreciation and Amortization	5,606	391,383	20,958	417,947
Income (loss) before taxes	(438,883)	(536,788)	(733,415)	(1,709,086)
Total Assets	141,383	1,889,824	831,380	2,862,587
Capital Expenditure	$-	$-	$(92,334)	$(92,334)

Sales are derived principally from customers located within the United States

Long-lived assets consist of property, plant and equipment and intangible assets and are located within the United States.

19.	Going Concern and Management Plans.

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $9,282,863  as of June 30, 2011 .  In addition the Company has a negative working capital for the twelve months ended June 30, 2011 of $114,929.

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

The Company has taken significant steps to resolve these issues.  The Company had an extremely positive fourth quarter and expects those results to continue.  Late July, 2011 a new President was appointed to manage Eran Engineering, Inc.  He brings a wealth of experience to this subsidiary and has already taken steps to change the working environment adding new systems and a new management structure.  He has also brought a new Sales Director to the Company who has over twenty five years of experience in airplane interiors.  This is opening many new sales opportunities for the Company.

In addition the improved results are making refinancing the business an easier proposition.  New asset based lines of credit are being negotiated and we are hopeful that new lines will be in place before the end of the year.  We are also negotiating new finance lines with various funding sources that will provide capital for growth.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Subsequent Events

In September 2011, we signed an extension of the current lease for a additional five year term of approximately 48,600 square feet of office and factory/warehouse space located at 2672 Dow Avenue, Tustin, California.  Under the new terms that commences on October 1, 2011 and continues until June 30, 2017,  the rent for month 1(October 2011) through month 21 is $27,741, month 22 to 33 $28,573, month 34 to 45, $29,430, month 46 to 57, $30,313 and month 58 to 69, $31,223.  This lease expires in July, 2017.  The Precision Machine Group resides at this location.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

Item 9A Controls and Procedures

(a)            Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

2.           We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result we were delayed in our ability to calculate certain accounting provisions, such as inventory valuation and deferred taxes.  While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls led to a delay in the filing of this Annual Report.  We were required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ending June 30, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

There are no changes to report during our fiscal quarter ended June 30, 2011.

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

Name	Age	Position(s)

George Colin	79	Director (3/09), Chief Executive Officer (12/08)

Jitu Banker	72	Chief Financial Officer (3/09) and Director (3/09)

Anthony Anish	63	Secretary (6/11) and Director (6/11)

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

Anthony Anish is currently the Company Secretary and General Manager of Money Line Capital, Inc., our largest shareholder.  From 2004 until 2006, Mr. Anish was a consultant to our company.  Mr. Anish resigned in 2006, after completing the project requested by the Company, to pursue other activities in the business financing and consulting industry. Mr. Anish has been the General Manager of M Line Holdings, Inc. since March 2009 and has overseen the recovery of the group during the very difficult economic downturn.  Mr. Anish qualified as a member of the Institute of Chartered Accountants in London, England in 1971.

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

		No. of	No. of
	No. of Late	Transactions	Failures to
Name	Reports	Reported Late	File
George Colin	0	0	0
Jitu Banker	1	2	0
Robert Sabahat	0	0	0
Anthony Anish	1	0	0
Money Line Capital, Inc.	0	0	0

Board Meetings and Committees

During the fiscal year ended June 30, 2011, the Board of Directors met on a regular basis and took written action on numerous other occasions.  All the members of the Board attended the meetings.  The written actions were by unanimous consent

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended June 30, 2011, 2010 and 2009 (“Named Executive Officers”):

							Non-Equity	Nonqualified
Name and					Stock	Option	Incentive Plan	Deferred	All Other
Principal		Salary		Bonus	Awards	Awards	Compensation	Compensation	Compensation		Total
Position	Year	($)		($)	($) *	($) *	($)	($)	($)		($)

George Colin (1)	2011	0		0	0	0	0	0	0		0
Chief	2010	0		0	0	0	0	0	0		0
Executive
Officer	2009	0		0	0	0	0	0	0		0

Jitu Banker (2)	2011	112,000	(2)	0	0	0	0	0	0		112,000	(2)
Chief Financial	2010	180,000		0	0	0	0	0	0		180,000
Officer	2009	90,000		0	0	0	0	0	0		90,000

Robert	2011	0		0	0	0	0	0	0		0
Sabahat (3)	2010	0		0	0	0	0	0	0		0
Former Secretary	2009	0		0	0	0	0	0	0		0

Anthony Anish	2011	0		0	0	0	0	0	0		0
Secretary (11)

Timothy D. Consalvi (4)	2010	20,770		0	0	0	0	0	0		20,770
Former President and Chief Executive Officer	2009	230,000		0	0	0	0	0	3,157	(8)	233,157

Joseph Gledhill (5)	2010	-		-	-	-	-	-	-		-
Former Executive Vice President	2009	248,846		0	0	0	0	0	0	(9)	248,846

Lawrence A. Consalvi (6)	2010	-		-	-	-	-	-	-		-
Former Executive Vice President	2009	260,000		0	0	0	0	0	3,157	(10)	263,157

Stephen M. Kasprisin (7)	2010	-		-	-	-	-	-	-		-
Former Chief Financial Officer	2009	15,000		0	0	0	0	0	0		15,000

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  Our policy and assumptions made in valuation of share based payments are contained in the Notes to our June 30, 2011 financial statements.

(1)	George M. Colin was hired as our Chief Executive Officer on December 9, 2008.
(2)	Jitu Banker was hired as our Chief Financial Officer on March 31, 2009. Of the $112,000 of compensation for Mr. Banker in 2011, $98,000 is accrued compensation.
(3)	Robert Sabahat was hired our Secretary effective March 31, 2009 and resigned from his position on June 7, 2011.
(4)	Timothy D. Consalvi resigned from his position as our Chief Financial Officer on December 9, 2009.
(5)	Joseph Gledhill resigned from his position as our Executive Vice President on March 25, 2009, but remains as President of Eran Engineering.
(6)	Lawrence Consalvi resigned all positions with us and our subsidiaries, effective September 24, 2008.
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

(11)	Mr. Anish was hired as our Secretary on June 7, 2011.

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

Agreement with Timothy D. Consalvi. In connection with our acquisition of All American from its sole shareholders in September, 2004, Timothy and Kathy Consalvi, All American entered into an employment agreement with Mr. Consalvi to serve as the President of All American at a compensation rate of $168,000 per annum. The initial term of this employment agreement was for one year commencing on October 1, 2004, and with automatic renewals for successive one year terms unless earlier terminated by either party. On February 1, 2007, we entered into a new employment agreement with Mr. Consalvi to serve as our President and Chief Executive Officer at an annual compensation rate of $260,000. The initial term of this employment agreement was for two years commencing February 1, 2007, with automatic renewals for successive two year terms unless terminated by either party. On December 8, 2008, in conjunction with the sale of a portion of his stock to Money Line Capital, Inc., we entered into a new employment agreement with Mr. Consalvi to serve as the President of All American at a compensation rate of $200,000 per annum.  The employment agreement provided that Mr. Consalvi may be terminated for cause with no further compensation. If Mr. Consalvi was terminated without cause, he was entitled to a lump sum severance payment equal to 75% of his annual salary at the date of termination, and medical benefits for a period of nine months after termination. The agreement also provides that for a period of 12 months following termination of the employment agreement, Mr. Consalvi shall not (i) compete with respect to any services or products of the Company which are either offered or are being developed by the Company, (ii) attempt to influence any employee of ours to leave the employ of the Company or to aid any competitor, customer or supplier to hire any employee of ours, (iii) disclose any information about our affairs including trade secrets, know-how, customer lists, business plans, operational methods, policies, suppliers, customers or other such Company information, nor (iv) use or employ any of our information for his own benefit or in any way adverse to our interests. We terminated this agreement effective June 30, 2010, in conjunction with closing down the operations of All American.  At termination we paid Mr. Consalvi $20,769 in cash constituting his final paycheck, and inventory and equipment totaling approximately $155,000, constituting a severance payment.

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

Agreement with Lawrence A. Consalvi. On February 1, 2007, we entered into an employment agreement with Lawrence A. Consalvi to serve as our Executive Vice President, and President of our wholly-owned subsidiary, E.M. Tool Company, Inc. (doing business as Elite Machine), at a compensation rate of $260,000 per annum. The initial term of this employment agreement is for two years commencing February 1, 2007, with automatic renewals for successive two year terms unless terminated by either party. The employment agreement provides that Mr. Consalvi may be terminated for cause. If Mr. Consalvi is terminated without cause, he is entitled to a lump sum severance payment equal to twice his annual salary at the date of termination, and medical benefits for a period of 24 months after termination. The agreement also provides that for a period of 12 months following termination of the employment agreement, Mr. Consalvi shall not (i) compete with respect to any services or products of the Company which are either offered or are being developed by the Company, (ii) attempt to influence any employee of ours to leave the employ of the Company or to aid any competitor, customer or supplier to hire any employee of ours, (iii) disclose any information about our affairs including trade secrets, know-how, customer lists, business plans, operational methods, policies, suppliers, customers or other such Company information, nor (iv) use or employ any of our information for his own benefit or in any way adverse to our interests. The agreement provides that the parties will arbitrate any disputes arising under the agreement.  Mr. Consalvi resigned, effective September 24, 2008.  We entered into a Separation Agreement with Mr. Consalvi on September 26, 2008.  Under the terms of the agreement, Mr. Consalvi returned 400,000 shares of our common stock to us for cancellation in order to repay certain obligations he owed us.  The shares were cancelled, effective October 6, 2008.  Mr. Consalvi continues to work with us selling CNC machines as President of Elite Machine Tools, Inc.

Director Compensation

The following table sets forth director compensation as of June 30, 2011:

Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in			Incentive Plan	Compensation	All Other
	Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name	($)	($) *	($) *	($)	($)	($)	($)

George Colin (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jitu Banker (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Robert Sabahat (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Anthony Anish (4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

(1)	George M. Colin was appointed to our Board of Directors on January 28, 2009.
(2)	Jitu Banker was appointed to our Board of Directors on January 28, 2009.
(3)	Robert Sabahat was appointed to our Board of Directors on March 31, 2009, and resigned on June 7, 2011.
(4)	Anthony Anish was appointed to our Board of Directors on June 7, 2011.

We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of June 30, 2011:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

George Colin	-	-	-	-	-	-	-	-	-

Jitu Banker	-	-	-	-	-	-	-	-	-

Anthony Anish	-	-	-	-	-	-	-	-	-

Robert Sabahat	-	-	-	-	-	-	-	-	-

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2011, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	George Colin (2)	2,277,577		5.5%
Common Stock	Jitu Banker (2)	2,225,000	(4)	5.4%
Common Stock	Anthony Anish (2)	2,620,000		6.3%
Common Stock	Money Line Capital, Inc. 17702 Mitchell North, Suite 201 Irvine, CA 92614	15,818,476	(6)	38.1%
Common Stock	All Directors and Officers As a Group (3 persons)	7,122,577	(4)	17.1%

(1)
Unless otherwise indicated, based on 41,470,845 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

Change of Control Transaction

On June 30, 2010, we entered into a binding letter of intent (“LOI”) with Money Line Capital, Inc. (“MLCI”), our largest shareholder.  Under the LOI the parties agree to complete a transaction whereby all the MLCI shareholders will exchange their shares of MLCI stock for shares of our stock.  No cash will be exchanged in this transaction.  The parties had agreed to negotiate in good faith to close the transaction on or before January 29, 2010, however due to the downturn in the economy, MLCI’s inability to complete the required audits, and the desire of our Board of Directors to get as favorable a valuation for our common stock as possible, the parties have put the merger transaction on hold indefinitely.  In order for us to finalize the transaction we must be current in our reporting obligations under the Securities and Exchange Act of 1934, as amended, and be publicly-traded at the time of the closing; and MLCI must have its financial statements (and its subsidiaries, as applicable) audited for the period ended June 30, 2011, as well as completing a valuation by a qualified third-party company.  We have re-evaluated the acquisition of MLCI as a whole and  now plan to acquire certain subsidiaries of MLCI one at a time in order to reduce the costs associated with this transaction.

Technically the transaction will not result in a change of control since the shares currently held by Money Line Capital, Inc., the owner of 38% of our common stock, will be retired and become treasury shares, and the new owners of a majority of our common stock will be the shareholders of Money Line Capital at the time of the closing of the transaction.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Letter of Intent with Money Line Capital, Inc.  On June 30, 2010, we entered into a binding Letter of Intent (the “LOI”) with Money Line Capital, Inc., a California corporation (“MLCI”).  MLCI is our largest shareholder and specializes in business financing transactions and holds equity in a number of operating subsidiaries in various fields, including financing, aerospace, real estate, media, beverage, and technology.  Under the LOI the parties agree to complete a transaction whereby all the MLCI shareholders will exchange their shares of MLCI stock for shares of our stock.  No cash will be exchanged in this transaction.  The parties had agreed to negotiate in good faith to close the transaction on or before January 29, 2010, however due to the downturn in the economy, MLCI’s inability to complete the required audits, and the desire of our Board of Directors to get as favorable a valuation for our common stock as possible, the parties have put the merger transaction on hold indefinitely.  In order for us to finalize the transaction we must be current in our reporting obligations under the Securities and Exchange Act of 1934, as amended, and be publicly-traded at the time of the closing; and MLCI must have its financial statements (and its subsidiaries, as applicable) audited for the period ended June 30, 2011, as well as completing a valuation by a qualified third-party company.
We have re-evaluated the acquisition of MLCI as a whole and now plan to acquire certain subsidiaries of MLCI one at a time in order to reduce the costs associated with this transaction

Assignment of Gledhill Note.  On March 25, 2009, we entered into an Assignment of Promissory Note and Consent Thereto (the “Assignment”) with MLCI, under which MLCI agreed to assume our repayment obligations to Joseph Gledhill and Joyce Gledhill under that certain $650,000 principal amount Promissory Note dated December 8, 2008 (the “Gateway Note”) in exchange for the issuance of 3,250,000 shares of our common stock (the “Shares”).  Mr. Gledhill, one of our former directors, and Joyce Gledhill consented to the Assignment.  Pursuant to the Assignment, MLCI and the Gledhill’s entered into a new $650,000 principal amount secured promissory note, a security agreement and a pledge agreement.  We issued the 3,250,000 shares of our common stock to MLCI on June 30, 2009.

MLCI Demand Note.  we entered into a Demand Promissory Note dated March 25, 2009 (the “Note”), evidencing the terms under which MLCI will loan us up to $500,000 on an “as needed” basis for working capital purposes.  The Note accrues interest at a of 10% per annum.  Under the terms of the Note, MLCI is not obligated to loan us any money, but the Note sets forth the terms in the event MLCI elects to loan us money for working capital purposes.  Through June 30, 2011, MLCI loaned us $0under this Note.  As of June 30, 2011 we had repaid all loan amounts in full and there was $0 outstanding.

Leavitt Family Trust Note. We currently have an unsecured note payable to a stockholder payable in monthly installments of $4,505 per month, non-interest bearing, including interest imputed at 12% per annum for financial statement purposes, in the aggregate amount of $139,641. As of June 30, 2011, $31,764 remains outstanding.

Joseph Gledhill Note. We had a second unsecured note payable outstanding to Joseph T.W. Gledhill, a former officer and director, and a current stockholder, which was due January, 2009, with interest of 6% per annum, in the aggregate amount of $706,200. This note consolidated earlier promissory notes issued by us in favor of Mr. Gledhill. This loan from Mr. Gledhill was used for working capital requirements. This note was assigned to Money Line Capital, Inc. on March 25, 2009 in exchange for the issuance of 3,250,000 shares of our common stock to Money Line Capital, Inc., which were issued on June 30, 2009.  As a result of the assignment this note is no longer an obligation of the company.

We do not have an audit, compensation, or nominating committee, and none of our Directors are considered independent.

We have not had a promoter during the last five fiscal years.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Restated Fees

During the year ended June 30, 2011, Kabani & Company charged $120,000, in fees for professional services for the audit of our financial statements in our Form 10-K and review of financial statements included in our Form 10-Q’s, as applicable.  During the year ended June 30, 2010, Kabani & Company charged us $107,500 in fees for professional services for the audit and review of our financial statements.

Tax Fees

During the year ended June 30, 2011, Kabani & Company billed us $0 for professional services for tax preparation.   During the year ended June 30, 2010, Kabani & Company billed us $0 for professional services for tax preparation.

All Other Fees

During the year ended June 30, 2011, Kabani & Company did not bill us any amounts for any other fees.  During the year ended June 30, 2010, Kabani & Company did not bill us any amounts for any other fees.

Of the fees described above for the year ended June 30, 2011, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)           Financial Statements

The following financial statements are filed as part of this report:

(a)(2)      Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)      Exhibits

Refer to (b) below.

(b)           Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of M Line Holdings, Inc., a Nevada corporation, as amended

3.2 (5)	Certificate of Amendment of Articles of Incorporation

3.3 (1)	Bylaws of M Line Holdings, Inc., a Nevada corporation

10.1 (1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2 (1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.3 (1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4 (1)	Employment Agreement with Timothy D. Consalvi dated February 1, 2007

10.5 (1)	Employment Agreement with Joseph T.W. Gledhill dated February 5, 2007

10.6 (2)	Employment Agreement with Lawrence A. Consalvi dated February 5, 2007

10.7 (1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.8 (1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

10.9 (1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.10 (3)	Separation Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 26, 2008

10.11 (4)	Sales Agent Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 30, 2008

10.12 (4)	Loan Agreements with Pacific Western Bank dated September 20, 2008

10.13 (5)	Assignment of Promissory Note and Consent Thereto by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated March 24, 2009

10.14 (5)	M Line Holdings, Inc. Demand Note for up to $500,000 dated March 25, 2009

10.15 (6)	Letter of Intent by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated June 30, 2010

10.16 (8)	Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. dated April 26, 2010 (filed herewith)

10.17 (8)	Convertible Promissory Note with Asher Enterprises, Inc. dated May 25, 2010 (filed herewith)

10.18 (8)	Commercial Real Estate Lease with SG&H Partners, L.P. for Anaheim Property dated August 13, 2010 (filed herewith)

10.19 (8)	Business Loan Agreement with Pacific Western Bank dated June 7, 2010 (filed herewith)

10.20	Addendum No. 2 dated September 30, 2011 to Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.21	Executive Employee Agreement with Barton Webb dated July 25, 2011

21 (7)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of George Colin (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jitu Banker (filed herewith).

32.1	Section 1350 Certification of George Colin (filed herewith).

32.2	Section 1350 Certification of Jitu Banker (filed herewith).

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

M Line Holdings, Inc.

Dated: October 12, 2011	/s/ George Colin
	By:	George Colin
Chief Executive Officer
and a Director

Dated: October 12, 2011	/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer
and a Director

Dated: October 12, 2011	/s/ Anthony Anish
	By:	Anthony Anish
Secretary and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 12, 2011	/s/ George Colin
	By:	George Colin
Chief Executive Officer
and a Director

Dated: October 12, 2011	/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer
and a Director

Dated: October 12, 2011	/s/ Anthony Anish
	By:	Anthony Anish
Secretary and a Director