Form 10-Q
period 2011-09-30
M LINE HOLDINGS INC
filed 2011-11-14
CIK 1072248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 11, 2011, there were 46,608,345 shares of common stock, par value $0.001, issued and outstanding.

M LINE HOLDINGS, INC.

PART I-FINANCIAL INFORMATION

M LINE HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY GATEWAY INTERNATIONAL HOLDINGS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of September 30	As of June 30
	2011	2011

Assets

Current Assets:
Cash and cash equivalents	$67,783	$221,036
Accounts receivable, net	1,179,646	894,197
Inventories, net	1,474,872	1,199,422
Due from related party	903,175	769,499
Prepaid and other current assets	-	14,148

Total current assets	3.625,476	3,098,302

Property and equipment, net	546,348	537,256
Intangible Assets, net	13,764	31,952
Deposits and other	85,652	80,653

Total Assets	$4,271,241	$3,748,163

Liabilities and Shareholders' Equity

Current Liabilities:
Line of Credit	$586,600	$627,045
Accounts Payable	929,166	901,230
Accrued Expenses and other	762,706	839,574
Notes payable – current	669,574	305,939
Capital Leases – current	100,943	44,998
Litigation payable	214,325	494,446

Total Current Liabilities	3,263,314	3,213,232

Notes Payable - long term	-	13,428
Capital Leases - long term	27,731	29,770
Deferred Income Taxes	16,710	16,710

Total liabilities	3,307,755	3,273,140

Commitments and Contingencies	-	-

Shareholders' Equity
Common Stock, $0.001: 100,000,000 shares
Authorized; 46,608,345 and 38,570,845 shares issued and outstanding
at September 30, 2011 and June 30, 2011, respectively	46,608	38,571
Additional paid in capital	10,174,028	9,813,315
Related party Receivable due to shares issuance	(94,000)	(94,000)
Accumulated deficit	(9,163,151)	(9,282,863)
Total stockholders' equity	963,485	475,023
Total Liabilities and Shareholders' Equity	$4,271,241	$3,748,163

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	Three month period(s) ended September 30,
	2011	2010
Net sales	$2,409,893	$1,656,599
Cost of sales	1,655,545	930,024
Gross Profit	754,348	726,575

Operating expenses:
Selling, general and administrative	663,266	716,485
Amortization of intangible assets	18,188	18,188
Total operating expense	681,454	734,673
Operating Profit (Loss)	72,894	(8,098)

Other income (expense):
Interest expense	(48,564)	(12,418)
Interest income	12,598	6,182
Gain on debt Settlement	85,184	-
Total other income (expenses)	49,218	(6,236)
Income (loss) before income tax	122,112	(14,334)

Income tax provision	2,400	800

Net income (loss)	$119,712	$(15,134)

Net income (loss) per share:

Basic and dilutive income (loss) per share:	$0.00	$(0.00)

Weighted average number of common shares under in per share calculations (basic and diluted)	44,282,258	30,861,956

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

M LINE  HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	Three month period(s) ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$119,712	$(15,134)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Imputed Interest	(12,598)	(6,182)
Bad Debt expense	(65,947)	-
Depreciation	58,189	104,410
Amortization of intangible assets	18,189	18,188
Issuance of shares for services	368,750	-
Gain on debt settlement	(85,184)	-
Change in derivative liabilities	-	(4,801)
Changes in operating assets and liabilities:
Account receivable	(219,502)	(69,882)
Inventory	(275,450)	13,743
Prepaid expenses and other assets	9,149	(9,193)
Account payable and accrued expenses	31,338	288,067

Deferred rent	-	(9,891)

Cash provided by operating activities	(53,335)	309,325
Cash used in operating activities of discontinued operations	-	300
Net cash provided by operating activities	(53,335)	309,625

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	(40,445)	-
Due from related party	(121,078)	(59,817)
Proceeds from notes payable	75,000	-
Payments to notes payable	-	(43,702)
Payments on capital leases	(13,375)	(8,665)

Net cash used in financing activities	(99,898)	(112,184)

Net increase (decrease) in cash and cash equivalent	(153,253)	197,441

Cash and cash equivalents at beginning of period	221,036	50,410

Cash and cash equivalents at end of period	67,783	$247,851

Supplemental disclosure of cash flow information:
Cash paid for interest	$48,564	$10,418

Cash paid for income taxes	$-	$-

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of M Line Holdings, Inc. are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three month periods ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended June 30, 2011.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. There were no potentially dilutive securities as of September 30, 2011 and June 30, 2011, respectively.

Reclassification

Certain reclassification has been made to the previous year’s financial statements to conform to current year presentation with no effect on previously reported net loss.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04,Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 3 below). ASU 2011-04 is effective for us in our fourth quarter of fiscal 2012 and should be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.

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

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements.

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

3.	Inventories

Inventories consist of the following at:

	September
	30, 2011	June 30, 2011
Finished Goods and Components	$807,725	$740,078

CNC Machines held for sale	57,000	-
Work in Progress	649,080	505,108
Raw Materials and Parts	8,960	9,216
	1,522,765	1,254,402
Less: Reserve for inventories	(47,893)	(54,980)
Inventories, net.	$1,474,872	$1,199,422

4.	Accrued Expenses

Accrued expenses consist of the following at:

	September 30,	June 30,
	2011	2011
Compensation and related benefits	$624,744	$738,650
Audit Fees	15,000	65,000
Other	122,962	35,924
	$762,706	$839,574

5.	Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of September 30, 2011 and June 30, 2011.

	September
	30, 2011	June 30, 2011
2011	$105,320	$70,058
2012	28,023	11,318
2013	0	0
2014	0	0
2015	0	0
Total minimum lease payments	133,343	81,376
Less amount representing interest	4,669	6,608
Present value of future minimum lease payments	128,674	74,768
Less current portion of capital lease obligations	100,943	44,998
Capital Lease obligations, net of current portion	$27,731	$29,770

6.	Line of Credit and Notes Payable

As of September 30, 2011 the Company owed Pacific Western Bank $236,400, $218,889 at June 30, 2010).

On September 1, 2011, the Company settled the dispute with Pacific Western Bank that not only settles all outstanding legal disputes between the parties but agrees monthly payments that will pay off the balance due to Pacific Western Bank.  The first payment of $15,000, due on September 30, 2011, and and the second payment also of $15,000 due October 30, 2011, have both been paid subsequent to quarter end. The monthly payments continue as follows:

November 30 through March 31, 2012	$20,000
April 30 through May 31, 2012	$25,000
June, 2012	Balance due in full

Interest accrues at 6% per annum.  These payments will not only pay off the remainder of the Company’s line of credit but also the balance due from Eran Engineering on the remaining equipment loan with Pacific Western Bank.

Under the terms of the agreement the Company can pay off any balance due to Pacific Western bank at any time without penalty.  If we fail to timely payoff the balance owed to Pacific Western Bank we will be in default and default penalties will apply.

Notes payable consist of the following as of September 30, 2011 and June 30, 2011.

	September 30, 2011	June 30, 2011
Notes payable to financial institutions, secured by the underlying equipment in aggregate monthly installments of $7,292 including interest rates between 7.2% and 9.75% per annum for a period of 50 months.	$329,679	$44,471

An unsecured note payable to a corporation in respect of accounting software payable in monthly installments of $ 1,922.82. This note is now due and payable and is being negotiated with the company.	27,061	27,061

An unsecured note payable to a corporation in respect of machines sold to us payable in monthly installments of $5,000.00 per month.. This agreement will expire in June 2012	56,070	66,070

An unsecured note payable to a corporation in monthly installments of $5,000.00 per month. This balance is due to be paid in six monthly payments ending December 31, 2011.	31,764	31,764

An secured note payable in the sum of $150,000.00 to a financial institution in full on November 2011. The company has negotiated an extension of the term to December 15, 2011 with an option to repay over four months in 2012, if necessary.	150,000	150,000

An secured note payable in the sum of $150,000.00 of which $75,000 was paid end September 2011, with the balance paid in October 2011 to a financial institution, payable in full on March 31, 2012.	75,000	-
TOTAL	669,574	319,366
Less Current Portion	669,574	305,938
Long Term Portion	$-	$13,428

2011	669,574	305,938
2012	-	13,428
2013	-	-
2014	-	-
Thereafter	-	-
	669,574	319,366

LEASES:
AMOUNT
2012	$577,213
2013	108,485
2014	111,740
2015	115,092
2016	118,545
Thereafter	0
$1,031,075

LITIGATION PAYABLE

	September 30, 2011	June 30, 2011
An unsecured note payable to a corporation in settlement of a lawsuit payable in full by	65,000	377,621

An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly payments of $5,000.00	60,000	60,000

An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly installments of $1,000.00	11,225	11,225

An unsecured note payable to an ex employee of the Company. Due to be paid in 10 monthly payments that commenced in March 2011	40,600	45,600

A Provision in the sum of $27,500.00 for an unsecured note payable, agreed verbally, subject to a formal agreement anticipated shortly.	27,500	-

A provision in the sum of $10,000.00 in settlement of a lawsuit, subject to agreement anticipated shortly	10,000	-

TOTAL	214,325	494,446

7.	Litigation

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

A provision has been made in the September 30, 2011 financials in the amount of $27,750.00..

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

MLH and Hwacheon have negotiated a settlement.  The settlement agreement has now been signed.  Under the terms agreed M Line has paid the sum of $267,363.37 and has agreed to settle the balance in the amount of $65,000, which is due on or before December 7, 2011.  This settlement will close all litigation between the parties.

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

The Complaint was dismissed approximately October 2011.

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

A provision has been made in the September 30, 2011 financials in the amount of $10,000.00.

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

The Company’s management believes that payment(s), if any, will be the responsibility of the Workers Compensation Board.

12.	C. William Kircher Jr. v. M Line Holdings, Inc. Orange County Superior Court Case No. 00397576

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

13.	M Line Holdings, Inc. v. Pacific Western Bank Orange County Superior Court Case No BC448012. The case was filed on 10/21/2010.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to fund against the line of credit when funds were available and also failed to remove two of the personal guarantors after agreeing in writing to do so and MLH is seeking unspecified damages.

This case has settled based on payment terms as agreed between the parties.

14.	Pacific Western Bank v. M Line Holdings, Inc. Orange County Superior Court Case No BC448012. The case was filed as a cross-complaint on 11/12/2010.

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

15.
In re: Chapter 7 Bankruptcy of All American CNC Sales, Inc.  United  States Bankruptcy Court, Central District of California Case No 8:10-bk-26771-TA.  Case was filed on 11/24/2010. The bankruptcy has been dismissed.

16.	Neal Kohlhaas v. M Line Holdings, INC. Orange County Superior Court Case No. 30-2011-00442075.

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

17.	Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

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

18.	Joe Gledhill v. M Line Holdings, Inc., et. al.- Los Angeles Superior Court Case No. BC 448012

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

19.	M Line Holdings, Inc., v. Timothy Consalvi, et. al.- Orange County Superior Court Case No. 30-201100493329

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

Our effective tax rates were approximately 2% and (6%) for the three months ended September 30, 2011 and 2010, respectively.  Our effective tax rate was lower than the U.S. federal statutory rate due to differences between financial and income tax basis amounts and the fact that we currently record a valuation allowance against our deferred tax assets.

9.	Common Stock

The Company’s articles of incorporation authorize up to 100,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. The Company had no shares of preferred stock issued and outstanding as of September 30, 2011 or June 30, 2011.

During the year ended June 30, 2011, the Company issued the following shares of common stock.

-
990,000 shares of common stock to its stock transfer agent and investor relations/financial advisor in payment of services to the Company. The Company valued the shares at the market price on the issuance date, in the sum of $28,000

-
3,538,889 shares of common stock to various note holders in part settlement of the outstanding loans due to them. The Company valued the shares at the market price on the issuance date, in the sum of $160,056.  Of the 3,000,000 shares issued to one note holder, Spagus Capital Partners, 1,000,000 million shares were transferred to Spagus by another note holder, Asher Enterprises.  The funds required to repay Asher were provided by Spagus.  This transfer of stock to Spagus was a part of that loan transaction.

-
The Company also issued 2,800,000 shares of its common stock in lieu of salaries and expenses due to related parties, the shares were valued at $94,000 based on the market price, and the balance was recorded as a contra equity account in the Company’s financial statements as of June 30, 2011. (see Note 4)

During the quarter ended September 30, 2011, the Company issued the following shares of common stock:

-
The Company issued 4,387,500 shares of its common stock in lieu of salaries and expenses due. The shares were valued at $239,750, based on the market price prevailing on the issuance date, and recorded in the Company’s financial statements as of September 30, 2011.

-
The Company issued 3,650,000 shares of its common stock to various note holders and consultants in settlement of loans and services rendered to the company. The shares were valued at $129,000, based on the market price, prevailing on the issuance date and recorded in the Company’s financial statement as of September 30, 2011.

Non-Qualified Stock Option Plan

In November 2006, the Board of Directors approved a Non-Qualified Stock Option Plan for key managers, which, among other provisions, provides for the granting of options by the board at strike prices at or exceeding market value, and expiration periods of up to ten years. No stock options have been granted under this plan.

10.	Related Party Transactions

The related party transactions during the quarter ended September 30, 2011 were as follows:

Issue of shares for services	$104,730
Recharge of telephone service costs	$3,750
Imputed Interest re loan	$12,598

11.	Segments and Geographic Information

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

Segment Information for the three month period ended September 30, 2011	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$993,270	$1,416,623	$0	$2,409,893
Interest Income	-	-	12,598	12,598
Interest Expense	0	37,188	11,376	48,564
Depreciation and Amortization	18,938	51,084	6,355	76,377
Income (loss) before taxes	(205,532)	294,561	33,083	122,112
Total Assets	473,082	2,812,183	985,975	4,271,240
Capital Expenditure	$-	$61,674	$-	$61,674

Segment Information for the three month period ended September 30, 2010	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$788,896	$867,703	$0	$1,656,599
Interest Income	-	-	6,182	6,182
Interest Expense	74	12,382	(38)	12,418
Depreciation and Amortization	18,938	97,799	5,861	122,598
Income (loss) before taxes	67,704	(92,950)	10,112	(15,134)
Total Assets	239,180	1,973,512	856,069	3,068,761
Capital Expenditure	$-	$-	$-	$-

	For the three month period ended September 30,	For the three month period ended September 30,
	2011	2010	Change	%

Sales by segment:
Machine Sales	$993,270	$788,896	204,374	26
Precision Engineering	1,416,623	867,703	548,920	63
	2,409,893	1,656,599	753,294	45

Gross Profit by segment:
Machine Sales	81,509	339,324	(257,815)	(76)
Precision Engineering	672,839	387,251	285,588	74
	754,348	726,575	27,773	4

12.	Going Concern and Management Plans

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $9,163,151 as of September 30, 2011.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company recognizes that the very weak economy in 2009 and 2010 and the difficulty in raising new funds has impacted the working capital needs of the Company.  The Company's continuation as a going concern is dependent upon its ability to retain its current short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to attain profitability.

To date the Company has funded its operations from both internally generated cash flow and external sources. The Company will pursue additional external capitalization opportunities, as necessary, to fund its long-term goals and objectives.

The Company has taken significant steps to resolve these issues.  The Company achieved profit in the fiscal year ended June 30, 2011 and has continued to make profit in the quarter ended September 30, 2011.  Business continues to improve and we expect positive results to continue.

In addition the improved results are making refinancing the business an easier proposition.  The first new inventory line of credit has been approved since the year end and we expect to complete a refinance of the equipment in November.

13.	Subsequent Events

The Company appointed Mr. Gary Augusta to its Board of Directors, effective November   8, 2011. Mr. Augusta is the President of Spagus Capital Partners the Company that has loaned the Company $300,000 at 8% interest per annum.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of M Line Holdings, Inc. (formerly known as Gateway International Holdings, Inc., and referred to herein as “MLH”, “we,” “us” or “Company”) for the three months ended September 30, 2011, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. The risk factors listed in our Annual Report on Form 10-K, as well as any cautionary language in our Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: our ability to successfully develop new products; the ability to obtain financing for product development; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental healthcare and other regulations; changes in tax laws; and the availability of key management and other personnel.

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

Our Precision Manufacturing Group is a manufacturer of precision components used in equipment and machinery in the commercial aviation, medical, aerospace and defense industries. Sales within this segment are highly concentrated within one customer, Panasonic Avionics Corporation (“Panasonic”). The loss of all or a substantial portion of sales to this customer would cause us to lose a substantial portion of our sales within this segment and on a consolidated basis, and have a corresponding negative impact on our operating profit margin due to operation leverage this customer provides. This could lead to sales volumes not being high enough to cover our current cost structure or provide adequate operating cash flows. Panasonic has been a customer of ours for approximately 19 years and we believe our relationship is good.

Trends Affecting Our Business

Although The recent tightening of the capital markets has eased it may still hurt our ability to sell used CNC machines. Historically, as capital markets tighten, companies that purchase large machines on credit, such as CNC machines, have more difficulty in obtaining credit and, therefore, are unable to purchase machines that they may be able to purchase in better financial times. The credit markets have improved slightly but may have an impact on our customers’ ability to purchase machines which could negatively impact our business.

The primary components sold by our Precision Manufacturing segment during the quarters ended September 30, 2011 and, 2010, were parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft. Although the market for inflight entertainment systems has improved and is expected to continue to improve over the next two to three years business is still inconsistent and this may effect our business over the next several months. In addition, if there is a  decrease in work this may have an impact with the Machine Tools Group, as many of our customers that buy machines from us do business with airline manufacturers.

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

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

	Three Months ended September 30,
	2011	2010	Change ($)	Change (%)
Sales by segment
Machine Sales	$993,270	$788,896	$204,374	26%
Precision Manufacturing	1,416,623	867,703	548,920	63%
	2,409,893	1,656,599	753,294	45%
Gross profit by segment
Machine Sales	81,509	339,324	(257,815)	(76)%
Precision Manufacturing	672,839	387,251	285,588	74%
	754,348	726,575	27,773	4%

Sales

Sales in the fiscal 2011 period increased 45% compared to the comparable period in fiscal 2010. The change is attributable to an increase in sales in the Machine Sales and Precision Manufacturing Group.  Sales increased by 26% in the Machine Sales Group and by 63% in the Precision Manufacturing Group.

Gross Margin

Gross profit increased by 4% compared to the comparable period in fiscal 2010. The gross profit for the Machine Sales Group decreased by 76% due to a decrease in margins as a result of higher prices paid for product and higher freight costs. The increase within the Precision Manufacturing Group of 74% resulted from better margins and higher sales due to an increase in customer demand for product in the 2011 period.

Selling, General & Administrative

Selling, general and administrative costs decreased by $53,219 compared to the comparable period in fiscal 2010. The change is due to decreases in personnel costs.

Amortization of Intangible Assets

Amortization expense for intangible assets for the period ended September 2011 was $18,188, which was equal to the comparable period in fiscal 2010.

Interest Expense

Interest expense increased by $36,146 compared to the comparable period in fiscal 2010. The change is attributable to higher usage of our credit line for accounts receivable finance.

Gain on Sale of Assets

During the fiscal 2011 period, there was no gain or loss as no assets were sold during the period.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including Main Credit, our accounts receivable funder. As of September 30, 2011, our working capital (current assets less current liabilities) totaled $362,162 compared to $(114,930) as of June 30, 2011, an increase of $477,092.

The main credit line for accounts receivable finance provides for borrowings of up to 80% of the line of credit up to the line provided in the sum of $1,000,000.  This finance bears loan interest at the lender's rate at 2% per month with the loan being paid each month when our customers pay down on the receivables.

Cash Flows

The following table sets forth our cash flows for the three month period(s) ended September 30:

Provided by (used in)	2011	2010	Change

Operating activities	(53,355)	309,625	(638,187)
Investing activities	0	0	0
Financing activities	(99,898)	(112,184)	354,773
	(153,254)	197,441	(350,695)

Operating Activities

Operating cash flows during the fiscal 2011 and 2010 fiscal periods reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the 2011 period, non-cash expenses included in our net income and in operating activities totaled $281,398 compared to $111,615 in the 2010 period.

The increase (decrease) in operating assets and liabilities for the 2011 and 2010 periods were $(454,465) and an increase of $212,844, respectively. During the 2011 period, the decrease was primarily attributable to an increase in accounts receivable, inventory and an increase in accounts payable and accrued expenses.

The changes in operating assets for the 2011 period were primarily attributable to an increase in accounts receivable, inventory and a decrease in accounts payable and accrued expenses.

Investing Activities

We made capital expenditures of $0 and $0 during the first three months of the fiscal 2011 and 2010 periods, respectively.

Financing Activities

During the first three months of the fiscal 2011 and 2010 periods, our borrowings increased by (net of repayments) $99,898 and reduced our borrowings (net of repayments) by $(112,184) respectively of outstanding debt and capital lease obligations. During the 2011 and 2010 periods, we repaid $0 on our debt to Pacific Western Bank, our former line of credit.

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

ITEM 4.                Controls and Procedures.

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in this Item 4T

(b) Management Report on Internal Control Over Financial Reporting

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of September 30, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

A provision has been made in the September 30, 2011 financials in the amount of $27,750.00.

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

A provision has been made in the September 30, 2011 financials in the amount of $31,174.

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

MLH and Hwacheon have negotiated a settlement.  The settlement agreement has now been signed.  Under the terms agreed M Line has paid the sum of $267,363.37 and has agreed to settle the balance in the amount of $65,000, which is due on December 7, 2011.  This settlement will close all litigation between the parties.

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

The Complaint was dismissed approximately October 2011.

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

A provision has been made in the September 30, 2011 financials in the amount of $10,000.00.

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

12.         C. William Kircher Jr. v. M Line Holdings, Inc.  Orange County Superior Court Case No. 00397576

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

13.         M Line Holdings, Inc.  v.  Pacific Western Bank Orange County Superior Court Case No BC448012. The case was filed on 10/21/2010.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to fund against the line of credit when funds were available and also failed to remove two of the personal guarantors after agreeing in writing to do so and MLH sought unspecified damages.

This case has settled based on payment terms as agreed between the parties.

14.         Pacific Western Bank  v. M Line Holdings, Inc.   Orange County Superior Court Case No BC448012. The case was filed as a cross-complaint on 11/12/2010.

The Cross-complaint alleges causes of action basically for breach of written agreement and related claims. Defendant failed to repay a credit line when it became due and is also claiming that defendant must repay two equipment loans even though these loans are current due to the terms of the credit line agreement. Cross-complaint sought damages of $300,616.

This case has settled based on payment terms as agreed between the parties.

15.         In re: Chapter 7 Bankruptcy of All American CNC Sales, Inc.  United  States Bankruptcy Court, Central District of California Case No 8:10-bk-26771-TA.  Case was filed on 11/24/2010. The bankruptcy has been dismissed.

16.         Neal Kohlhaas v. M Line Holdings, INC.  Orange County Superior Court Case No. 30-2011-00442075.

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

17.         Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

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

18.         Joe Gledhill v. M Line Holdings, Inc., et. al.-  Los Angeles Superior Court Case No. BC 448012

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

19.         M Line Holdings, Inc., v. Timothy Consalvi, et. al.-  Orange County  Superior Court Case No. 30-201100493329

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

ITEM 1A.             Risk Factors.

As a smaller reporting company we are not required to provide the information required by this Item.  However, we did include risk factors in our Annual Report on Form 10-K for the year ended June 30, 2011, as filed with the Commission on October 13, 2011.

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

On July 27, 2011, we issued 1,000,000 shares to Anthony Anish, one of our officers and directors, in exchange for compensation equal to $99,000.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mr. Anish is a sophisticated investor and familiar with our operations.

On July 27, 2011, we issued 800,000 shares to Jitu Banker, one of our officers and directors, in exchange for compensation equal to $79,200.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mr. Banker is a sophisticated investor and familiar with our operations.

On July 27, 2011, we issued 500,000 shares to a four unrelated parties for various legal, financial and investor relations services rendered, which was valued at $49,500.  The shares were restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors are sophisticated investors and familiar with our operations.

On August 22, 2011, we issued 600,000 shares to Mass Media 77, Inc. in exchange for investor relations services and were valued at $35,400.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mass Media 77, Inc. is a sophisticated investor and familiar with our operations.

ITEM 3.                Defaults upon Senior Securities.

There have been no events required to be reported under this Item.

ITEM 4.                (Removed and Reserved).

ITEM 5.                Other Information.

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

ITEM 6.                Exhibits.

(a)           Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of M Line Holdings, Inc., a Nevada corporation, as amended

3.2 (5)	Certificate of Amendment of Articles of Incorporation

3.3 (1)	Bylaws of M Line Holdings, Inc., a Nevada corporation

10.1 (1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2 (1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.3 (1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4 (1)	Employment Agreement with Timothy D. Consalvi dated February 1, 2007

10.5 (1)	Employment Agreement with Joseph T.W. Gledhill dated February 5, 2007

10.6 (2)	Employment Agreement with Lawrence A. Consalvi dated February 5, 2007

10.7 (1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.8 (1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

10.9 (1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.10 (3)	Separation Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 26, 2008

10.11 (4)	Sales Agent Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 30, 2008

10.12 (4)	Loan Agreements with Pacific Western Bank dated September 20, 2008

10.13 (5)	Assignment of Promissory Note and Consent Thereto by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated March 24, 2009

10.14 (5)	M Line Holdings, Inc. Demand Note for up to $500,000 dated March 25, 2009

10.15 (6)	Letter of Intent by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated June 30, 2010

10.16 (8)	Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. dated April 26, 2010 (filed herewith)

10.17 (8)	Convertible Promissory Note with Asher Enterprises, Inc. dated May 25, 2010 (filed herewith)

10.18 (8)	Commercial Real Estate Lease with SG&H Partners, L.P. for Anaheim Property dated August 13, 2010 (filed herewith)

10.19 (8)	Business Loan Agreement with Pacific Western Bank dated June 7, 2010 (filed herewith)

10.20 (9)	Addendum No. 2 dated September 30, 2011 to Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.21 (9)	Executive Employee Agreement with Barton Webb dated July 25, 2011

10.22	Executive Employee Agreement with Anthony L. Anish dated July 1, 2011

10.23	Executive Employee Agreement with Jitu Banker dated July 1, 2011

21 (7)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of George Colin (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jitu Banker (filed herewith).

32.1	Section 1350 Certification of George Colin (filed herewith).

32.2	Section 1350 Certification of Jitu Banker (filed herewith).

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

(9)  Incorporated by reference from our Annual Report on Form 10-K for the period ended June 30, 2011, as filed with the Commission on October 13, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M Line Holdings, Inc.

Dated: November 11, 2011		/s/ George Colin
	By:	George Colin
President, Chief Executive
Officer and a Director

Dated: November 11, 2011		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer,
and a Director