Form 10-Q
period 2011-12-31
M LINE HOLDINGS INC
filed 2012-02-14
CIK 1072248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☐.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 14, 2012, there were 46,871,145 shares of common stock, par value $0.001, issued and outstanding.

1

M LINE HOLDINGS, INC.

PART I -FINANCIAL INFORMATION

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

Assets
	December 31, 2011	June 30, 2011

Current assets:
Cash and cash equivalents	$113,536	$221,036
Accounts receivable, net	604,706	894,197
Inventory, net	1,931,314	1,199,422
Due from related party	1,170,537	769,499
Prepaid expenses and other current assets	—	14,148
Total current assets	3,820,092	3,098,302

Property and equipment, net	521,212	537,256
Intangible assets, net	—	31,952
Deposits and other	82,807	80,653
Total assets	$4,424,112	$3,748,163

Liabilities and shareholders' equity

Current liabilities:
Line of credit	$620,382	$627,045
Accounts payable	777,429	901,230
Accrued expenses and other	920,653	839,574
Notes payable - current	666,824	305,939
Capital Leases - current	76,076	44,998
Litigation payable	210,725	494,446
Total Current Liabilities	3,272,090	3,213,232

Notes payable - long term	—	13,428
Capital leases - long term	19,750	29,770
Deferred income taxes	16,710	16,710
Total liabilities	3,308,550	3,273,140

Commitments and contingencies

Shareholders' equity:
Common stock: $0.001 par, 100,000,000 shares authorized, 46,608,345 and 38,570,845 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	46,608	38,571
Additional paid in capital	10,174,028	9,813,315
Related party receivable on issuance of shares	(94,000)	(94,000)
Accumulated deficit	(9,011,074)	(9,282,863)
Total shareholders' equity	1,115,562	475,023
Total liabilities and shareholders' equity	$4,424,112	$3,748,163

The accompanying notes form an integral part of these financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Net sales	$2,795,591	$2,528,795	$5,205,484	$4,185,394
Cost of sales	1,950,183	1,817,611	3,605,728	2,747,635
Gross profit	845,408	711,184	1,599,756	1,437,759

Operating expenses:
Selling, general and administrative	647,820	823,303	1,311,086	1,539,788
Amortization of intangible assets	13,764	18,188	31,952	36,376
Total operating expense	661,584	841,491	1,343,038	1,576,164
Operating profit (loss)	183,824	(130,307)	256,718	(138,405)

Other income (expense):
Interest expense	(45,836)	(25,536)	(94,400)	(37,954)
Interest income	16,553	4,637	29,151	10,819
Rental income	—	73,699	—	73,699
Change in derivative liability	—	35,919	—	35,919
Gain on debt settlement	—	—	85,184	—
Loss on sale of assets	(2,507)	—	(2,507)	—
Total other income (expense)	(31,790)	88,719	17,428	82,483
Income (loss) before income tax	152,034	(41,588)	274,146	(55,922)

Income tax	—	—	(2,400)	(800)
Net income (loss)	$152,034	$(41,588)	$271,746	$(56,722)

Net income (loss) per share:
Basic and dilutive income (loss) per share:	$0.00	$(0.00)	$0.01	$(0.00)
Weighted average number of common shares (basic and diluted)	46,608,345	30,893,260	48,934,432	30,877,608

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of potential dilutive securities is anti-dilutive.

The accompanying notes form an integral part of these financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$271,746	$(56,722)
Reconciliation of net income (loss) to net cash provided by (used in) operations:
Imputed interest	(29,151)	—
Bad debt expense	(65,947)	—
Depreciation	116,379	166,319
Amortization of intangible assets	31,952	36,376
Issuance of shares for services	368,750	2,000
Gain on debt settlement	(85,184)	—
Reserve for inventories	50,099	—
Change in derivative liabilities	—	(35,919)
Changes in operating assets and liabilities:
Accounts receivable	355,439	(35,902)
Inventory	(781,991)	(74,672)
Prepaid expenses and other assets	11,994	44,224
Due from related party	(371,887)	(301,275)
Accounts payable, accrued expenses and other	314,963	403,046
Litigation payable	(283,721)	—
Deferred rent	—	(19,783)
Cash provided by operating activities	(96,559)	127,692
Cash used in operating activities of discontinued operations	—	300
Net cash provided by operating activities	(96,559)	127,992

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	(6,663)	—
Proceeds from notes payable	75,000	—
Payments to notes payable	—	(81,795)
Payments on capital leases	(79,277)	(18,351)
Net cash used in financing activities	(10,940)	(100,146)

Net (decrease) increase in cash and cash equivalent	(107,500)	27,846

Cash and cash equivalents at beginning of period	221,036	50,410
Cash and cash equivalents at end of period	$113,536	$78,256

Supplemental disclosure of cash flow information:
Cash paid for interest	$48,564	$37,954
Cash paid for income taxes	$—	$—

The accompanying notes form an integral part of these financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Business

M. Line Holdings, Inc. (the “Company”) was incorporated in Nevada on September 24, 1997, under the name Gourmet Gifts, Inc. (“Gourmet Gifts”).

The Company and its subsidiaries are currently engaged in the following businesses,which also, represent its business segments:

☐	Acquiring, refurbishing and selling new and used CNC machine-tool equipment and servicing of machine-tool equipment (Machine Sales segment).

☐	Manufacturing precision metal component parts for the defense, automotive, aerospace and medical industries through its Eran Engineering, Inc. (“Eran”) subsidiary (Precision Manufacturing segment).

2.	Accounting Policies

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of operations, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011 filed with the U.S. Securities and Exchange Commission (the “Commission”) on October 13, 2011.

Principles of Consolidation

The financial statements include the accounts of M Line Holdings and its subsidiaries. Intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, sales returns, and recoverability of long-term assets.

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued a deferral of certain portion of this guidance.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for annual periods beginning after December 15, 2011.

3.	Inventories

Inventories consisted of the following:

	December 31, 2011	June 30, 2011
Finished goods and components	$1,388,787	$740,078
Work in progress	583,666	505,108
Raw materials and parts	8,960	9,216
	1,981,413	1,254,402
Less: Reserve for inventories	(50,099)	(54,980)
Inventories, net	$1,931,314	$1,199,422

4.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2011	June 30, 2011
Compensation and related benefits	$672,839	$738,650
Other	247,814	100,924
	$920,653	$839,574

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of December 31, 2011 and June 30, 2011.

	December 31, 2011	June 30, 2011
Due in 2011	$78,616	$70,058
Due in 2012	20,041	11,318
Total minimum lease payments	98,657	81,376
Less amount representing interest	2,831	6,608
Present value of future minimum lease payments	95,826	74,768
Less current portion of capital lease obligations	76,076	44,998
Capital Lease obligations, net of current portion	$19,750	$29,770

6.	Line of Credit

On September 1, 2011, the Company settled the dispute with Pacific Western Bank that not only settles all outstanding legal disputes between the parties but agrees monthly payments that will pay off the balance due to Pacific Western Bank.  The monthly payments continue as follows:

January 1, 2012 through March 31, 2012	$21,799
April 30 through May 31, 2012	26,799
June, 2012	Balance due in full

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

As of December 31, 2011 the Company owed Pacific Western Bank $274,930 and at June 30, 2011, $218,889.

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Notes Payable

Notes payable consisted of the following.

	December 31, 2011	June 30, 2011
Notes payable to financial institutions, secured by the underlying equipment in aggregate monthly installments of $21,799 for January and February and $26,799 for March, April and May with the balance due in June 2012. Interest accrues at 6% per annum.	$274,930	$44,472

An unsecured note payable to a corporation in respect of accounting software payable in monthly installments of $1,923. This note is now due and payable and is being negotiated with the company	27,061	27,061

An unsecured note payable to a corporation in respect of machines sold to us payable in monthly installments of $5,000 per month. This agreement will expire in June 2012	43,069	66,070

An unsecured note payable to a corporation in monthly installments of $5,000 per month. This balance is due to be paid in six monthly payments ending December 31, 2011	21,764	31,764

An unsecured note payable in the sum of $150,000 to a financial institution payable in full on November 2011. The company has negotiated an extension of the term to December 15, 2011.	150,000	150,000

This note is currently in default and the company has requested an extension to repay the note over four months commencing March 2012 at the rate of $30,000 in March and $40,000 per month until fully paid. This proposal has not been finalized yet. Interest at present is running at a default rate of 13% per annum

An unsecured note payable in the sum of $150,000, of which $75,000 was received end September 2011, with the balance received in October 2011, to a financial institution, payable in full on March 31, 2012. We have requested an extension to repay this note over four months commencing June 2012 at the rate of $30,000 in June, $70,000 in July and the balance in August 2012	150,000	—
	$666,824	$319,367
Less Current Portion	666,824	305,939
Long Term Portion	—	13,428

Due in 2012	666,824	305,939
Due in 2013	—	13,428
Thereafter	—	—
	$666,824	$319,367

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Commitments

Our estimated future lease payments for the next five years are as follows:

Due in 2012	$441,377
Due in 2013	449,624
Due in 2014	463,110
Due in 2015	477,003
Thereafter	363,756
$2,194,869

9.	Litigation

Litigation Payable

Litigation payable consisted of the following:

	December 31, 2011	June 30, 2011
An unsecured note payable to a corporation in settlement of a lawsuit payable in full by December 20, 2011.	$65,000	$377,621

An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly payments of $5,000.00	60,000	60,000

An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly installments of $1,000.00	8,225	11,225

An unsecured note payable to an ex employee of the Company. Due to be paid in 10 monthly payments that commenced in March 2011	40,000	45,600

A Provision in the sum of $27,500.00 for an unsecured note payable, agreed verbally, subject to a formal agreement anticipated shortly	27,500	—

A provision in the sum of $10,000.00 in settlement of a lawsuit, subject to agreement anticipated shortly	10,000	—

	$210,725	$494,446

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08.

We were served with a Demand for Arbitration and Statement of Claim, which was filed on September 16, 2008.

The Statement of Claim alleges that claimant is an attorney who performed services for us pursuant to an agreement dated April 2, 2007 between us and the claimant.  The Statement of Claim alleges that we breached the agreement and seeks compensatory damages in the amount of $195,000 plus interest, attorneys’ fees and costs.  Management denies the allegations of the Statement of Claim and will vigorously defend against these allegations.  An arbitrator has not yet been selected, and a trial date has not yet been scheduled.

We do not have sufficient information to render an opinion as to the potential outcome of this matter or any potential financial impact on the company.

No provision has been made in the financial statements as management feels that the case has no merit.

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

No payments have been made at this time as council for plaintiff has not completed the final settlement agreement.

A provision of $27,500 has been made in the financial statements for the six months ended December 31, 2011.

3.	Hwacheon Machinery v. All American CNC Sales, Circuit Court of the 19th Judicial Circuit, Lake County, Illinois, Case No. 09L544.

The Complaint was filed on June 8, 2009.

The Complaint alleges causes of action for account stated, and arises from a claim by Hwacheon that All American CNC has not paid it for machines sold to All American CNC.  The Complaint seeks damages of approximately $362,000.  All American filed an answer on or about July 15, 2009. Default has been entered against All American CNC Sales, Inc.

In a hearing in the Superior Court of California Hwacheon filed an alter ego case against Eran Engineering, Inc., Elite Machine Too and M Line Holdings, Inc. The judge granted the summary judgment against all three defendants in the amount of $403,860.91 including interest through February 8, 2011. Post judgment proceedings have been initiated by Hwacheon. MLH and Eran Engineering filed an appeal which was dismissed pursuant to settlement.

MLH has not made payments that are due under the settlement agreement. We do not have sufficient information to render an opinion as to the potential outcome of this matter beyond the above information, nor any potential financial impact on the company resulting from the judgment or settlement.

A provision of $65,000 has been made in the financial statements for the six months ended December 31, 2011.

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC415693.

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

MLH has not made payments that are due under the settlement agreement. We do not have sufficient information to render an opinion as to the potential outcome of this matter beyond the above information, nor any potential financial impact on the company resulting from the judgment or settlement.

A provision of $60,000 was made in the financial statements for the year ended June 30, 2011 and at December 31, 2011.

5.	Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.

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

Recently the parties agreed to settle in principle but a final agreement has yet to be completed. We do not have sufficient information to render an opinion as to the potential outcome of this matter or any potential financial impact on the company.

A provision in the amount of $10,000 was made in the financial statements for the six months ended December 31, 2011.

6.	C. William Kircher Jr. V M Line Holdings, Inc. Orange County Superior Court Case No. 00397576

A former attorney for M Line Holdings, Inc. has sued seeking damages for failure to pay legal fees in the amount of $120,166.30.

This case has settled. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock.

The first three payments have been made but MLH is currently in default of its payments. Plaintiff is in communication with MLH to work out an arrangement.

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	M Line Holdings, Inc. V Pacific Western Bank Orange County Superior Court Case No BC448012. The case was filed on 10/21/2010.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to fund against the line of credit when funds were available and also failed to remove two of the personal guarantors after agreeing in writing to do so and MLH is seeking unspecified damages.

This case has settled based on payment terms as agreed between the parties. Management has informed us that MLH has recently complied with the settlement terms.

8.	Pacific Western Bank V M Line Holdings, Inc. Orange County Superior Court Case No BC448012. The case was filed as a cross-complaint on 11/12/2010.

The Cross-complaint alleges causes of action basically for breach of written agreement and related claims. Defendant failed to repay a credit line when it became due and is also claiming that defendant must repay two equipment loans even though these loans are current due to the terms of the credit line agreement. Cross-complaint is seeking damages of $300,616.

This case has settled based on payment terms as agreed between the parties. Management has informed us that MLH has recently complied with the settlement terms.

9.	Neal Kohlhaas v. M Line Holdings, INC. Orange County Superior Court Case No. 30-2011-00442075.

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

A settlement in this matter has been agreed in principle for the amount of $3,000.

10.	Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

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

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Joe Gledhill v. M Line Holdings, Inc., et. al.- Los Angeles Superior Court Case No. BC 448012

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

12. M Line Holdings, Inc., v. Timothy Consalvi, et. al.- Orange County Superior Court Case No. 30-201100493329

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

10.	Income Taxes

Our effective tax rates were approximately 1% for the six months ended December 31, 2011 and 2010, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to differences between financial and income tax basis amounts and the fact that we currently record a valuation allowance against our deferred tax assets.

11.	Common Stock

Common Stock

The Company’s articles of incorporation authorize up to 100,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. The Company had no shares of preferred stock issued and outstanding as of December 31, 2011 or June 30, 2011.

During six months ended December 3l, 2011, the Company issued the following shares of common stock:

The Company issued 4,387,500 shares of its common stock in lieu of salaries and expenses due. The shares were valued at $239,750, based on the market price prevailing on the issuance date, and recorded in the Company’s financial statements as of September 30, 2011

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company issued 3,650,000 shares of its common stock to various note holders and consultants in settlement of loans and services rendered to the company. The shares were valued at $129,000, based on the market price, prevailing on the issuance date and recorded in the Company’s financial statement as of September 30, 2011.

Non-Qualified Stock Option Plan

In November 2006, the Board of Directors approved a Non-Qualified Stock Option Plan for key managers, which, among other provisions, provides for the granting of options by the board at strike prices at or exceeding market value, and expiration periods of up to ten years. No stock options have been granted under this plan.

12.	Related Party Transactions

The related party transactions during the six month period ended December 31, 2011 were as follows:

Shares issued for services	$104,730
Recharge of telephone service costs	3,750
Imputed Interest re loan	29,751

13.	Segments and Geographic Information

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

Segment Information for the three month period ended December 31, 2011	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$1,867,885	$927,706	$—	$2,795,591
Interest income	—	—	16,553	16,553
Interest expense	4,482	37,488	3,866	45,836
Depreciation and amortization	14,514	51,084	6,355	71,953
Income (loss) before taxes	118,410	(102,463)	136,087	152,034
Total assets	262,854	2,954,163	1,207,095	4,424,112
Capital expenditures	$—	$—	$—	$—

Segment information for the three month period ended December 31, 2010	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$1,805,568	$723,227	$0	$2,528,795
Interest income	—	—	4,637	4,637
Interest expense	—	21,634	3,902	25,536
Depreciation and amortization	18,938	55,298	5,861	80,097
(Loss) income before taxes	(46,217)	33,792	(29,163)	(41,588)
Total assets	625,115	1,807,154	623,095	3,055,364
Capital expenditure	$—	$—	$—	$—

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Segment Information for the six month period ended December 31, 2011	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$2,861,155	$2,344,329	$0	$5,205,484
Interest income	—	—	29,151	29,151
Interest expense	4,482	74,676	15,242	94,400
Depreciation and amortization	33,452	102,168	12,711	148,331
(Loss) income before taxes	(87,922)	191,298	168,370	274,146
Total assets	262,854	2,954,163	1,207,095	4,424,112
Capital expenditure	$—	$—	$—	$—

Segment information for the six month period ended December 31, 2010	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$2,594,464	$1,590,930	$0	$4,185,394
Interest Income	—	—	10,819	10,819
Interest Expense	94	33,996	3,864	37,954
Depreciation and Amortization	37,876	153,097	11,722	202,695
Income (loss) before taxes	21,487	(57,170)	(20,239)	(55,922)
Total Assets	625,115	1,807,154	623,095	3,055,364
Capital Expenditure	$—	$—	$—	$—

14.	Subsequent Events

The company issued 262,800 shares of common stock to its employees in the Precision Manufacturing Group as part of a bonus to its employees. These shares were valued based on the market price prevailing on the issuance date.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of M Line Holdings, Inc. (formerly known as Gateway International Holdings, Inc., and referred to herein as “MLH”, “we,” “us” or “Company”) for the six months ended December 31, 2011, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

The primary components sold by our Precision Manufacturing segment during the quarters ended December 31, 2011 and, 2010, were parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft. Although the market for inflight entertainment systems has improved and is expected to continue to improve over the next two to three years business is still inconsistent and this may effect our business over the next several months. In addition, if there is a  decrease in work this may have an impact with the Machine Tools Group, as many of our customers that buy machines from us do business with airline manufacturers.

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

Results of Operations for the Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

	For the three month period ended December 31,	For the three month period ended December 31,
	2011	2010	Change	%

Sales by segment:
Machine Sales	$1,867,885	$1,805,568	62,317	3
Precision Engineering	927,706	723,227	204,479	28
	2,795,591	2,528,795	266,796	11

Gross Profit by segment:
Machine Sales	431,492	253,030	178,462	71
Precision Engineering	413,916	458,155	(44,239)	-10
	845,408	711,185	134,193	19

Sales

Sales in the fiscal 2012 period increased 11% compared to the comparable period in fiscal 2011.

The change is attributable to an increase in sales in the Machine Sales and Precision Manufacturing Group.  Sales increased by 3% in the Machine Sales Group and by 28% in the Precision Manufacturing Group.

The machine sales group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that effect the price that equipment can be sold for. The average sale price of the 27 pieces of equipment sold in the three months ended December 31, 2011 was $68,700 compared to the comparable period in fiscal 2011 of 23 pieces of equipment sold at an average sale price of $74,800, In addition repair work for the three months ended December 31, 2011 was $3.600 compared to the comparable period in fiscal 2011 of $60,300.

Market conditions reflect not only the price that equipment can be purchased for but also the price that equipment may be sold. During good economic times when the business climate is improving, particularly in areas such as aerospace, the demand for equipment can result in a change in the buying price, however the need for that equipment by customers is generally reflected in the sale price, therefore as a general rule margins are reasonably consistent even though average sale prices may change. As a result we do not expect future results to be materially impacted by these conditions.

The increase in sales in the Precision Manufacturing Group is the result of an increase of $126,674 to $484,488 in sales of precision metal component parts from our major customer, Panasonic Avionics in the three months ended December 31, 2011, compared to $357,814 for the comparable period in fiscal 2011. Furthermore new customer sales resulted in an increase of $174,361 during the three months ended December 31, 2011 as compared to $0 for new customers in the comparable period in fiscal 2011.

Our precision manufacturing group has recently received orders from another new major customer. We are hopeful that this customer’s orders will continue to increase and together with other new customers will result in an increase in sales and profitability of the Precision Manufacturing Group. The addition of new customers should result in a positive effect on the future results of the Company.

We anticipate that, as a result of an increase in activity in the aerospace industry, we will continue to grow the revenues of both the Machine Tool Group and the Precision Manufacturing Group.

Gross Margin

Gross profit increased by 19% compared to the comparable period in fiscal 2011. The gross profit for the Machine Sales Group increased by 71% due to an increase in margins as a result of higher prices received for product and lower freight costs. The decrease within the Precision Manufacturing Group of 10% resulted from lower margins due to more competition within the aircraft interiors manufacturing marketplace.

Selling, General & Administrative

Selling, general and administrative costs decreased by $175,483 compared to the comparable period for the three months ended December 31, 2010. The change is due to decreases in personnel costs and other overheads.

Amortization of Intangible Assets

Amortization expense for intangible assets for the three months ended December 31, 2011 was $13,764, compared to $18,188 in the comparable period for the three months ended December 31, 2010. The decrease is attributable to the fact that the amount charged for three months ended December 31, 2011 is the final charge remaining at the end of the life of the intangible asset.

Interest Expense

Interest expense increased by $20,300 for the three months ended December 31, 2011 compared to the comparable period for the three months ended December 31, 2010. The change is attributable to a higher usage of our credit line for accounts receivable finance and interest payable on a new inventory line of credit.

Change in derivative liability

The derivative liability for the three month period ended December 31, 2011 was $0 compared to that of the comparable period in 2010 amounting to $35,919.

The change in derivative liability arises as a result of the repayment of a convertible loan from Asher Enterprises, Inc. in fiscal 2010. The loan was a convertible promissory note with the ability to convert to shares at a discount from the market price. Until the loan was repaid a charge was included on our financial statements that reflected the possible derivative liability that could result if the loan was converted to shares in the Company. The derivative liability was calculated using the Black Schole method.

The loan was repaid in May 2011 and as a result the charge for the derivative liability is no longer necessary.

Gain on Debt Settlement

During the six month period ended December 31, 2011 the Company negotiated various settlements of debts due by the Company, which resulted in a gain in the sum of $85,184. This compares with $0 for the comparable period in December 2010.

This settlement was a one time gain for the company and resulted from settlements of various lawsuits including Hwacheon Machinery, Fadal Machining and C William Kircher.

Rental Income

During the fiscal 2012 period there was rental income of $0 compared with $73,699 for the comparable period in fiscal 2010. The rental income for 2011 was rent received by our subsidiary Eran Engineering and was for a period of months in fiscal 2011 only.

The rental income received in fiscal 2011 was from Airworks International, an entity that we were considering acquiring. However after careful review and due diligence, we decided not to proceed with the transaction, and and as a result Airworks ceased renting space from us.

We do not expect to rent space in our location in future as we believe we will need all the space for growth.

Gain on Sale of Assets

During the fiscal 2012 period, there was a loss in the sale of assets sold in the sum of $2,507 compared to $0 for the comparable period in fiscal 2011.

Results of Operations for the Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

	For the six month period ended December 31,	For the six month period ended December 31,
	2011	2010	Change	%

Sales by segment:
Machine Sales	$2,861,155	$2,594,464	266,691	10
Precision Engineering	2,344,329	1,590,930	753,399	47
	5,205,484	4,185,394	1,020,090	24

Gross Profit by segment:
Machine Sales	513,001	592,354	(79,353)	(13)
Precision Engineering	1,086,755	845,405	241,350	29
	1,599,756	1,437,759	161,997	11

Sales

Sales in the fiscal 2012 period increased 24% compared to the comparable period in fiscal 2011.

The change is attributable to an increase in sales in the Machine Sales and Precision Manufacturing Group.  Sales increased by 10% in the Machine Sales Group and by 47% in the Precision Manufacturing Group.

The machine sales group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that effect the price that equipment can be sold for. The average sale price of the 41 pieces of equipment sold in the six months ended December 31, 2011 was $65,800 compared to the comparable period in fiscal 2011 of 36 pieces of equipment sold at an average sale price of $65,800. In addition repair work for the six months ended December 31, 2011 was $153,070 compared to the comparable period in fiscal 2011 of $81,660 and commissions received for the six months ended December 31, 2011 were $15,000 compared to $117,500 in the comparable period in fiscal 2011.

Market conditions reflect not only the price that we can purchase equipment but also the price that equipment may be sold for. During good economic times when the business climate is improving, particularly in areas such as aerospace, the demand for equipment can result in a change in the buying price, however the need for that equipment by customers is generally reflected in the sale price, therefore as a general rule margins are reasonably consistent even though average sale prices may change. As a result we do not expect future results to be materially impacted by these conditions.

The increase in sales in the Precision Manufacturing Group is the result of an increase of $560,561 to $1,443,996 in sales of precision metal component parts to our major customer, Panasonic Avionics in the six months ended December 31, 2011, compared to revenue of $883,435 for the comparable period in fiscal 2011. Furthermore new customer sales resulted in an increase of $308,942 during the six months ended December 31, 2011 as compared to $0 for new customers in the comparable period in fiscal 2011.

Our Precision Manufacturing Group has recently received orders from another new major customer. We are hopeful that this customer’s orders will continue to increase and together with other new customers will result in an increase in sales and profitability of the Precision Machine Group. The addition of new customers should result in a positive effect on the future results of the Company.

We anticipate that, as a result of an increase in activity in the aerospace industry, we will continue to grow the revenues of both the Machine Tool Group and the Precision Manufacturing Group.

Gross Margin

Gross profit increased by 11% in the six months ended December 31, 2011 compared to the comparable period in 2010. The gross profit for the Machine Sales Group decreased by 13% due to an decrease in the quantity of machines sold in the first two months of fiscal 2012. Although the machine sales group had a much stronger second quarter, the group was unable to fully recover from the weak sales in the first quarter of fiscal 2012. As a result the overall impact for the six month period was an adverse 13% in gross margin.  The increase within the Precision Manufacturing Group of 29% resulted from better margins and higher sales during the first quarter which were impacted by lower margins in the second quarter of fiscal 2012.

Selling, General & Administrative

Selling, general and administrative costs decrease by $228,702 compared to the comparable period in fiscal 2011. The change is due to decreases in personnel costs and other overheads.

Amortization of Intangible Assets

Amortization expense for intangible assets for the period ended December 31, 2011 was $31,952, compared to $36,376 in the comparable period in December 2010. The decrease is attributable to the fact that the amount charged for six months ended December 31, 2011 is the final charge remaining at the end of the life of the intangible asset.

Interest Expense

Interest expense increased by $56,446 in the six months ended December 31, 2011 compared to the comparable period in fiscal 2011. The change is attributable to a higher usage of our credit line for accounts receivable finance and a new inventory line of credit.

Change in derivative liability

The derivative liability for the three month period ended December 31, 2011 was $0 compared to that of the comparable period in 2010 amounting to $35,919.

The change in derivative liability arises as a result of the repayment of a convertible loan from Asher Enterprises, Inc. in fiscal 2010. The loan was a convertible promissory note with the ability to convert to shares at a discount from the market price. Until the loan was repaid a charge was included on our financial statements that reflected the possible derivative liability that could result if the loan was converted to shares in the Company. The derivative liability was calculated using the Black Schole method.

The loan was repaid in May 2011 and as a result the charge for the derivative liability is no longer necessary.

Gain on Debt Settlement

During the six month period ended December 31, 2011 the Company negotiated various settlements of debts due by the Company, which resulted in a gain in the sum of $85, 184. This compares with $0 for the comparable period in December 2010.

This settlement was a one time gain for the company and resulted from settlements of  various lawsuits including Hwacheon Machinery, Fadal Machining and C William Kircher.

Rental Income

During the fiscal 2012 period there was rental income of $0 compared with $73,699 for the comparable period in fiscal 2010. The rental income for 2011 was rent received by our subsidiary Eran Engineering and was for a period of months in fiscal 2011 only.

The rental income received in fiscal 2011 was from Airworks International, an entity that we were considering acquiring. However after careful review and due diligence, we decided not to proceed with the transaction, and and as a result Airworks ceased renting space from us.

We do not expect to rent space in our location in future as we believe we will need all of the space for our growth.

Gain on Sale of Assets

During the fiscal 2012 period, there was a loss in the sale of assets sold in the sum of $2,507 compared to $0 for the comparable period in fiscal 2011.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including Main Credit, our accounts receivable lender. As of December 31, 2011, our working capital (current assets less current liabilities) totaled $548,002 compared to $(114,930) as of June 30, 2011, an increase of $662,932.

Main Credit provides a $750,000 accounts receivable line of credit with advances up to 80% of the outstanding receivables of Eran Engineering, Inc.  This finance bears loan interest at the lender's rate at 2% per month with the loan being paid on a revolving basis when our customers make their payments against their outstanding receivable balances.

In addition, Main Credit has provided a line of credit in the sum of $250,000 against inventory. This finance bears loan interest at lender’s rate at 2% per month.

Cash Flows

The following table sets forth our cash flows for the six month period(s) ended December 31:

Provided by (used in)	2011	2010	Change

Operating activities	(96,559)	127,992	(224,551)
Financing activities	(10,941)	(100,146)	89,205
	(107,500)	27,845	(135,346)

Operating Activities

Operating cash flows during the fiscal 2012 and 2011 fiscal periods reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the 2012 period, non-cash expenses included in our net income and in operating activities totaled $386,898 compared to $112,054 in the 2011 period.

The increase (decrease) in operating assets and liabilities for the fiscal 2012 and 2011 periods were $(755,203) and an increase of $15,638, respectively. During the 2012 period, the decrease was primarily attributable to an increase in inventory, a decrease in accounts receivable and an increase in accounts payable and accrued expenses.

Investing Activities

We made capital expenditures of $0 and $0 during the first six months of the fiscal 2012 and 2011 periods, respectively. However equipment was sold during the first six months of fiscal 2012. There were no sales during the comparable period in fiscal 2011.

Financing Activities

During the six months of the fiscal 2012 and 2011 periods, our borrowings decreased by (net of repayments) $10,940 and reduced our borrowings (net of repayments) by $(100,146) respectively of outstanding debt and capital lease obligations.

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

ITEM 4.                Controls and Procedures.

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in this Item 4T.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

The Statement of Claim alleges that claimant is an attorney who performed services for us pursuant to an agreement dated April 2, 2007 between us and the claimant.  The Statement of Claim alleges that we breached the agreement and seeks compensatory damages in the amount of $195,000 plus interest, attorneys’ fees and costs.  Management denies the allegations of the Statement of Claim and will vigorously defend against these allegations.  An arbitrator has not yet been selected, and a trial date has not yet been scheduled.

We do not have sufficient information to render an opinion as to the potential outcome of this matter or any potential financial impact on the company.

No provision has been made in the financial statements as management feels that the case has no merit.

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

No payments have been made at this time as council for plaintiff has not completed the final settlement agreement.

A provision of $27,500 has been made in the financial statements for the six months ended December 31, 2011.

3.	Hwacheon Machinery v. All American CNC Sales, Circuit Court of the 19th Judicial Circuit, Lake County, Illinois, Case No. 09L544.

The Complaint was filed on June 8, 2009.

The Complaint alleges causes of action for account stated, and arises from a claim by Hwacheon that All American CNC has not paid it for machines sold to All American CNC.  The Complaint seeks damages of approximately $362,000.  All American filed an answer on or about July 15, 2009. Default has been entered against All American CNC Sales, Inc.

In a hearing in the Superior Court of California Hwacheon filed an alter ego case against Eran Engineering, Inc., Elite Machine Too and M Line Holdings, Inc. The judge granted the summary judgment against all three defendants in the amount of $403,860.91 including interest through February 8, 2011. Post judgment proceedings have been initiated by Hwacheon. MLH and Eran Engineering filed an appeal which was dismissed pursuant to settlement.

MLH has not made payments that are due under the settlement agreement. We do not have sufficient information to render an opinion as to the potential outcome of this matter beyond the above information, nor any potential financial impact on the company resulting from the judgment or settlement.

A provision of $65,000 has been made in the financial statements for the six months ended December 31, 2011

4.	Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC415693.

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

MLH has not made payments that are due under the settlement agreement. We do not have sufficient information to render an opinion as to the potential outcome of this matter beyond the above information, nor any potential financial impact on the company resulting from the judgment or settlement.

A provision of $60,000 was made in the financial statements for the year ended June 30, 2011 and at December 31, 2011.

5.	Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.

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

Recently the parties agreed to settle in principle but a final agreement has yet to be completed. We do not have sufficient information to render an opinion as to the potential outcome of this matter or any potential financial impact on the company.

A provision in the amount of $10,000 was made in the financial statements for the six months ended December 31, 2011.

6.	C. William Kircher Jr. V M Line Holdings, Inc. Orange County Superior Court Case No. 00397576

A former attorney for M Line Holdings, Inc. has sued seeking damages for failure to pay legal fees in the amount of $120,166.30.

This case has settled. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock.

The first three payments have been made but MLH is currently in default of its payments. Plaintiff is in communication with MLH to work out an arrangement.

7.	M Line Holdings, Inc. V Pacific Western Bank Orange County Superior Court Case No BC448012. The case was filed on 10/21/2010.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to fund against the line of credit when funds were available and also failed to remove two of the personal guarantors after agreeing in writing to do so and MLH is seeking unspecified damages.

This case has settled based on payment terms as agreed between the parties. Management has informed us that MLH has recently complied with the settlement terms.

8.	Pacific Western Bank V M Line Holdings, Inc. Orange County Superior Court Case No BC448012. The case was filed as a cross-complaint on 11/12/2010.

The Cross-complaint alleges causes of action basically for breach of written agreement and related claims. Defendant failed to repay a credit line when it became due and is also claiming that defendant must repay two equipment loans even though these loans are current due to the terms of the credit line agreement. Cross-complaint is seeking damages of $300,616.

This case has settled based on payment terms as agreed between the parties. Management has informed us that MLH has recently complied with the settlement terms.

9.	Neal Kohlhaas v. M Line Holdings, INC. Orange County Superior Court Case No. 30-2011-00442075.

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

A settlement in this matter has been agreed in principle for the amount of $3,000.

10.	Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

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

11.	Joe Gledhill v. M Line Holdings, Inc., et. al.- Los Angeles Superior Court Case No. BC 448012

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

12.	M Line Holdings, Inc., v. Timothy Consalvi, et. al.- Orange County Superior Court Case No. 30-201100493329

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

M Line Holdings, Inc.

Dated: February 14, 2012		/s/ George Colin
	By:	George Colin
President, Chief Executive
Officer and a Director

Dated: February 14, 2012		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer,
and a Director

