Form 10-Q
period 2012-03-31
M LINE HOLDINGS INC
filed 2012-05-21
CIK 1072248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 21, 2012, there were 46,871,145 shares of common stock, par value $0.001, issued and outstanding.

M LINE HOLDINGS, INC.

PART I-FINANCIAL INFORMATION

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of March 31	As of June 30
	2012	2011

Assets

Current assets:
Cash and cash equivalents	$23,928	$221,036
Accounts receivable, net	1,024,938	894,197
Inventory, net	1,915,464	1,199,422
Due from related party	1,212,052	769,499
Prepaid expenses and other current assets	-	14,148
Total current assets	4,176,381	3,098,302

Property and equipment, net	425,122	537,256
Intangible assets, net	-	31,952
Deposits and other	82,807	80,653
Total assets	$4,684,311	$3,748,163

Liabilities and shareholders' equity

Current liabilities:
Line of credit	$1,059,250	627,045
Accounts payable	1,288,811	901,230
Accrued expenses and other	1,041,030	839,574
Notes payable - current	623,025	305,939
Capital Leases - current	32,521	44,998
Litigation payable	210,725	494,446
Total Current Liabilities	4,255,362	3,213,232

Notes payable - long term	-	13,428
Capital leases - long term	19,750	29,770
Deferred income taxes	16,710	16,710
Total liabilities	4,291,822	3,273,140

Commitments and contingencies	-	-

Shareholders' equity:
Common stock: $0.001 par, 100,000,000 shares authorized, 46,871,145 and 38,570,845 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	46,871	38,571
Additional paid in capital	10,179,021	9,813,315
Related party receivable on issuance of shares	(94,000)	(94,000)
Accumulated deficit	(9,739,403)	(9,282,863)
Total shareholders' equity	392,489	475,023
Total liabilities and shareholders' equity	$4,684,311	$3,748,163

The accompanying notes form an integral part of these unaudited condensed financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Net sales	$2,490,390	$2,139,371	$7,695,874	$6,324,765
Cost of sales	1,778,107	1,484,619	5,383,835	4,232,254
Gross profit	712,283	654,752	2,312,039	2,092,511

Operating expenses:
Research and development	803,618	-	803,618	-
Selling, general and administrative	579,514	823,718	1,890,600	2,363,506
Amortization of intangible assets	-	18,188	31,952	54,564
Total operating expense	1,383,132	841,906	2,726,170	2,418,070
Operating loss	(670,848)	(187,154)	(414,130)	(325,559)

Other income (expense):
Interest expense	(40,276)	(27,455)	(134,676)	(65,409)
Interest income	15,932	4,801	45,083	15,620
Rental income	-	1,001	-	74,700
Change in derivative liability	-	62,370	-	98,289
Gain (loss) on debt settlement	-	(45,556)	85,184	(45,556)
Loss on sale of assets	(31,167)	-	(33,674)	-
Total other income (expense)	(55,511)	(4,839)	(38,083)	77,644
Loss before income tax	(726,359)	(191,993)	(452,213)	(247,915)

Income tax	-	-	(2,400)	(800)
Net loss	$(726,359)	$(191,993)	$(454,613)	$(248,715)

Net loss per share:
Basic and dilutive loss per share:	$(0.02)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares (basic and diluted)	46,859,593	33,047,635	44,697,618	31,590,391

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of potential dilutive securities is anti-dilutive.

The accompanying notes form an integral part of these unaudited condensed financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(454,613)	$(248,715)
Reconciliation of net loss to net cash provided by operations:
Imputed interest	(45,083)	-
Bad debt expense	(65,947)	-
Depreciation	137,778	224,015
Amortization of intangible assets	31,952	54,564
Issuance of shares for services	374,006	8,600
Gain on debt settlement	(85,184)	45,556
Reserve for inventories	50,099	-
Change in derivative liabilities	-	(98,289)
Changes in operating assets and liabilities:
Accounts receivable	(64,794)	75,236
Inventory	(766,141)	(49,104)
Prepaid expenses and other assets	11,994	53,724
Due from related party	(397,470)	(375,403)
Accounts payable, accrued expenses and other	900,951	446,434
Litigation payable	(283,721)	-
Deferred rent	-	(29,674)
Cash provided by operating activities	(656,173)	106,944
Cash used in operating activities of discontinued operations	-	300
Net cash provided by operating activities	(656,173)	107,244

Cash flows from investing activities:
Acquisition of property and equipment	(9,905)	-

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	432,206	-
Proceeds from notes payable	75,000	-
Payments to notes payable	-	(90,115)
Payments on capital leases	(38,235)	(27,986)
Net cash provided by (used in) financing activities	468,971	(118,101)

Net decrease in cash and cash equivalent	(197,108)	(10,857)

Cash and cash equivalents at beginning of period	221,036	50,410
Cash and cash equivalents at end of period	$23,928	$39,553

Supplemental disclosure of cash flow information:
Cash paid for interest	$134,676	$65,409
Cash paid for income taxes	$-	$-

The accompanying notes form an integral part of these unaudited condensed financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business

M. Line Holdings, Inc. (the “Company”) was incorporated in Nevada on September 24, 1997, under the name Gourmet Gifts, Inc. (“Gourmet Gifts”).

The Company and its subsidiaries are currently engaged in the following businesses, which also, represent its business segments:

☐	Acquiring, refurbishing and selling used CNC machine-tool equipment (Machine Sales segment).

☐	Manufacturing precision metal component parts for the defense, automotive, aerospace and medical industries through its Eran Engineering, Inc. (“Eran”) subsidiary (Precision Manufacturing segment).

2.	Accounting Policies

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

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If, an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

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

M LINE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Inventories

Inventories consisted of the following:

	March 31, 2012	June 30, 2011
Finished Goods and Components	$1,394,020	$740,078
Work in Progress	560,166	505,108
Raw Materials and Parts	11,378	9,216
	1,965,563	1,254,402
Less: Reserve for inventories	(50,099)	(54,980)
Inventories, net.	$1,915,464	$1,199,422

4.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2012	June 30, 2011
Compensation and related benefits	$648,439	$738,650
Audit Fees	27,500	65,000
Other	365,091	35,924
	$1,041,030	$839,574

5.	Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of March 31, 2012 and June 30, 2011.

	March 31, 2012	June 30, 2011
2011	$32,846	$70,058
2012	19,750	11,318
2013	0	0
2014	0	0
2015	0	0

Total minimum lease payments	52,596	81,376
Less amount representing interest	325	6,608
Present value of future minimum lease payments	52,271	74,768
Less current portion of capital lease obligations	32,521	44,998
Capital Lease obligations, net of current portion	$19,750	$29,770

6.	Line of Credit

On September 1, 2011, the Company settled the dispute with Pacific Western Bank that not only settles all outstanding legal disputes between the parties but agrees monthly payments that will pay off the balance due to Pacific Western Bank.  The monthly payments continue as follows:

April 30 through May 31, 2012	$21,799
June, 2012	Balance due in full

Interest accrues at 6% per annum.  These payments will not only pay off the remainder of the Company’s line of credit but also the balance due from Eran Engineering on the remaining equipment loan with Pacific Western Bank.

Under the terms of the agreement the Company can pay off any balance due to Pacific Western bank at any time without penalty.  If we fail to timely payoff the balance owed to Pacific Western Bank we will be in default and default penalties will apply. Currently the Company is in default of these terms.

As of March 31, 2012 the Company owed Pacific Western Bank $ 253,129 and at June 30, 2011, $218,889.

M LINE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Notes Payable

Notes payable consisted of the following.

	March 31, 2012	June 30, 2011
Notes payable to financial institutions, secured by the underlying equipment in aggregate monthly installments of $21,799 for January and February and $26,799 for March, April and May with the balance due in June 2012. Interest accrues at 6% per annum. .	$253,129	$44,472

An unsecured note payable to a corporation in respect of accounting software payable in monthly installments of $ 1,922.82. This note is now due and payable and is being negotiated with the company.	27,061	27,061

An unsecured note payable to a corporation in respect of machines sold to us payable in monthly installments of $5,000.00 per month. . This agreement will expire in June 2012	21,071	66,070

An unsecured note payable to a corporation in monthly installments of $5,000.00 per month. This balance is due to be paid in six monthly payments ending December 31, 2011. The note is currently in default.	21,764	31,764

An unsecured note payable in the sum of $150,000.00 to a financial institution in full on November 2011. The company has negotiated an extension of the term to December 15, 2011 with an option to repay over four months in 2012, if necessary. This note is currently in default.	150,000	150,000

An unsecured note payable in the sum of $150,000.00 payable in full on March 31, 2012. The company has negotiated an extension to repay this note over four months commencing June 2012 at the rate of $30,000 in June, $70,000 in July and the balance in August 2012. This note is currently in default.	150,000	0
TOTAL	623,025	319,367
Less Current Portion	623,025	305,939
Long Term Portion	$-	$13,428

2011	623,026	305,938
2012	-	13,428
2013	-	-
2014	-	-
Thereafter	-	-
	623,026	319,366

8.	Commitments

Our estimated future lease payments for the next five years are as follows:

Due in 2012	$441,377
Due in 2013	449,624
Due in 2014	463,110
Due in 2015	477,003

Thereafter	363,756
$2,194,869

M LINE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	Contingencies

Litigation Payable

Litigation payable consisted of the following:

	March 31, 2012	June 30, 2011
An unsecured note payable to a corporation in settlement of a lawsuit payable in full by December 31, 2011. (Default)	$65,000	$377,621

An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly payments of $5,000.	60,000	60,000

An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly installments of $1,000.	8,225	11,225

An unsecured note payable to an ex employee of the Company. Due to be paid in 10 monthly payments that commenced in March 2011	40,000	45,600

A Provision in the sum of $27,500. for an unsecured note payable, agreed verbally, subject to a formal agreement anticipated shortly.	27,500	-

A provision in the sum of $10,000. in settlement of a lawsuit, subject to agreement anticipated shortly	10,000	-

	$210,725	$494,446

10.	Litigation:

1.	James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08.

Client was served with a Demand for Arbitration and Statement of Claim, which was filed on September 16, 2008.

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

No payments have been made at this time. A provision of $27,500 has been made in the financial statements for March 31,2012

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

MLH has not made payments that are due under the settlement agreement. A provision of $65,000 has been made in the financial statements for March 31, 2012

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

MLH has not made payments that are due under the settlement agreement, and the full amount of $60,000 was made in the financial statements for March 31, 2012.

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

M LINE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently the parties agreed to settle in principal but a final agreement has yet to be completed. A provision in the amount of $10,000 was made in the financial statements for March 31, 2012.

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

This case has settled based on payment terms as agreed between the parties. MLH has not made payments under the agreement and plaintiff has filed a motion to enter judgment.

8.	Neal Kohlhaas v. M Line Holdings, INC. Orange County Superior Court Case No. 30-2011-00442075.

Plaintiff has filed suit against M Line alleging a breach of a consulting agreement and seeking damages in the amount of approximately $20,000. Company has decided to defend the action on the basis that services were not provided as agreed or expected. The case is currently in the discovery phase of litigation.

A settlement in this matter has been agreed in principal for the amount of $3,000.

9.	Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

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

10.	Joe Gledhill v. M Line Holdings, Inc., et. al.- Los Angeles Superior Court Case No. BC 448012

Joseph Gledhill, a former officer and director of the company and its subsidiary Eran Engineering has filed suit within the Pacific Western case seeking indemnity of the Pacific Western claim and various other causes of action. Management has decided to vigorously defend these claims and believes Mr. Gledhill’s suit has no merit.

11.	M Line Holdings, Inc., v. Timothy Consalvi, et. al.- Orange County Superior Court Case No. 30-201100493329

M Line has recently filed suit against two of its former directors alleging that they breached their fiduciary duty to the company by mismanaging the corporate affairs of the company and its subsidiaries resulting in damages to the company and its subsidiaries. Defendants have been served and one has answered.

12.	All Direct Travel Services, Inc. Vs Jitu Banker, M Line holdings, Inc., Airworks International, Inc., case number 30-2011-00472824-CL-CO-CJC

It has been settled as to Mr. Jitu Banker and M Line Holdings for $2,000 which is to be paid.

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our financial condition, results of operations or liquidity.

M LINE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Income Taxes

Our effective tax rates were approximately 1% for the nine months ended March 31, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to differences between financial and income tax basis amounts and the fact that we currently record a valuation allowance against our deferred tax assets.

12.	Common Stock

Common Stock

The Company’s articles of incorporation authorize up to 100,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. The Company had no shares of preferred stock issued and outstanding as of March 31, 2012 or June 30, 2011.

During nine months ended March 3l, 2012, the Company issued the following shares of common stock:

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

The company issued 262,800 shares of its common stock in part payment of a bonus to employees of Eran Engineering, Inc., based on the market price prevailing on the issuance date and is recorded in the Company’s financial statements as of March 31, 2012.

Non-Qualified Stock Option Plan

In November 2006, the Board of Directors approved a Non-Qualified Stock Option Plan for key managers, which, among other provisions, provides for the granting of options by the board at strike prices at or exceeding market value, and expiration periods of up to ten years. No stock options have been granted under this plan.

M LINE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	Related Party Transactions

The related party transactions during the nine month period ended March 31, 2012 were as follows:

Shares issued for services	$228,750
Recharge of telephone service costs	3,750
Imputed Interest re loan	45,083

14.	Segments and Geographic Information

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

Segment Information for the three month period ended March 31, 2012	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$1,675,940	$814,450	$-	$2,490,390
Interest Income	-	-	15,932	15,932
Interest Expense	710	17,687	21,879	40,276
Depreciation and Amortization	250	30,436	3,605	34,291
Income (loss) before taxes	35,184	(628,130)	(133,413)	(726,359)
Total Assets	591,021	2,897,615	1,195,675	4,684,311
Capital Expenditure	$-	$(9,905)	$-	$(9,905)

Segment Information for the three month period ended March 31, 2011	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$1,253,239	$886,132	$-	$2,139,371
Interest Income	-	-	4,801	4,801
Interest Expense	2,076	23,379	2,000	27,455
Depreciation and Amortization	18,938	51,084	5,861	75,883
Income (loss) before taxes	(107,673)	(3,353)	(80,967)	(191,993)
Total Assets	361,217	1,845,486	656,440	2,863,143

Capital Expenditure	$-	$-	$-	$-

M LINE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Segment Information for the nine month period ended March 31, 2012	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$4,537,095	$3,158,779	$0	$7,695,874
Interest Income	-	-	45,083	45,083
Interest Expense	5,192	92,363	37,121	134,676
Depreciation and Amortization	2,250	119,210	16,316	137,776
Income (loss) before taxes	(51,938)	(436,032)	35,757	(452,213)
Total Assets	591,021	2,897,615	1,195,675	4,684,311
Capital Expenditure	$-	$(9,905)	$-	$(9,905)

Segment Information for the nine month period ended March 31, 2011	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$3,847,703	$2,477,062	$-	$6,324,765
Interest Income	-	-	15,620	15,620
Interest Expense	2,171	57,375	5,863	65,409
Depreciation and Amortization	56,814	204,181	17,584	278,579
Income (loss) before taxes	(92,589)	(60,423)	(94,903)	(247,915)
Total Assets	361,217	1,845,486	656,440	2,863,143
Capital Expenditure	$-	$-	$-	$-

15.	Subsequent Events

Mr. Gary Augusta resigned from the Board on May 11, 2012 to pursue other activities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of M Line Holdings, Inc. (formerly known as Gateway International Holdings, Inc., and referred to herein as “MLH”, “we,” “us” or “Company”) for the nine months ended March 31, 2012, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Our Precision Manufacturing Group is a manufacturer of precision components used in the commercial aviation, medical, aerospace and automotive industries. Sales within this segment are highly concentrated within one customer, Panasonic Avionics Corporation (“Panasonic”). The loss of all or a substantial portion of sales to this customer would cause us to lose a substantial portion of our sales within this segment and on a consolidated basis, and have a corresponding negative impact on our operating profit margin due to operation leverage this customer provides. This could lead to sales volumes not being high enough to cover our current cost structure or provide adequate operating cash flows. Panasonic has been a customer of ours for approximately 19 years and we believe our relationship is good.

During this quarter the Company has made significant improvements to its capabilities in its quest to become an "aerospace Company". The Company has incurred considerable start-up costs in order to train staff, develop the ability to manufacture materials such as titanium, inconnels and hardened steel and other costs relating to manufacturing downtime and the learning curve necessary to utilize our new software.

Management entered into agreements with engineering services companies in Canada and in India, upgraded the Companies software programs including Catia, used to read plans and drawings and Quantum, a complete back office system managing orders, manufactruing, costing, inventory and invoicing.

Our commitment to excellence together with the extraordinary amount of work necessary to achieve the abilities needed to effectively manufacture structures parts has solidified our relationship with Goodrich Aerostructures.

The above steps resulted ina large one time cost (research and development) for the period that has impacted our results, however these steps were necessary to become a competant aerospace company.

Furthermore the learning curve was necessary to target the many long term contracts for structures business that are potentially available to Eran Engineering once full time production of these new airbus aircraft commences.

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

The primary components sold by our Precision Manufacturing segment during the quarters ended March 31, 2012 and, 2011, were parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft. Although the market for inflight entertainment systems has improved and is expected to continue to improve over the next two to three years, business is still inconsistent and this may affect our business over the next several months. In addition, if there is a decrease in work this may have an impact with the Machine Tools Group, as many of our customers that buy machines from us do business with airline manufacturers.

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

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011.

	For the three month period ended March 31,	For the three month period ended March 31,
	2012	2011	Change

Sales by segment:
Machine Sales	$1,675,940	$1,253,239	422,701
Precision Engineering	814,450	886,132	(71,682)
	2,490,390	2,139,371	351,019

Gross Profit by segment:
Machine Sales	322,593	167,067	155,526
Precision Engineering	389,690	487,685	(97,995)
	$712,283	$654,752	57,531

Sales

Sales in the fiscal 2012 period increased 16% compared to the comparable period in fiscal 2011.

The change is attributable to an increase in sales in the Machine Sales and Precision Manufacturing Group.  Sales increased by 34% in the Machine Sales Group and a decrease by 8% in the Precision Manufacturing Group.

The machine sales group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that affect the price that equipment can be sold for. The average sale price of the 26 pieces of equipment sold in the three months ended March 31, 2012 was $61,888 compared to the comparable period in fiscal 2011 of 19 pieces of equipment sold at an average sale price of $63,555. In addition repair work for the three months ended March 31, 2012 was $3,546 compared to the comparable period in fiscal 2011 of $14,545.

Market conditions reflect not only the price that equipment can be purchased for but also the price that equipment may be sold. During good economic times when the business climate is improving, particularly in areas such as aerospace, the demand for equipment can result in a change in the buying price. However the need for that equipment by customers is generally reflected in the sale price, therefore as a general rule margins are reasonably consistent even though average sale prices may change. As a result we do not expect future results to be materially impacted by these conditions.

The decrease in sales in the Precision Manufacturing Group is the result of an decrease of $207,055 to $392,285 in sales of precision metal component parts from our major customer, Panasonic Avionics in the three months ended March 31, 2012, compared to $599,340 for the comparable period in fiscal 2011. New customer sales resulted in an increase of $103,494 during the three months ended March 31, 2012 as compared to $0 for new customers in the comparable period in fiscal 2011.

The decline in sales in the Precision Manufacturing Group was also due to time expended for training our personnel and related costs together with down time in manufacturing of parts for a major new customer. We have completed the major part of the training of staff for the upgrade of our capabilities necessary to manufacture aerospace structures parts.

Our precision manufacturing group has recently received orders from another new major customer. We have had to upgrade our manufacturing operations from primarily interiors work to a combination of interior and structures and therefore achieved sales of $9,018 for the current quarter due primarily to time for training our personnel and related costs together with the downtime in manufacturing. We have successfully manufactured parts for the aircraft structure segment and are hopeful that this customers orders will continue to increase and together with other new customers will result in an increase in sales and profitability of the Precision Manufacturing Group. The addition of this new customer should result in a positive effect on the future results of the Company.

We anticipate that as a result of an increase in activity in the aerospace industry, we will continue to grow the revenues of both the Machine Tool Group and the Precision Manufacturing Group.

Gross Margin

Gross profit increased by 9% compared to the comparable period in fiscal 2011. The gross profit for the Machine Sales Group increased by 93% due to an increase in margins as a result of higher prices received for product and lower freight costs. The decrease within the Precision Manufacturing Group of 20% resulted from lower margins due to an increase in due to more competition within the aircraft interiors manufacturing marketplace, and due mainly to downtime in manufacturing as a result of the management’s decision to upgrade its manufacturing capacity to include work for aircraft structures instead of relying entirely aircraft interiors.

Research and Development

During this last quarter the Company begun to upgrade its manufacturing base from purely aircraft interiors to a combination which includes aircraft structures manufacturing. This expenditure incurred during the third quarter of fiscal 2012 represented the costs incurred for training in new software programs, training in the methods used to handle new metals such as inconnel, titanium and hardened steel, building new testing methods in order to be able to manufacture critical aerostructure parts

Management has entered into agreements with Engineering service companies, in Canada and in India, upgraded its software and added new software programs including Catia.

Our commitment to excellence and the new direction to remake the Company into an “Aerospace” company has helped us develop and solidify a new business relationship with Rohr, Inc. and its subsidiary, Goodrich Aerostructures.

All costs relating to this new development have been expensed as Research and Development costs. The result of the considerable traing time spent by the staff is new orders and potential for significant growth.

Selling, General & Administrative

Selling, general and administrative costs decreased by $244,206 compared to the comparable period for the three months ended March 31, 2011. The change is due primarily to some costs in the current quarter being classified as Research and Development costs as a result of the necessity to train personnel enabling the Company to effectively manufacture aerospace structure parts.

Amortization of Intangible Assets

Amortization expense for intangible assets for the three months ended March 31, 2012 was $0 compared to $18,188 in the comparable period in fiscal 2011. There was no charge for amortization for the three months ended March 31, 2012 as the intangible asset had been fully amortized.

Interest Expense

Interest expense increased by $12,821 for the three months ended March 31, 2012 compared to the comparable period for the three months ended March 31, 2011. The change is attributable to a higher usage of our credit line for accounts receivable finance and interest payable on a new inventory line of credit.

Change in derivative liability

The derivative liability for the three month period ended March 31, 2012 was $0 compared to that of the comparable period in 2011 amounting to $62,370.

The $0 cost in derivative liability arises as a result of the repayment of a convertible loan from Asher Enterprises, Inc. in fiscal 2010. The loan was a convertible promissory note with the ability to convert to shares at a discount from the market price Until the loan was repaid a charge was included on our financial statements that reflected the possible derivative liability that could result if the loan was converted to shares in the Company. The derivative liability was calculated using the Black Schole method.

The loan was repaid in May 2011 and as a result the charge for the derivative liability is no longer necessary.

Gain on Debt Settlement

During the nine month period ended March 31, 2012, the gain on debt settlements was $0, compared to the prior period of $(45,556). The company negotiated various settlements of debts due by the Company, which resulted in a loss in the sum of $45,556 for the three month period ended March 31, 2011.

Rental Income

During the three month period ended March 31, 2012, rental income was $0, compared to the prior period of $1,001.

The rental income for the 2011 period was received by our subsidiary, Eran Engineering, Inc., and was for a period of months only. We have not rented space in our location for the three month period ended March 31, 2012 and do not expect to do so in the future as we believe we will need the space for growth.

Gain on Sale of Assets

During the fiscal 2012 period, there was a loss in the sale of assets sold in the sum of $31,167 compared to $0 for the comparable period in fiscal 2011.

Results of Operations for the Nine Months Ended March 31, 2012 Compared to the Nine Months Ended March 31, 2011.

	For the nine month period ended March 31,	For the nine month period ended March 31,
	2012	2011	Change

Sales by segment:
Machine Sales	$4,537,095	$3,847,703	689,392
Precision Engineering	3,158,779	2,477,062	681,717
	7,695,874	6,324,765	1,371,109

Gross Profit by segment:
Machine Sales	835,595	759,421	76,174
Precision Engineering	1,476,445	1,333,090	143,355
	2,312,039	2,092,511	219,528

Sales

Sales in the fiscal 2012 period increased 22% compared to the comparable period in fiscal 2011.

The change is attributable to an increase in sales in the Machine Sales and Precision Manufacturing Groups.  Sales increased by 18% in the Machine Sales Group and by 28% in the Precision Manufacturing Group.

The machine sales group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that effect the price that equipment can be sold for. The average sale price of the 64 pieces of equipment sold in the nine months ended March 31, 2012 was $64,281 compared to the comparable period in fiscal 2011 of 51 pieces of equipment sold at an average sale price of $71,110. In addition repair work for the nine months ended March 31, 2012 was $153,013 compared to the comparable period in fiscal 2011 of $96,206 and commissions received for the nine months ended March 31, 2012 were $153,013 compared to $143,678 in the comparable period in fiscal 2011.

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

The increase in sales in the Precision Manufacturing Group is the result of an increase of $353,416 to $1,836,280 in sales of precision metal component parts from our major customer, Panasonic Avionics in the nine months ended March 31, 2012, compared to revenue of $1,482,864 for the comparable period in fiscal 2011. Furthermore new customer sales resulted in an increase of $338,360 during the nine months ended March 31, 2012 as compared to $0 for new customers in the comparable period in fiscal 2011.

Our precision manufacturing group has recently received orders from another new major customer. We have had to upgrade our manufacturing operations from primarily interiors work to aerospace structure work and therefore achieved sales of $9,018 from aerostructures work. We have successfully manufactured parts for aircraft structures and are hopeful that this customer’s orders will continue to increase and together with other new customers will result in an increase in sales and profitability of the Precision Manufacturing Group. The addition of this new customer should result in a positive effect on the future results of the Company.

We anticipate that, as a result of an increase in activity in the aerospace industry, we will continue to grow the revenues of both the Machine Tool Group and the Precision Manufacturing Group.

Gross Margin

Gross profit increased by 10% in the nine months ended March 31, 2012 compared to the comparable period in 2011. The gross profit for the Machine Sales Group increased by 10% due to an increase in the quantity of machines sold in the nine months period ended March 31, 2012. Although the machine sales group had a much stronger second quarter, the group was able to fully recover from the weak sales in the first quarter of fiscal 2012. As a result the overall impact for the nine month period was an increase of 10% in gross margin.  The increase within the Precision Manufacturing Group of 11% resulted from better margins and higher sales during the first quarter which were impacted by lower margins in the second quarter and third quarter of fiscal 2012.

Research and Development

The Research and Development expenditure incurred during the third quarter of fiscal 2012 represented the costs incurred for training in the use of new software, training in the methodogy used to manufacture materials such as titanium, inconnel and hardened steel.

The Company had made the decision to upgrade its capabilities to be able to manufacture its not only parts for aircraft interiors but also critical parts for aircraft structures.

The company incurred considerable startup costs relating to development and staff training, downtime in manufacturing and other related costs, including costs of materials, such as titanium inconnel and hardened steel, which were used to test and understand the best methods of manufacture.

Management has entered into agreements with Engineering service companies, in Canada and in India, to assist in upgrading its capabilities both in the use of the new catia software as well as engineering support.

Our commitment to excellence and the new direction to remake the Company into an “Aerospace” company has helped us develop and solidify our business relationship with Rohr, Inc. and its subsidiary, Goodrich Aerostructures. We expect this relationship to result in considerable growth for the Company.

All costs relating to this new development have been expensed as Research and Development costs,

Selling, General & Administrative

Selling, general and administrative costs decreased by $472,906 compared to the comparable period in fiscal 2011. The change is due primarily to classification of certain costs as Research and Development due to the training of personnel etc., as a result of upgrading and the development of the Company's ability to manufacture aircraft structures parts.

Amortization of Intangible Assets

Amortization expense for intangible assets for the period ended March 31, 2012 was $31,952, compared to $54,564 in the comparable period in March 2011. The decrease is attributable to the fact that the amount charged for nine months ended March 31, 2012 is the final charge remaining at the end of the life of the intangible asset.

Interest Expense

Interest expense increased by $69,267 in the nine months ended March 31, 2012 compared to the comparable period in fiscal 2011. The change is attributable to a higher usage of our credit line for accounts receivable finance and the use of our new inventory line of credit.

Change in derivative liability

The derivative liability for the nine month period ended March 31, 2012 was $0 compared to that of the comparable period in 2011 amounting to $98,289.

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

Gain on Debt Settlement

During the nine month period ended March 31, 2012 the Company negotiated various settlements of debts due by the Company, which resulted in a gain in the sum of $85,184. This compares with a loss in the gain of debt settlement of $45,556 for the comparable period in March 2011.

This settlement was a one time gain for the company and resulted from settlements of various lawsuits including Hwacheon Machinery, Fadal Machining and C William Kircher.

Rental Income

During the fiscal 2012 period there was rental income of $0 compared with $74,700 for the comparable period in fiscal 2011. The rental income for 2011 was rent received by our subsidiary Eran Engineering and was for a period of months in fiscal 2011 only.

The rental income received in fiscal 2011 was from Airworks International, an entity that we were considering acquiring. However after careful review and due diligence, we decided not to proceed with the transaction, and as a result Airworks ceased renting space from us.

We do not expect to rent space in our location in future as we believe we will need all of the space for our growth.

Gain on Sale of Assets

During the fiscal 2012 period, there was a loss in the sale of assets sold in the sum of $33,764 compared to $0 for the comparable period in fiscal 2011.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including Main Credit, our accounts receivable lender. As of March 31, 2012, our working capital (current assets less current liabilities) totaled $(78,981) compared to $(114,930) as of June 30, 2011, a decrease of $(35,949).

Main Credit provides a $750,000 accounts receivable line of credit with advances up to 80% of the outstanding receivables of Eran Engineering, Inc.  This finance bears loan interest at the lender's rate at 2% per month with the loan being paid on a revolving basis when our customers make their payments against their outstanding receivable balances.

The total of repayments during the nine month period was $3,498,412 and represented payments received from customers of Eran Engineering, Inc. Borrowings totaled $3,930,618 for this period and represented cash borrowed from Main Credit on our line of credit with them.

In addition, Main Credit has provided a line of credit in the sum of $250,000 against inventory. This finance bears loan interest at lender’s rate at 2% per month.

Cash Flows

The following table sets forth our cash flows for the nine month period(s) ended March 31:

Provided by (used in)	2012	2011	Change

Operating activities	$(656,173)	$107,244	(763,417)
Investing activities	(9,905)	-	(9,905)
Financing activities	468,971	(118,101)	587,072
	$(197,108)	$(10,857)	(186,251)

Operating Activities

Operating cash flows during the fiscal 2012 and 2011 fiscal periods reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the 2012 period, non-cash expenses included in our net loss and in operating activities totaled $ 397,621 compared to $188,890 in the 2011 period.

The increase (decrease) in operating assets and liabilities for the fiscal 2012 and 2011 periods were $(599,181) and $166,769 respectively. During the 2012 period, the increase was primarily attributable to an increase in inventory and an increase in accounts payable and accrued expenses.

Investing Activities

Capital expenditures represent sales of equipment of $(9,905) and $0 during the first nine months of the fiscal 2012 and 2011 periods, respectively. However equipment was sold during the first nine months of fiscal 2012. There were no sales during the comparable period in fiscal 2011.

Financing Activities

During the nine months of the fiscal 2012 and 2011 periods, our borrowings increased by (net of repayments) $468,971 and reduced our borrowings (net of repayments) by $(118,101) for the comparative period in 2011.

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

ITEM 4.                Controls and Procedures.

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in this Item 4T.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of March 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Client was served with a Demand for Arbitration and Statement of Claim, which was filed on September 16, 2008.

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

No payments have been made at this time. A provision of $27,500 has been made in the financial statements for March 31,2012

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

MLH has not made payments that are due under the settlement agreement. A provision of $65,000 has been made in the financial statements for March 31, 2012

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

MLH has not made payments that are due under the settlement agreement, and the full amount of $60,000 was made in the financial statements for March 31, 2012.

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

Recently the parties agreed to settle in principal but a final agreement has yet to be completed. A provision in the amount of $10,000 was made in the financial statements for March 31, 2012.

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

This case has settled based on payment terms as agreed between the parties. MLH has not made payments under the agreement and plaintiff has filed a motion to enter judgment.

8.	Neal Kohlhaas v. M Line Holdings, INC. Orange County Superior Court Case No. 30-2011-00442075.

Plaintiff has filed suit against M Line alleging a breach of a consulting agreement and seeking damages in the amount of approximately $20,000. Company has decided to defend the action on the basis that services were not provided as agreed or expected. The case is currently in the discovery phase of litigation.

A settlement in this matter has been agreed in principal for the amount of $3,000.

9.	Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

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

10.	Joe Gledhill v. M Line Holdings, Inc., et. al.- Los Angeles Superior Court Case No. BC 448012

Joseph Gledhill, a former officer and director of the company and its subsidiary Eran Engineering has filed suit within the Pacific Western case seeking indemnity of the Pacific Western claim and various other causes of action. Management has decided to vigorously defend these claims and believes Mr. Gledhill’s suit has no merit.

11.	M Line Holdings, Inc., v. Timothy Consalvi, et. al.- Orange County Superior Court Case No. 30-201100493329

M Line has recently filed suit against two of its former directors alleging that they breached their fiduciary duty to the company by mismanaging the corporate affairs of the company and its subsidiaries resulting in damages to the company and its subsidiaries. Defendants have been served and one has answered.

12.	All Direct Travel Services, Inc. Vs Jitu Banker, M Line holdings, Inc., Airworks International, Inc., case number 30-2011-00472824-CL-CO-CJC

It has been settled as to Jitu and M Line for $2,000 which is to be paid.

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

ITEM 4.                (Removed and Reserved).

ITEM 5.                Other Information.

Money Line Capital Letter of Intent

As part of that strategy, on June 30, 2010, we entered into a binding Letter of Intent (the “LOI”) with Money Line Capital, Inc. (“MLCI”).  MLCI is our largest shareholder and specializes in business financing transactions and holds equity in a number of operating subsidiaries in various fields, including financing, aerospace, real estate, media, beverage, and technology.  Under the LOI the parties agreed to complete a transaction whereby all the MLCI shareholders will exchange their shares of MLCI stock for shares of our stock.  No cash will be exchanged in this transaction.  The parties had agreed to negotiate in good faith to close the transaction on or before January 29, 2010, however due to the downturn in the economy, MLCI’s inability to complete the required audits, and the desire of our Board of Directors to get as favorable a valuation for our common stock as possible, the parties have put the merger transaction on hold indefinitely.  In order for us to finalize the transaction we must be current in our reporting obligations under the Securities and Exchange Act of 1934, as amended, and be publicly-traded at the time of the closing; and MLCI must have its financial statements (and its subsidiaries, as applicable) audited for the period ended June 30, 2011, as well as completing a valuation by a qualified third-party company.  We have re-evaluated the acquisition of MLCI as a whole and we now plan on acquiring certain subsidiaries of MLCI one at a time in order to reduce the costs associated with this transaction and dilution of the Company's stock.

ITEM 6.                Exhibits.

(a)           Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of M Line Holdings, Inc., a Nevada corporation, as amended

3.2 (5)	Certificate of Amendment of Articles of Incorporation

3.3 (1)	Bylaws of M Line Holdings, Inc., a Nevada corporation

10.1 (1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2 (1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.3 (1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4 (1)	Employment Agreement with Timothy D. Consalvi dated February 1, 2007

10.5 (1)	Employment Agreement with Joseph T.W. Gledhill dated February 5, 2007

10.6 (2)	Employment Agreement with Lawrence A. Consalvi dated February 5, 2007

10.7 (1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.8 (1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

10.9 (1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.10 (3)	Separation Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 26, 2008

10.11 (4)	Sales Agent Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 30, 2008

10.12 (4)	Loan Agreements with Pacific Western Bank dated September 20, 2008

10.13 (5)	Assignment of Promissory Note and Consent Thereto by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated March 24, 2009

10.14 (5)	M Line Holdings, Inc. Demand Note for up to $500,000 dated March 25, 2009

10.15 (6)	Letter of Intent by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated June 30, 2010

10.16 (8)	Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. dated April 26, 2010 (filed herewith)

10.17 (8)	Convertible Promissory Note with Asher Enterprises, Inc. dated May 25, 2010 (filed herewith)

10.18 (8)	Commercial Real Estate Lease with SG&H Partners, L.P. for Anaheim Property dated August 13, 2010 (filed herewith)

10.19 (8)	Business Loan Agreement with Pacific Western Bank dated June 7, 2010 (filed herewith)

10.20 (9)	Addendum No. 2 dated September 30, 2011 to Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.21 (9)	Executive Employee Agreement with Barton Webb dated July 25, 2011

10.22 (10)	Executive Employee Agreement with Anthony L. Anish dated July 1, 2011

10.23 (10)	Executive Employee Agreement with Jitu Banker dated July 1, 2011

21 (7)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of George Colin (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jitu Banker (filed herewith).

32.1	Section 1350 Certification of George Colin (filed herewith).

32.2	Section 1350 Certification of Jitu Banker (filed herewith).

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

(10)  Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended September 30, 2011, as filed with the Commission on November 14, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M Line Holdings, Inc.

Dated: May 21, 2012		/s/ George Colin
	By:	George Colin
President, Chief Executive
Officer and a Director

Dated: May 21, 2012		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer,
and a Director

