Form 10-K
period 2012-06-30
M LINE HOLDINGS INC
filed 2012-10-16
CIK 1072248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of September 30, 2011, there were 56,846,145shares of common stock, par value $0.001, issued and outstanding.

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

Acquisition of Elite Machine and Reverse Acquisition Accounting

On December 11, 2001, we finalized an agreement to acquire 100% of the issued and outstanding capital stock of E.M. Tool Co., Inc. dba Elite Machine Tool (“Elite Machine”) .. Immediately prior to the merger, we had 100,000,000 shares authorized, of which 6,768,000 shares were outstanding. Pursuant to the merger, all of the outstanding shares of Elite Machine, aggregating 21,262 shares, were exchanged for shares of our common stock on a 1 to 1,274 basis or into 27,072,000 (net of 600,000 shares subsequently cancelled) shares of our common stock leaving a total of 33,240,000 shares of common stock issued and outstanding after the merger. Immediately after the merger, our previous officers and directors resigned and the executive officers and directors of Elite Machine were elected and appointed to such positions, thereby effecting a change of control.

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

As discussed below, Eran Engineering manufactures and assembles specialized, precision components used primarily in the commercial aviation, medical, and defense industries. Barton Webb was appointed in July 2011 to serve as the President of Eran Engineering, Inc.

Acquisition of All American CNC Sales, Inc.

All American CNC Sales, Inc. (“All American”) is a California corporation and was incorporated on November 4, 1993. All American was founded by our former Chief Executive Officer, Timothy D. Consalvi, and his wife. In October, 2004, pursuant to a share exchange agreement, we acquired all the outstanding shares of All American from Mr. Consalvi and his wife in exchange for 1,000,000 shares of our common stock. On December 21, 2005, we issued an additional 500,000 shares to the original shareholders pursuant to the earn-out provisions of the share exchange agreement, which provided that if All American’s gross profit exceeded the stated goal of $300,000 for each of fiscal year 2005 and fiscal year 2006, we would issue to the shareholders an aggregate of 250,000 shares for each year such target was reached.  During the year ended September 2005, shortly after the first target measurement period, for which period the gross profit threshold was achieved for the issuance of 250,000 shares, our Board of Directors agreed to issue the second tranche of 250,000 shares even though the gross profit threshold had not been achieved.

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

For the years ended June 30, 2012, and 2011, the Machine and Tools Group accounted for $5,929,967 (58%) and $6,179,472 (62%) of our total sales, respectively. This segment of our business also accounted for 31% and 41% of our gross profits for the years ended June 30, 2012, and 2011, respectively.

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

(b)           Principal Products and Services.

Elite Machines is in the business of selling CNC machines. However, the company does not manufacture its own CNC machines. Elite Machine buys used CNC machines, refurbishes them and sells them.  CNC machines use commands from an onboard computer to control the movement of cutting tools and the rotation speeds of the part being produced. The computer controls enable the operator to program specific operations, such as part rotation and tooling selection and movement, for a particular part and then store that program in memory for future use. The machines are then typically used to mass produce a particular part. This helps ensure all the same parts are identical. The machine can then be reprogrammed to manufacture a different part depending on the needs of the customer.

Elite Machine purchases all the used machines it sells, bears the risk of reselling the machines, and is responsible for all costs incurred in order to resell the machines. Normally the machines sold by Elite Machine are sold “as is.” However, Elite Machine does offer a limited warranty to the purchasers of the used CNC machines it sells, but the company is planning on moving away from this practice. Currently, approximately 80% of Elite Machine’s customers are under some type of warranty with Elite Machine with most on a 30-day warranty.

(c)           Product Manufacturing.

Elite Machine does not manufacture any of its own products.

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

(g)          Sources and Availability of Raw Materials.

All of the machines and parts sold by the Machine Sales Group are manufactured by third parties so we do not directly purchase any raw materials. However, the third party companies that manufacture CNC machines rely on the availability of a variety of raw materials, primarily metals such as steel and aluminum, but none of the primary raw materials are scarce and we do not anticipate the third party manufacturers will have any problems obtaining these raw materials.

(h)          Dependence on Major Customers.

Our Machine Sales Group does not depend on one or two major customers. In fact, the largest single customer of this group accounted for less than 10% of the total revenue for this group.

(i)           Patents, Trademarks and Licenses.

Elite Machine does not have any patents or licenses, or other intellectual property.

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

However, inasmuch as Elite Machine refurbishes used CNC machines to resell, it maintains strict control standards on the maintenance and use of its equipment to ensure employee safety during the refurbishing process.

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

(n)           Employees.

As of June 30, 2012, we, with our subsidiaries, employ a total of 64 full-time employees, including 2 executive employees. Of these employees our Machine Sales Group employs 2 managerial employees, and 10 employees engaged in the sales and processing of CNC machine sales and the precision manufacturing group employs 7 managerial employees and 45 machinists and support personnel.

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

For the years ended June 30, 2012 and 2011, the Precision Manufacturing Group accounted for $4,247,482 (42%) and $3,721,228 (38%) of our sales, respectively.  This segment of our business also accounted for 50% and 59% of our gross profits for the years ended June 30, 2012 and 2011, respectively.

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

(b)           Product Manufacturing.

Eran Engineering manufactures and assembles specialized, precision components used in equipment and machinery in the commercial aviation, medical, aerospace and defense industries. The primary components sold by Eran during the years ended June 30, 2012 and 2011, were parts sold to Panasonic Avionics Corporation, a leading provider of in-flight entertainment systems for commercial aircraft. The other components were parts manufactured for, and sold to, medical companies and general commercial aircraft companies. Eran Engineering maintains approximately 40 CNC machines for use in its specialized manufacturing processes. Barton Webb, serves as the President of Eran Engineering.

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

(g)           Dependence on Major Customers.

Eran has two major customers:  Panasonic Avionics Corp., which accounted for 53.8% and 62% of our total revenue for the years ended June 30, 2012 and 2011, respectively, and Iris Diagnostics, which accounted for 8% and 12% of our total revenue for the years ended June 30, 2012 and 2011, respectively.

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

(k)           Research and Development.

Our precision manufacturing group does not normally engage in research and development. Eran purchases manufactured CNC machines and receives a purchase order with detailed instructions from its customers regarding the specifications for the parts it wishes to have Eran manufacture.

The Research and Development expenditure incurred during the third and fourth quarters of fiscal 2012 represented the development costs incurred for aircraft structures. The Company during the second quarter begun to add and upgrade its manufacturing base from purely aircraft interiors to a combination which includes critical aircraft structures. The company had to incur considerable startup costs relating to development and staff training, downtime in manufacturing and other costs, including materials, such as titanium and hard steels, for which the company had to rework several times to ensure that the product manufactured was of the highest quality and acceptable to its customers

Management has entered into agreements with Engineering service companies, in Canada and in India, upgraded its software and purchased new software such as Catia. Our commitment to excellence and the new direction to make Eran Engineering an “Aerospace” company has helped us develop and solidify contact with Rohr, Inc. and its subsidiary, Goodrich Aerostructures (both are now subsidiaries of UTC). We had, but did overcame the considerable problems with production, due to staff knowledge limitations, additional training and engineering staff contracts etc.

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

The precision manufacturing division utilizes various coolants and lubricants that could be considered hazardous waste. Care is taken to prevent accidental discharge and all coolants and lubricants removed from machines are contained and disposed of by an outside waste disposal company. In addition, our Tustin facility is subject to certain local waste water regulations and is required annually to have its waste water and backflow prevention equipment tested by an outside testing agency. The last test was performed in July 2011 and we passed without exception, and are currently in the process of performing a test in October 2012.

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

(m)           Employees.

As of June 30, 2012, we, with our subsidiaries, employ a total of 64 full-time employees, including 2 executive employees. For the precision manufacturing group, we employ 4 managerial employees, 1 sales manager, and 47 employees engaged in precision metal parts manufacturing related positions  and the machinery sales group employs 2 managerial employees and 10 sales and support personnel.

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

Industry Overview

CNC Machines

Since the introduction of CNC tooling machines, continual advances in computer control technology have allowed for easier programming and additional machine capabilities. A vertical turning machine permits the production of larger, heavier and more oddly-shaped parts on a machine that uses less floor space when compared to the traditional horizontal turning machine because the spindle and cam are aligned on a vertical plane, with the spindle on the bottom. Horizontal turning machines have become faster and more accurate with the ability to perform more functions i.e. milling of the parts and cross milling both on and off center line of the part. The vertical turning machines have additionally increased thru-put for part production through increased spindle RPM’s (rotations per minute), with the ability to accomplish high speed machining and increased accuracy through new electronics. Finally, the horizontal machines through the same features mentioned above and with the expansion of more tools and the ability to add multiple pallets out in the field gives the customer the ability to grow into the machine as his work flow increases.

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

Our share ownership is concentrated.

Money Line Capital, Inc., our largest shareholder, controls approximately 37.7% of our outstanding common stock.  Our officers and directors, as a group, own a majority of Money Line Capital, Inc.’s common stock and own an additional 15.2% of our common stock as a group.  As a result, these stockholders can exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, these stockholders may dictate the day to day management of the business. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors. In addition, the interests of these stockholders may not always coincide with the interests of our other stockholders.

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

Panasonic Avionics Corp. accounts for 22.8% and 23.8% of our total sales for the years ended June 30, 2012 and 2011, respectively.  We do not have a long term, exclusive agreement with these customers. If either of these customers reduced or stopped ordering precision parts from Eran it would have a material adverse impact on our consolidated sales, results of operations and cash flows.

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

As of June 30, 2012 the Company owed Pacific Western Bank $253,128 and $236,400 at June 30, 2011).

We are in default of our obligations due to Pacific Western Bank. However, subsequent to the year end, the Company paid the amount due to Pacific Western Bank in full, and as a result this settles all outstanding legal disputes between the parties in full.

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

ITEM 2 – PROPERTIES

In July, 2007, we entered into a 5-year triple net lease for approximately 48,600 square feet of manufacturing and office space in a free-standing industrial building at 2672 Dow Avenue, Tustin, California 92780 for a average monthly rental of $28,390 for the first 12 months, $35,090 for the second 12 months, $36,143 for the third 12 months, $37,227 for the fourth 12 months and $38,334 for the final 12 months. We recently finalized an amendment to the lease agreement that extends the lease under new terms that commenced on October 1, 2011 and continues until June 30, 2017.  The rent for month 1(October 2011) through month 21 is $27,741, month 22 to 33 $28,573, month 34 to 45, $29,430, month 46 to 57, $30,313 and month 58 to 69, $31,223. The precision manufacturing group and head office resides at this location.

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

Our client was served with a Demand for Arbitration and Statement of Claim, which was filed on September 16, 2008.

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

No provision has been made in the June 30, 2012 financial statements as we feel the litigation has no merit and the likelihood of any liability is extremely low.

2.	CNC Manufacturing v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650.

Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with CNC Manufacturing by failing to deliver a machine that conforms to the specifications requested by CNC Manufacturing, and requests damages totaling $138,750. Elite Machine filed an Answer timely, on January 15, 2009. This case was settled on September 12, 2011 in an amount of 427,500 and the full provision has been made in the June 30, 2012 financial statements.

Abstract of Judgment and Writ were issued August 17, 2012.

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

The Company has entered into a revised settlement agreement in the total amount of $105,000 with $70,000 being paid out of proceeds of an anticipated new loan and the balance being paid at the rate of $5,000 per month commencing December 15, 2012 reducing by $10,000 if paid in full by December 15, 2012.

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

The Company has not made payments that are due under the settlement agreement. Judgment was entered on June 16, 2011 and a Writ was issued on February 24, 2012.

5.	Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.

The Complaint was filed on April 14, 2009.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to pay Fox Hills Machining for the sale of two machines from Fox Hills to CNC Repos.  The damages sought in the Complaint are estimated to be approximately $30,000.  The Court records show the case was dismissed on July 31, 2012. Further, the records show that a stipulated judgment was entered August 27, 2012; Writ was issued on September 9, 2012.

A provision of $10,000 has been made in the June 30, 2012 financial statements.

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

The first three payments have been made but the Company is currently in default of its payments. The Company has recorded $50,000 in the June 30, 2012 financial statements. Currently plaintiff is in communication with the Company to work out an arrangement

7.	M Line Holdings, Inc. V Pacific Western Bank Los Angeles Superior Court Case No BC448012. The case was filed on 10/21/2010.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to fund against the line of credit when funds were available and also failed to remove two of the personal guarantors after agreeing in writing to do so and MLH is seeking unspecified damages.

The Complaint in this case was dismissed with prejudice on October 17, 2011.

8.	Pacific Western Bank v. M Line Holdings, Inc. Los Angeles County Superior Court Case No BC448012. The case was filed as a cross-complaint on 11/12/2010.

The Cross-complaint alleges causes of action basically for breach of written agreement and related claims. Defendant failed to repay a credit line when it became due and is also claiming that defendant must repay two equipment loans even though these loans are current due to the terms of the credit line agreement. Cross-complaint is seeking damages of $300,616.

On July 12, 2012 a Writ was issued and on September 24, 2012 an Abstract of Judgment was issued. The Company has recorded approximately $253,000 in the June 30, 2012 financial statements.

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

No provision has been made in the June 30, 2012 financial statements as we feel the litigation has no merit and the likelihood of any liability is extremely low.

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

Recently a settlement of $50,000 has been reached in this case, requiring payments commencing on March 11, 2011 for ten months. The first two month’s payment have been made however the Company is currently in default of the terms of this settlement agreement. Mr. Consalvi has filed his stipulated judgment on March 5, 2012. Abstract of judgment and Writ were issued on March 13, 2012.

11..	Joe Gledhill v. M Line Holdings, Inc., et. al.- Orange County Superior Court Case No. 30-2011-00506723

Joseph Gledhill, a former officer and director of the company and its subsidiary Eran Engineering has filed suit within the Pacific Western case seeking indemnity of the Pacific Western claim and various other causes of action. Management has decided to vigorously defend these claims and believes Mr. Gledhill’s suit has no merit. Trial has been set for April 8, 2013.

No provision has been made in the June 30, 2012 financial statements as we feel the litigation has no merit and the likelihood of any liability is extremely low.

12	M Line Holdings, Inc., v. Timothy Consalvi, et. al.- Orange County Superior Court Case No. 30-201100493329

M Line has recently filed suit against two of its former directors alleging that they breached their fiduciary duty to the company by mismanaging the corporate affairs of the company and its subsidiaries resulting in damages to the company and its subsidiaries. Defendants have not yet been served or have not answered the complaint at this time.

This case is expected to be dismissed at the 10/29/2012 Order to Show Cause Hearing.

13	All Direct Travel Services, Inc. Vs Jitu Banker, M Line holdings, Inc., Airworks International, Inc., case number 30-2011-00472824-CL-CO-CJC

It has been settled as to the Chief Financial Officer and M Line for $2,000 payable on 25 February.

Default Judgment entered on January 6, 2012.

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our client’s financial condition, results of operations or liquidity.

Our opinions expressed above are within the scope of clause (a) of Paragraph 5 of the Statement of Policy hereinafter defined. Our response is limited by, and provided in accordance with, the American Bar Association (the “ABA”) Statement of Policy Regarding Lawyer’s Responses to Auditors’ Request for Information (December 1975); without limiting the generality of the foregoing, the limitations set forth in such Statement on the scope and use of this response (Paragraphs 2 and 7) are specifically incorporated herein by this reference, and any description herein of any loss contingencies (as defined in Paragraph 5 of the Statement) is qualified in its entirety by Paragraph 5 of the Statement and the accompanying Commentary (which is an integral part of the Statement)

ITEM 4 – (REMOVED AND RESERVED).

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

Fiscal Year Ended		Bid Prices
June 30,	Period	High	Low

2011	First Quarter	$0.09	$0.04
	Second Quarter	$0.21	$0.01
	Third Quarter	$0.20	$0.02
	Fourth Quarter	$0.12	$0.03

2012	First Quarter	$0.07	$0.02
	Second Quarter	$0.06	$0.03
	Third Quarter	$0.05	$0.01
	Fourth Quarter	$0.03	$0.02

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

Holders

As of June 30, 2012, there were 46,871,145 shares of our common stock outstanding held by 126 holders of record of our common stock and numerous shareholders holding shares in brokerage accounts.  Of these shares, 16,955,124 were held by non-affiliates.  On the cover page of this filing we value these shares at $339,102.  These shares were valued at $0.02 per share, which was closing price of our common stock on the OTC Bulletin Board on October 10, 2012.

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

As a result, we did not have any options, warrants or rights outstanding as of June 30, 2011.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

Recent Issuance of Unregistered Securities

During the year ended June 30, 2012, the company issued the following shares of common stock.

3,650,000 shares of common stock was issued to financial advisors and other parties in payment of services to the company. The company valued the shares at the market price on the issuance date in the sum of $129,000.00.

The Company also issued 4,237,500 shares of the company common stock in lieu of salaries and expenses due on behalf of related parties. The shares were valued at $228,750 based on the market price.

412,800 shares of common stock was issued to employees of the company as a bonus in lieu of cash payments. The company valued these shares at the market price on the issuance date in the sum of $16,256.00.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This annual report on Form 10-K of M Line Holdings, Inc. for the year ended June 30, 2012 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates as we have in the past. Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible. While management believes that adequate allowances have been provided in the Consolidated Financial Statements, it is possible that we could experience unexpected credit losses. Our accounts receivable are concentrated in a relatively few number of customers. One customer, Panasonic Avionics Corporation (“Panasonic”), a leading provider of in-flight entertainment systems for commercial aircraft, accounts for 44% and 67% of our consolidated accounts receivable balance at June 30, 2012 and 2011, respectively.  Therefore, a significant change in the liquidity or financial position of any one customer could make it more difficult for us to collect our accounts receivable and require us to increase our allowance for doubtful accounts, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

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

Based on management’s review, we determined that there was no impairment provision of long-lived assets for the year ended June 30, 2012.

Goodwill and Acquired Intangible Assets

As part of Goodwill impairment testing it requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions.  Based on its review, all remaining goodwill of $198,169 was written off in the financial statements for the year ended June 30, 2010. There was no impairment of goodwill from continuing operations as of June 30, 2012.

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

In September 2011 the FASB issued guidance on compensation, retirement benefits on an multiemployer plan. This guidance relates to disclosures about an employer’s participation in a multiemployee plan. For public entities, effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented.

In December 2011 the FASB issued guidance on Property, Plant, and Equipment and the Derecognition of in Substance Real Estate—a Scope Clarification. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities.

Results of Operations

Sales Concentration

The sales within our Precision Manufacturing segment are highly concentrated within two customers, Panasonic Avionics and Iris Diagnostics. Sales to these customers accounted for 26% and 29% of consolidated sales for the years ended June 30, 2012 and 2011, respectively. The loss of all or a substantial portion of sales to this customer would cause us to lose a substantial portion of our sales within this segment and on a consolidated basis, and have a corresponding negative impact on our operating profit margin due to operation leverage this customer provides. This could lead to sales volumes not being high enough to cover our current cost structure or provide adequate operating cash flows. Panasonic has been a customer of ours for approximately 15 years and we believe our relationship is good.

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

Interest Expense

Interest expense primarily consists of the cost of borrowings under our accounts receivable line of credit agreement with Main Credit Corporation, Pacific Western Bank, and Credit and capital lease agreements. See Liquidity and Capital Resources and Notes to Consolidated Financial Statements for further discussion.

Segment Information

	Year ended June 30,			Change
	2012	2011	Change ($)	(%)
Sales by segment:
Machine Sales	$5,929,967	$6,179,472	$(249,505)	(4)
Precision Engineering	4,247,482	3,721,228	526,254	14

Gross profit by segment:
Machine Sales	1,105,395	1,122,914	(17,520)	(2)
Precision Engineering	1,741,329	1,627,075	114,254	7

Gross margin by segment: (%)
Machine Sales	17	18
Precision Engineering	41	44

Results of Operations for the Year Ended June 30, 2012 and 2011

Introduction

For the twelve months ended June 30, 2012, we generated $10,177,449 in revenues on cost of sales of $7,330,725.  With these revenues and cost of sales for the year ended June 30, 2012, we had a net loss of $768,242, after taxes.  For the year ended June 30, 2011, we had revenues of $9,900,700, on cost of sales of $7,150,711.  With these revenues and costs of sales we had a net income of $765,242, after taxes, for year ended June 30, 2011.  An explanation of these numbers and how they relate to our business is contained below.

Revenues, Expenses and Loss from operations:

	Year ended	Year ended
	June 30,	June 30,
	2012	2011
Revenues	$10,177,449	$9,900,700
Cost of Sales	7,330,725	7,150,711
Selling, General and Administrative Expenses	2,629,232	2,687,213
Amortization of Intangible Assets	31,952	104,458
Operating Income (loss)	185,540	(41,682)
Interest Expense	(208,145)	(103,889)
Interest Income	-	21,756
Gain on sale of assets	138,642	-
Total Other Income (Expense)	(743,237)	356,144
Net Income (Loss)	$(765,842)	$232,329

Revenues

Sales in the fiscal 2012 period increased 2.8% compared to the comparable period in fiscal 2011.

The change is attributable to an increase in sales in the Precision Manufacturing Group.  Sales decreased by (4)% in the Machine Sales Group and a increased by 14% in the Precision Manufacturing Group.

The machine sales group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that affect the price that equipment can be sold for. The average sale price of the 84 pieces of equipment sold in the year ended June 30, 2012 was $67,239 compared to the comparable period in fiscal 2011 of 84 pieces of equipment sold at an average sale price of $69,978. In addition repair work for the year ended June 30, 2012 was $156,098 compared to the comparable period in fiscal 2011 of $119,732.

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

The increase in sales in the Precision Manufacturing Group is the result of an increase of $247,386 to $273,581 in sales of precision metal component parts from a customer of ours, C & D Zodiac in the fiscal year ended June 30, 2012, compared to $26,195 for the comparable period in fiscal 2011. Furthermore new customer sales to Goodrich Aerostructures resulted in an increase of $256,878 during the year ended June 30, 2012 as compared to $0 for new customers in the comparable period in fiscal 2011.

Our precision manufacturing group has recently received orders from a new major customer. We have had to upgrade our manufacturing operations from primarily interiors work to a combination of interior and structures and therefore achieved sales of $256,878 for the current fiscal year due primarily to time for training our personnel and related costs together with the downtime in manufacturing. We have successfully manufactured parts for the aircraft structure segment and are hopeful that this customer’s orders will continue to increase and together with other new customers will result in an increase in sales and profitability of the Precision Manufacturing Group. The addition of this new customer should result in a positive effect on the future results of the Company.

We anticipate that as a result of an increase in activity in the aerospace industry, we will continue to grow the revenues of both the Machine Tool Group and the Precision Manufacturing Group.

Gross Margin

Gross profit increased by 4% compared to the comparable period in fiscal 2011. The gross profit for the Machine Sales Group decreased by (2%) due to an decrease in margins as a result of higher prices paid for product and higher freight costs. The increase within the Precision Manufacturing Group of 7% resulted from higher margins as a result of the more profitable work in aircraft structures.

Cost of Sales

Our cost of sales for the year ended June 30, 2012, were $7,330,725 and consisted primarily of used CNC machines, refurbishment of those machines and raw materials usage, compared to our cost of sales for the year ended June 30, 2011 of $7,150,711.  The increase in our cost of sales was primarily due to the need to purchase raw materials and outside processing costs to meet the sales of our precision manufacturing group.

Amortization of Intangible Assets

Amortization expense for intangible assets for the fiscal year, 2012 was $31,952 compared to $104,458 in the comparable period in fiscal 2011.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are those expenses we have related to the actual sales of our products and the costs we incur in transporting those products.  For the year ended June 30, 2012 our selling and distribution expenses were $2,629,232, compared to $2,687,213 for the year ended June 30, 2011.  Our selling, general and administrative expenses for the year ended June 30, 2012, primarily consisted of salaries of $1,558,611, rent of $383,932, legal and professional fees of $384,496 and insurance expenses of $311,833.

Interest Expense

For the year ended June 30, 2012, our interest expense increased by $104,256 compared to the comparable period in 2011. The change is attributable to higher average debt balances and increases in the average interest rate paid on our debt and capital lease obligations.

Gain on Sale of Assets

During 2012, we recorded a net gain from the sale of assets within the Precision products Group of $138,642.  We did not have a gain on sale of assets in 2011.

Research and Development

The Research and Development expenditure incurred during the third quarter of fiscal 2012 represented the development costs incurred for aircraft structures. The Company had during the last quarter begun to add and upgrade its manufacturing base from purely aircraft interiors to a combination which includes aircraft structures. The company had to incur considerable startup costs relating to development and staff training, downtime in manufacturing and other costs, including materials, such as titanium and hard steels, for which the company had to rework several times to ensure that the product manufactured was good and acceptable.

Management has entered into agreements with Engineering service companies, in Canada and in India, upgraded its software and added new software such as Catia. Our commitment to excellence and the new direction to make Eran Engineering an “Aerospace” company has helped us develop and solidify contact with Rohr, Inc. and its subsidiary, Goodrich Aerostructures (now both are subsidiaries of UTC). We had, but did overcame the considerable problems with production, due staff knowledge limitation, additional training, engineering staff contracts etc.

All costs relating to this new development have been expensed as Research and Development costs,

Change in derivative liability

The derivative liability for the month period ended June 30, 2012 was $0 compared to that of the comparable period in 2011 amounting to $93,488.

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

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources. At June 30, 2012, our cash and cash equivalents totaled $(5,212) and we had positive working capital of $258,334.

At June 30, 2012, we had $253,128 in debt outstanding under our credit agreement with Pacific Western Bank. The credit agreement provided for borrowings of up to $1,500,000, and included a line of credit, a term loan and a letter of credit. The amount outstanding under the line of credit, term loan and letter of credit are $253,128, $0 and $0, respectively, as of June 30, 2012. We reached a settlement agreement with Pacific Western Bank to extend the repayment of the $253,128 until we refinance our equipment, which is currently anticipated to close in October 2012.

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

Cash Flows

The following table sets forth our cash flows for the years ended June 30:

	2012	2011
Provided by (used in):
Operating activities	$266,425	$231,446
Investing activities	(59,907)	(5,928)
Financing activities	110,508	(54,892)
	$(215,824)	$170,626

Cash Flows for the Years Ended June 30, 2012 and 2011

Operating Activities

Net cash provided by (used in) operating activities was $(266,425) for the year ended June 30, 2012, compared to $231,446 for the year ended June 30, 2011.  Our cash from operating activities for the year ended June 30, 2012 was primarily $161,783 in accounts receivables, ($460,176) in inventories, $11,944 in prepaid expenses and other assets, $656,217 in accounts payable and accrued expenses, $192,755 in depreciation, $31,953 in amortization of intangible assets.

Investing Activities

Net cash provided by (used in) investing activities was ($59,907) for the year ended June 30, 2012, compared to $(5,928) for the year ended June 30, 2011.  The cash used for investing activities for the year ended June 30, 2012 was for capital expenditures.  For the year ended June 30, 2012, our cash provided by (used in) investing activities consisted of $205,000 in proceeds from sale of assets.  These related to equipment purchases and sales in our precision manufacturing group.

Financing Activities

Net cash provided by (used in) financing activities was $110,508 for the year ended June 30, 2012, compared to ($54,891) for the year ended June 30, 2011.  The cash provided by (used in) financing activities for the year ended June 30, 2012, consisted of $456,834 in net borrowings on our line of credit, $150,000 in proceeds on note payables, ($3,210) in payments on capital leases ($493,116) due from a related party.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2012:

	2012	2013	2014	2015	2016	Total

Debt obligations	$713,802	$-	$-	$-	$-	$713,802
Capital leases	19,749	19,749	-	-	-	39,498
Operating leases	441,377	441,377	454,616	468,252	482,301	2,287,923
	$1,174,928	$461,126	$454,616	$468,252	$482,301	$3,041,223

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

M Line Holdings, Inc.

We have audited the accompanying consolidated balance sheets of M Line Holdings, Inc. (formerly, Gateway International, Inc) (the “Company”)  as of June 30, 2012 and 2011 and the related consolidated statements of operation, stockholders' equity, and cash flow for each of the years in the two-year period ended June 30, 2012.   These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011 and the results of its operations and its cash flow for each of the years in the two-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses of $768,242 for the year ended June 30, 2012. The Company had an excess of current liabilities above current assets of a negative working capital of $508,610 at June 30, 2012. The Company has an accumulated deficit of $10,051,106 as of June 30, 2012.  These factors as discussed in Note 19 to the consolidated financial statements raise doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

October 15, 2012

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND JUNE 30, 2011

	2012	2011
Assets

Current Assets:
Cash and cash equivalents	$5,212	$221,036
Accounts receivable, net	794,317	894,197
Inventories, net	1,609,411	1,199,422
Due from related party	1,262,615	769,499
Prepaid and other current assets	-	14,148
Total current assets	3,671,555	3,098,302

Property and equipment, net	543,050	537,256
Intangible Assets, net	-	31,952
Deposits and other	82,806	80,653
Total Assets	$4,297,411	$3,748,163

Liabilities and Shareholders' Equity

Current Liabilities:
Line of Credit	$1,083,879	$627,045
Accounts Payable	996,861	901,230
Accrued Expenses and other	1,314,065	839,574
Notes payable – current	597,261	305,939
Capital Leases – current	71,558	44,998
Litigation payable	116,541	494,446
Total Current Liabilities	4,180,165	3,213,232

Notes Payable - long term	19,749	13,428
Capital Leases - long term	-	29,770
Deferred Income Taxes	16,710	16,710
Total liabilities	4,216,624	3,273,140

Commitments and Contingencies	-	-

Shareholders' Equity
Common Stock, $0.001: 100,000,000 shares
Authorized; 46,871,145 and 38,570,845 shares issued and outstanding at June 30, 2012 and June 30, 2011, respectively	46,871	38,571
Additional paid in capital	10,179,021	9,813,315
Related party Receivable due to shares issuance	(94,000)	(94,000)
Accumulated deficit	(10,051,106)	(9,282,863)
Total stockholders' equity	80,786	475,023
Total Liabilities and Shareholders' Equity	$4,297,411	$3,748,163

The accompanying notes form an integral part of these audited consolidated financial statements

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

JUNE 30, 2012 AND JUNE 30, 2011

	As of June 30,
	2012	2011
Net sales	$10,177,449	$9,900,700
Cost of sales	7,330,725	7,150,711
Gross Profit	2,846,724	2,749,989

Operating expenses:
Selling, general and administrative	2,629,232	2,687,213
Amortization of intangible assets	31,952	104,458
Total operating expense	2,661,184	2,791,671
Operating income (loss)	185,540	(41,682)

Other income (expense):
Interest expense	(208,145)	(103,889)
Interest income	-	21,756
Research and Development expenditure	(967,976)	-
Rental income	-	119,700
Change in derivative liability	-	93,488
Gain on debt settlement	86,097	142,956
Gain on sale of assets	138,642	-
Total other income (expenses)	(951,382)	274,011
Income (loss) before income tax	(765,842)	232,329

Income tax provision	2,400	2,400
Net income (loss)	$(768,242)	$229,929

Net income (loss) per share:
Basic and dilutive income (loss) per share:	$(0.02)	$0.01
Weighted average number of common shares under in per share calculations (basic and diluted)	45,296,196	32,603,326
Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of potential dilutive securities is anti-dilutive.

The accompanying notes form an integral part of these audited consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	Common Stock		Additional Paid-in	Related party	Accumulated
	Shares	Amount	Amount	Receivable	Deficit	Total
Balance, July 1, 2010	30,861,956	$30,862	$9,505,812	$-	$(9,512,790)	$23,884

Shares issued for services	990,000	990	27,010	-	-	28,000

Shares issued for debt settlement	3,538,889	3,539	156,517	-	-	160,056

Shares issued for deposit	380,000	380	11,020	-	-	11,400

Shares issued in lieu of related party expenses	2,800,000	2,800	91,200	(94,000)	-	-

Imputed interest on related party notes	-	-	21,756	-	-	21,756

Net income	-	-	-		229,929	229,929

Balance at June 30, 2011	38,570,845	38,571	9,813,315	(94,000)	(9,282,861)	$475,025

Shares issued for services	8,300,300	8,300	365,706	-	-	374,006

Net income (loss)	-	-	-	-	(768,242)	(768,242)

Balance at June 30, 2012	46,871,145	46,871	10,179,021	(94,000)	(10,051,103)	80,789

The accompanying notes form an integral part of these audited consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	2012	2011
Cash flows from operating activities:
Net income (loss)	$(768,242)	$229,929
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposition of assets	(138,642)	0
Imputed Interest	-	(21,756)
Bad Debt expense	(61,902)	28,285
Depreciation	192,755	281,875
Amortization of intangible assets	31,953	104,458
Issuance of shares for services	374,006	28,000
Gain on debt settlement	(86,097)	(142,956)
Reserve for inventories	50,099	54,980
Change in derivative liabilities	-	(93,845)
Changes in operating assets and liabilities:
Account receivable	161,783	(308,841)
Inventory	(460,088)	(503,102)
Prepaid expenses and other assets	11,994	30,400
Account payable and accrued expenses	656,217	953,143
Deferred rent	-	(39,566)
Litigation payable	(230,260)	-
Cash provided by operating activities	(266,425)	601,004
Cash used in operating activities of discontinued operations	-	(369,559)
Net cash provided by operating activities	(266,425)	231,445

Cash flows from investing activities:
Acquisition of equipment	(59,907)	(5,928)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	456,834	408,156
Due from related party	(493,116)	(373,654)
Proceeds from notes payable	150,000	150,000
Payments to notes payable	-	(223,324)
Payments on capital leases	(3,210)	(16,069)
Net cash used in financing activities	110,508	(54,891)

Net increase (decrease) in cash and cash equivalent	(215,824)	170,626

Cash and cash equivalents at beginning of period	221,036	50,410
Cash and cash equivalents at end of period	$5,212	$221,036

Supplemental disclosure of cash flow information:
Cash paid for interest	$208,145	$103,889
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for deposit	$-	$11,400
Shares issued for related party receivable	$-	$94,000
Capital expenditures acquired under capital leases and notes payable	$-	$-
Shares issued for debt settlement	$-	$160,056

The accompanying notes form an integral part of these audited consolidated financial statements

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Organization and Business

M. Line Holdings, Inc. (formerly, Gateway International Holding, Inc.) (the “Company”) was incorporated in Nevada on September 24, 1997. The Company and its subsidiaries are engaged in the following businesses:

Acquiring, refurbishing and selling pre-owned CNC machine-tool equipment through Elite Machine Tool Company, its wholly owned subsidiary, the machine sales group.

Eran Engineering, Inc. (“Eran Engineering”), its wholly owned subsidiary manufactures precision metal component parts for the aerospace, medical and defense, industries. This is the precision manufacturing group.

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

Sales from significant customers representing 10% or more of sales consist of the following customers for the years ended June 30:

	Year ended June 30, 2012	Year ended June 30, 2011
Percent of sales	23	24
Number of customer	1	1

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable from this customer at June 30, 2012 and 2011 were $354,589 and $458,970, respectively.

As a result of the Company's concentration of its customer base and industries served, the loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to the above customers or a change in their financial position could materially and adversely affect the Company's consolidated financial position, results of operations and cash flows.

One customer, included in the Precision Manufacturing segment represents a significant concentration. Sales to this customer as a percentage of sales within the Precision Manufacturing Segment are as follows for the years ended June 30:

	Year ended June 30,
	2012	2011
% of segment sales significant customer sales concentration	54	62

Accounts receivable for significant customers at June 30, 2012 and 2011 were $354,589 and $458,970, respectively.

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

Accounts Receivable

The Company performs periodic credit evaluations and continually monitors its collection of amounts due from its customers. The Company adjusts credit limits and payment terms granted to its customers based upon payment history and the customer's current creditworthiness. The Company does not require collateral from its customers to secure amounts due from them. The Company regularly reviews its accounts receivable and collection of these balances subsequent to each of these periods. The Company maintains reserves for potential credit losses, and historically, such losses have been within management expectations. As of June 30, 2012 and 2011, accounts receivable totals were $794,317 and $894,197, net of a provision for bad debt expense of $47,193 and $105,096 respectively.

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

Based on management’s review, the Company determined there was an impairment of intangible assets of $0 and $0 at June 30, 2012 and 2011, respectively.

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

Advertising

The Company expenses the cost of advertising when incurred as selling expenses. Advertising expenses were $7,685 and $8,051, for the years ended June 30, 2012 and 2011 respectively.

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

Recent Accounting Pronouncements

In December 2011 the FASB issued guidance on disclosures about Offsetting Assets and Liabilities on the Balance Sheet. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

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

In September 2011 the FASB issued guidance on compensation, retirement benefits on an multiemployer plan. This guidance relates to disclosures about an employer’s participation in a multiemployee plan. For public entities, effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented.

In December 2011 the FASB issued guidance on Property, Plant, and Equipment and the Derecognition of in Substance Real Estate—a Scope Clarification. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Inventories

Inventories consist of the following at:

	June 30, 2012	June 30, 2011
Finished Goods and Components	$1,157,918	$740,078
CNC Machines held for sale	116,000.00	-
Work in Progress	387,969	505,108
Raw Materials and Parts	5,632	9,216
	1,667,519	1,254,402
Less: Reserve for inventories	(58,108)	(54,980)
Inventories, net.	$1,609,411	$1,199,422

4.	Related Parties

As of June 30, 2012 and 2011, we had an amount due from a related party, a shareholder of the Company in the amount of $1,262,615 and $769,499 which is expected to be repaid to the company within the next fiscal year. The Company advanced funds and paid various general expenses incurred by the related party during the course of business for the year ended June 30, 2012. These amounts are fully secured by the related party’s assets.  Interest was imputed at 6% per annum for the fiscal year ended June 30, 2011. Imputed Interest amounted to $0 and $21,756 for the year ended June 30, 2012 and 2011, respectively

5.	Prepaid and Other

Prepaid and other current assets were $0 and $14,148 as of June 30, 2012 and 2011.

6.	Property and Equipment

Property and equipment consists of the following at June 30:

	Estimated
	Useful life
	(in years)	2012	2011
Machinery and Equipment	7	$2,435,611	2,527,488
Equipment under capital leases	4 to 5	0	215,021
Fixtures, Fittings and office equipment	3 to 5	321,974	207,554
Vehicles	5	23,276	26,390
Leasehold Improvements	3	105,298	119,649
		2,886,158	3,096,102

Less accumulated depreciation		(2,343,108)	(2,558,846)
		$543,050	537,256

Depreciation expense was $192,755 and $ 281,875 for the years ended June 30, 2012 and 2011, respectively.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Intangible Assets

Intangible assets consist of the following at June 30:

	Weighted Average Remaining	2012		2011
	Life (in years)	Cost	Carrying Amount	Cost	Carrying Amount

Customer Relationships	7-6	$417,831	0	$417,831	31,952

Amortization expense was $31,952 and $104,458 for the years ended June 30, 2012 and 2011, respectively.

Estimated intangible asset amortization expense for the remaining carrying amount of intangible assets will be $0 for the year ending June 30, 2013.

The parent company impaired the intangible asset amounting to $170,000 as it did not consider the fair value of the reporting unit adequate to support the carrying amount of the asset in E.M. Tool Company, Inc. dba Elite Machine Tool for the year ended June 30, 2010. There was no impairment for 2012.

8.	Accrued Expenses

 Accrued expenses consist of the following at June 30:

	June 30, 2012	June 30, 2011
Compensation and related benefits	$993,077	$738,650
Audit Fees	77,500	65,000
Other	243,488	35,924
	$1,314,065	$839,574

9.	Capital Leases

 The company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of June 30:

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2012	June 30, 2011

2012	$71,558	$70,058
2013	-	11,318
2014	-	-
2015	-	-
2016	-	-
Total minimum lease payments	71,558	81,376
Less amount representing interest	-	6,608
Present value of future minimum lease payments	71,558	74,768
Less current portion of capital lease obligations	71,558	44,998
Capital Lease obligations, net of current portion	$-	$29,770

10.	Line of Credit and Notes Payable

Pacific Western Bank Credit Agreement  As of June 30, 2012, the Company owed $253,128 principal plus accrued interest.

We are in default of our obligations due to Pacific Western Bank. However, subsequent to the year end, the Company has paid off in full the amount due to Pacific Western Bank, and as a result this settles all outstanding legal disputes between the parties in full.

Main Credit:  As of June 30, 2012 the Company owed $1,083,879 principal.  This line of credit is secured by the receivables and inventory of Eran Engineering.  The original term has expired and the line continues on a month to month basis.  There is no intent by Main Credit to cancel the line and the Company continues to borrow funds as necessary.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Note Payable:

	June 30, 2012	June 30, 2011
Notes payable to financial institutions, secured by the underlying equipment in aggregate monthly installments of $7,292 including interest rates between 7.2% and 9.75% per annum for a period of 50 months.	$253,129	$44,471

An unsecured note payable to a corporation in respect of accounting software payable in monthly installments. The company has disputed the debt and therefore all payments are on hold.	46,811	46,811

An unsecured note payable to a corporation in respect of machines sold to us payable in monthly installments of $5,000.00 per month. This agreement will expire in June 2012	17,070	66,070

An unsecured note payable to a corporation in monthly installments of $5,000.00 per month. This balance is due to be paid in six monthly payments ending December 31, 2011.	-	31,764

An unsecured note payable to a financial institution in full on November 2011	300,000	150,000

TOTAL	617,010	319,367
Less Current Portion	597,261	305,939
Long Term Portion (in the next twelve months)	$19,749	$13,428

Interest expense on notes payable and  capital leases for years ended June 30, 2012 and 2011, were $208,145 and  $103,889, respectively.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Litigation Settlements Payable

The following amounts are based on settlement agreements reached with the parties:

An unsecured note payable to a corporation in settlement of a lawsuit payable on the refinance of the company's equipment, expected to close in October 2012.	48,316

An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly payments of $5,000.00	60,000

An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly installments of $1,000.00	8,225

TOTAL	116,541

13.	Derivative Liability

The Company has no provision for derivative liability at June 30, 2012 as the loan was paid in full. However, the company had a provision of $93,488 in 2011 to protect against any losses if the note payable to a financial institution was converted into common stock. This Liability was based on the price of the stock of the Company as of June 30, 2010 based on the terms of the conversion in the agreement..

14.	Commitments and Contingencies

The Company has provided certain of its customers with thirty day product warranties. The warranty expense of  $35,407 and $41,544 for the years ended June 30, 2012 and 2011, respectively were accounted for in the cost of goods sold..

The Company leased its manufacturing and office facilities under non-cancelable operating lease arrangements.

Rent expense under operating leases was $383,932 and $537,462 for the years ended June 30, 2012 and 2011, respectively.

Future rent under lease agreements for the next five years is as follows:

2012	$438,217
2013	451,361
2014	464,900
2015	478,848
Thereafter	493,221
$2,326,547

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Litigation

1	James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08.

Our client was served with a Demand for Arbitration and Statement of Claim, which was filed on September 16, 2008.

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

No provision has been made in the June 30, 2012 financial statements as we feel the litigation has no merit and the likelihood of any liability is extremely low.+ 9 )

2.	CNC Manufacturing v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650.

Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims All American breached the agreement with CNC Manufacturing by failing to deliver a machine that conforms to the specifications requested by CNC Manufacturing, and requests damages totaling $138,750. Elite Machine filed an Answer timely, on January 15, 2009. This case was settled on September 12, 2011 in an amount of $27,500 and the full provision has been made in the June 30, 2012 financial statements.

Abstract of Judgment and Writ were issued August 17, 2012.

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

The Company has entered into a revised settlement agreement in the total amount of $105,000 with $70,000 being paid out of proceeds of an anticipated new loan and the balance being paid at the rate of $5,000 per month commencing December 15, 2012 reducing by $10,000 if paid in full by December 15, 2012.

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

The Company has not made payments that are due under the settlement agreement. Judgment was entered on June 16, 2011 and a Writ was issued on February 24, 2012.

5.	Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.

The Complaint was filed on April 14, 2009.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to pay Fox Hills Machining for the sale of two machines from Fox Hills to CNC Repos.  The damages sought in the Complaint are estimated to be approximately $30,000.  The Court records show the case was dismissed on July 31, 2012. Further, the records show that a stipulated judgment was entered August 27, 2012; Writ was issued on September 9, 2012.

A provision of $10,000 has been made in the June 30, 2012 financial statements.

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

The first three payments have been made but we are currently in default of our payments. The Company has recorded $50,000 in the June 30, 2012 financial statements. Currently the plaintiff is in communication with the Company to work out an arrangement. first three payments have been made but MLH is currently in default of its payments.

7.	M Line Holdings, Inc. V Pacific Western Bank Los Angeles Superior Court Case No BC448012.

The case was filed on 10/21/2010.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to fund against the line of credit when funds were available and also failed to remove two of the personal guarantors after agreeing in writing to do so and MLH is seeking unspecified damages.

The Complaint in this case was dismissed with prejudice on October 17, 2011.

8.	Pacific Western Bank v. M Line Holdings, Inc. Los Angeles County Superior Court Case No BC448012. The case was filed as a cross-complaint on 11/12/2010.

The Cross-complaint alleges causes of action basically for breach of written agreement and related claims. Defendant failed to repay a credit line when it became due and is also claiming that defendant must repay two equipment loans even though these loans are current due to the terms of the credit line agreement. Cross-complaint is seeking damages of $300,616.

On July 12, 2012 a Writ was issued and on September 24, 2012 an Abstract of Judgment was issued. The Company has recorded approximately $253,000 in the June 30, 2012 financials.

9.	Neal Kohlhaas v. M Line Holdings, INC. Orange County Superior Court Case No. 30-2011- 00442075.

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

Recently a settlement of $50,000 has been reached in this case, requiring payments commencing on March 11, 2011 for ten months. The first two month’s payment have been made however the Company is currently in default of the terms of this settlement agreement. Mr. Consalvi has filed his stipulated judgment on March 5, 2012. Abstract of judgment and Writ were issued on March 13, 2012.

11.	Joe Gledhill v. M Line Holdings, Inc., et. al.- Orange County Superior Court Case No. 30-2011-00506723

Joseph Gledhill, a former officer and director of the company and its subsidiary Eran Engineering has filed suit within the Pacific Western case seeking indemnity of the Pacific Western claim and various other causes of action. Management has decided to vigorously defend these claims and believes Mr. Gledhill’s suit has no merit. Trial has been set for April 8, 2013.

No provision has been made in the June 30, 2012 financials as the Company believes that the case has no merit with little likelihood of any liability being incurred by the Company.

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

This case is expected to be dismissed at the 10/29/2012 Order to Show Cause Hearing.

13.	All Direct Travel Services, Inc. Vs Jitu Banker, M Line holdings, Inc., Airworks International, Inc., case number 30-2011-00472824-CL-CO-CJC

It has been settled as to the Chief Financial Officer and M Line for $2,000 payable on 25 February.

Default Judgment entered on January 6, 2012.

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our client’s financial condition, results of operations or liquidity.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Income Taxes

The provision (benefit) for income taxes is comprised of the following for the years ended June 30:

	Year ended June 30,	Year ended June 30,
	2012	2011

Current tax expense	$-	$-
Federal
State	2,400	2,400

Deferrred Federal	-	-
Deferred State	-	-

	$2,400	$2,400

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

	Year ended June 30,	Year ended June 30,
	2012	2011
Federal Tax at statury rate	34%	34%
Permanent differences:
State Income Tax, net of federal benefit	11%	11%
Change in valuation allowance/Other	-34%	-34%
Other	-3%	-3%
	8%	8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEFERRED TAX ASSETS AND LIABILITIES:
	Year ended June 30,	Year ended June 30,
	2012	2011
Deferred tax asset - current
Allowances for bad debt	$14,816	$41,864
Reserve for inventories	23,147	21,901
Accrued expenses	14,281	13,748
Other	14,311	14,311

	$66,555	$91,82

NON-CURRENT;

Net Operating loss carry forwards	$659,149	$208,843
Depreciation	25,767	25,767)
Amortization of intangibles	2,800	2,800)

	$687,716	$237,410

TOTAL DEFERRED TAX ASSET	$754,271	$329,234
VALUATION ALLOWANCE	(754,271)	(329,234)
NET DEFERRED TAX ASSET	$-	$-

Miscellaneous Deferred Tax Liability
Non-current	$16,710	$16,710

The Company’s income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. As of June 30, 2012 and 2011 the Company had federal and state net operating loss (“NOL”) carry forwards of approximately $660,000 and $550,000, respectively, net of Internal Revenue Code ("IRC") Section 382 limitations. If not used, these carry forwards will begin expiring between 2012 and 2021. These net operating losses are available to offset future regular and alternative minimum taxable income.

The Company has recorded as of June 30, 2012 a valuation allowance of $754,271, as it believes that it is more likely than not that the deferred tax assets will not be realizable in future years. Management has based its assessment on available historical and projected operating results.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Shareholders’ Equity

The Company’s articles of incorporation authorize up to 100,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. The Company had no shares of preferred stock issued and outstanding at either June 30, 2012 and 2011.

During the year ended June 30, 2011. The company issued the following shares of common stock.

990,000 shares of common stock to our stock transfer agent and investor relations/financial advisor in payment of services to the company. The company valued the shares at the market price on the issuance date, in the sum of $28,000

3,538,889 shares of common stock to various noteholders in part settlement of the outstanding loans due to them. The company valued the shares at the market price on the issuance date, in the sum of $160,056.  Of the 3,000,000 shares issued to one note-holder, Spagus Capital Partners,LLC (“Spagus”) 1,000,000 million shares were transferred to Spagus by another note-holder, Asher Enterprises.  The funds required to repay Asher were provided by Spagus.  This transfer of stock to Spagus was a part of that loan transaction.

The Company also issued 2,800,000 shares of the company common stock in lieu of salaries and expenses due on behalf of related parties,. The shares were valued at $94,000 based on the market price, and the balance was recorded as a contra equity account in the Company’s financial statements as of June 30, 2011. (see Note 4)

During the year ended June 30, 2012, the company issued the following shares of common stock.

3,650,000 shares of common stock was issued to financial advisors and other parties in payment of services to the company. The company valued the shares at the market price on the issuance date in the sum of $129,000.00.

The Company also issued 4,387,500 shares of the company common stock in lieu of salaries and expenses due on behalf of related parties. The shares were valued at $239,750 based on the market price.

412,800 shares of common stock was issued to employees of the company as a bonus in lieu of cash payments. The company valued these shares at the market price on the issuance date in the sum of $11,000.

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

Segment information is as follows as of and for the year ended June 30, 2012:

	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$5,929,967	$4,247,482	$-	$10,177,449
Interest Income	-	-	-	-
Interest Expense	10,354	150,545	47,246	208,145
Depreciation and Amortization	3,000	169,703	20,052	192,755
Income (loss) before taxes	(57,142)	(670,597)	(38,103)	(765,842)
Total Assets	284,625	2,779,874	1,232,911	4,297,411
Capital Expenditure	$-	$337,191	$-	$337,191

Segment Information for the year ended June 30, 2011

	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$6,179,472	$3,721,228	$0	$9,900,700
Interest Income	-	-	21,756	21,756
Interest Expense	2,171	89,917	11,801	103,889
Depreciation and Amortization	107,458	255,266	23,610	386,334
Income (loss) before taxes	12,165	306,296	(140,712)	232,329
Total Assets	713,773	2,351,738	682,653	3,748,164
Capital Expenditure	$-	$-	$-	$-

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales are derived principally from customers located within the United States

Long-lived assets consist of property, plant and equipment and intangible assets and are located within the United States.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Going Concern and Management Plans.

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $10,051,106 as of June 30, 2012 and a net loss of $768,242 for the year ended June 30, 2012.

The Company recognizes that the very weak economy over the past few years and the difficulty in raising new funds has impacted the working capital needs of the Company.

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

The Company has taken significant steps to resolve these issues.  The Company has pursued various sources of asset based lending in order to relieve it’s cash flow deficiencies and further information regarding new financing is included in subsequent events, (note 20).

20.	Subsequent Events

In October 2012, the Company refinanced Eran Engineering’s equipment with Utica Leaseco, LLC, resulting in the repayment of the company’s debt to Pacific Western Bank, and other obligations. This has resulted in long term debt replacing short term debt. Additional working capital resulted from this agreement.

The company is currently in negotiation for further lines of credit with institutional and private investors, details of which will be made available once they have closed.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

Item 9A Controls and Procedures

(a)            Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

There are no changes to report during our fiscal quarter ended June 30, 2012.

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

Name	Age	Position(s)

George Colin	80	Director (3/09), Chief Executive Officer (12/08)

Jitu Banker	73	Chief Financial Officer (3/09) and Director (3/09)

Anthony Anish	64	Secretary (6/11) and Director (6/11)

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

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

		No. of	No. of
	No. of Late	Transactions	Failures to
Name	Reports	Reported Late	File
George Colin	0	0	0
Jitu Banker	0	0	0
Anthony Anish	0	0	0
Gary Augusta	0	0	0
Money Line Capital, Inc.	0	0	0

Board Meetings and Committees

During the fiscal year ended June 30, 2012, the Board of Directors met on a regular basis and took written action on numerous other occasions.  All the members of the Board attended the meetings.  The written actions were by unanimous consent

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and DirectorThe following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended June 30, 2012, 2011 and 2010 (“Named Executive Officers”):

							Non-Equity	Nonqualified
Name and					Stock	Option	Incentive Plan	Deferred	All Other
Principal		Salary		Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)		($)	($) *	($) *	($)	($)	($)	($)

George Colin (1)	2012	0		0	0	0	0	0	0	0
Chief	2011	0		0	0	0	0	0	0	0
Executive
Officer	2010	0		0	0	0	0	0	0	0

Jitu Banker (2)	2012	180,000		0	0	0	0	0	0	112,000	(2)
Chief Financial	2011	112,000	(2)	0	0	0	0	0	0	180,000
Officer	2010	180,000		0	0	0	0	0	0	90,000

Robert	2011	0		0	0	0	0	0	0	0
Sabahat (3)	2010	0		0	0	0	0	0	0	0
	2009	0		0	0	0	0	0	0	0

Anthony Anish	2012	96,912		0	0	0	0	0	0	96,912
Secretary (11)	2011	0		0	0	0	0	0	0	0

Gary Augusta	2012	0		0	0	0	0	0	0	0

Timothy D. Consalvi (4)	2010	20,770		0	0	0	0	0	0	20,770
Former President and Chief Executive Officer

Joseph Gledhill (5)	2010	-		-	-	-	-	-	-	-
Former Executive Vice President

Lawrence A. Consalvi (6)	2010	-		-	-	-	-	-	-	-
Former Executive Vice President

Stephen M. Kasprisin (7)	2010	-		-	-	-	-	-	-	-
Former Chief Financial Officer

41

*

Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  Our policy and assumptions made in valuation of share based payments are contained in the Notes to our June 30, 2012 financial statements.

(1)	George M. Colin was hired as our Chief Executive Officer on December 9, 2008.
(2)	Jitu Banker was hired as our Chief Financial Officer on March 31, 2009. Of the $112,000 of compensation for Mr. Banker in 2011, $98,000 is accrued compensation.
(3)	Robert Sabahat was hired our Secretary effective March 31, 2009 and resigned from his position on June 7, 2011.
(4)	Timothy D. Consalvi resigned from his position as our Chief Financial Officer on December 9, 2009.
(5)	Joseph Gledhill resigned from his position as our Executive Vice President on March 25, 2009.
(6)	Lawrence Consalvi resigned all positions with us and our subsidiaries, effective September 24, 2008.
(7)	Stephen M. Kasprisin was hired on November 13, 2006 as Chief Financial Officer, and resigned on October 17, 2007. In April 2008, Mr. Kasprisin agreed to serve as our interim Chief Financial Officer. Mr. Kasprisin resigned as our Chief Financial Officer and Secretary on March 31, 2009.

(8)	Mr. Anish was hired as our Secretary on June 7, 2011.
(9)	Gary Augusta was appointed as a Director on November 8, 2011 and resigned his position on April 30, 2012. ô

Employment Contracts

We currently do not have written employment agreements with our executive officers.  We had employment agreements with each of our former principal executives, which provided for participation of the employee in any tax-qualified and nonqualified deferred compensation and retirement plans, group term life insurance plans, short-term and long-term disability plans, employee benefit plans, practices, and programs maintained or to be established.

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

However there is no current employment agreement with Mr. Joseph Gledhill at this time. All prior agreements were terminated effective December 2008. Mr Gledhill is no longer employed with the Company.

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

Director Compensation

The following table sets forth director compensation as of June 30, 2012:

Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in			Incentive Plan	Compensation	All Other
	Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name	($)	($) *	($) *	($)	($)	($)	($)

George Colin (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jitu Banker (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Anthony Anish	-0-	-0-	-0-	-0-	-0-	-0-	-0-

*	Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

(1)	George M. Colin was appointed to our Board of Directors on January 28, 2009.
(2)	Jitu Banker was appointed to our Board of Directors on January 28, 2009.
(3)	Anthony Anish was appointed to our Board of Directors on June 7, 2011.

We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of June 30, 2012:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

George Colin	-	-	-	-	-	-	-	-	-

Jitu Banker	-	-	-	-	-	-	-	-	-

Anthony Anish	-	-	-	-	-	-	-	-	-

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2012, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	George Colin (2)	2,277,577		4.9%
Common Stock	Jitu Banker (2)	2,225,000	(4)	4.7%
Common Stock	Anthony Anish (2)	2,620,000		5.6%
Common Stock	Money Line Capital, Inc. 17702 Mitchell North, Suite 201 Irvine, CA 92614	15,818,476	(6)	33.7%
Common Stock	All Directors and Officers As a Group (3 persons)	7,122,577	(4)	15.2%

(1)	Unless otherwise indicated, based on 41,470,845 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.
(2)	Indicates one of our officers or directors.
(3)	Unless indicated otherwise, the address of the shareholder is M Line Holdings, Inc.
(4)	Includes 25,000 shares held by Mr. Banker’s son.
(5)	All three of our officers and directors own stock in Money Line Capital, Inc., but none individually or as a group control Money Line’s investment or control decisions, and, therefore, disclaim ownership of Money Line Capital’s stockholdings, including our common stock.
(6)	Includes 1,130,000 shares not owned by Money Line Capital, but controlled by irrevocable proxy.

The issuer is not aware of any person who owns of record, or is known to own beneficially, ten percent or more of the outstanding securities of any class of the issuer, other than as set forth above.  There are no classes of stock other than common stock issued or outstanding.

Change of Control Transaction

On June 30, 2010, we entered into a binding letter of intent (“LOI”) with Money Line Capital, Inc. (“MLCI”), our largest shareholder.  Under the LOI the parties agree to complete a transaction whereby all the MLCI shareholders will exchange their shares of MLCI stock for shares of our stock.  No cash will be exchanged in this transaction.  The parties had agreed to negotiate in good faith to close the transaction on or before January 29, 2010, however due to the downturn in the economy, MLCI’s inability to complete the required audits, and the desire of our Board of Directors to get as favorable a valuation for our common stock as possible, the parties have put the merger transaction on hold indefinitely.  In order for us to finalize the transaction we must be current in our reporting obligations under the Securities and Exchange Act of 1934, as amended, and be publicly-traded at the time of the closing; and MLCI must have its financial statements (and its subsidiaries, as applicable) audited for the period ended June 30, 2012, as well as completing a valuation by a qualified third-party company.  We have re-evaluated the acquisition of MLCI as a whole and now plan to acquire certain subsidiaries of MLCI one at a time in order to reduce the costs associated with this transaction.

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

MLCI Demand Note.  we entered into a Demand Promissory Note dated March 25, 2009 (the “Note”), evidencing the terms under which MLCI will loan us up to $500,000 on an “as needed” basis for working capital purposes.  The Note accrues interest at a of 10% per annum.  Under the terms of the Note, MLCI is not obligated to loan us any money, but the Note sets forth the terms in the event MLCI elects to loan us money for working capital purposes.  Through June 30, 2011, MLCI loaned us $0 under this Note.  As of June 30, 2012 we had repaid all loan amounts in full and there was $0 outstanding.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Restated Fees

During the year ended June 30, 2012, Kabani & Company charged $120,000, in fees for professional services for the audit of our financial statements in our Form 10-K and review of financial statements included in our Form 10-Q’s, as applicable.  During the year ended June 30, 2011, Kabani & Company charged us $120,000 in fees for professional services for the audit and review of our financial statements.

Tax Fees

During the year ended June 30, 2012, Kabani & Company billed us $0 for professional services for tax preparation.   During the year ended June 30, 2011, Kabani & Company billed us $0 for professional services for tax preparation.

All Other Fees

During the year ended June 30, 2012, Kabani & Company did not bill us any amounts for any other fees.  During the year ended June 30, 2011, Kabani & Company did not bill us any amounts for any other fees.

Of the fees described above for the year ended June 30, 2012, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)           Financial Statements

The following financial statements are filed as part of this report:

(a)(2)      Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)      Exhibits

Refer to (b) below.

(b)           Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of M Line Holdings, Inc., a Nevada corporation, as amended

3.2 (5)	Certificate of Amendment of Articles of Incorporation

3.3 (1)	Bylaws of M Line Holdings, Inc., a Nevada corporation

10.1 (1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2 (1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.3 (1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4 (1)	Employment Agreement with Timothy D. Consalvi dated February 1, 2007

10.5 (1)	Employment Agreement with Joseph T.W. Gledhill dated February 5, 2007

10.6 (2)	Employment Agreement with Lawrence A. Consalvi dated February 5, 2007

10.7 (1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.8 (1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

10.9 (1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.10 (3)	Separation Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 26, 2008

10.11 (4)	Sales Agent Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 30, 2008

10.12 (4)	Loan Agreements with Pacific Western Bank dated September 20, 2008

10.13 (5)	Assignment of Promissory Note and Consent Thereto by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated March 24, 2009

10.14 (5)	M Line Holdings, Inc. Demand Note for up to $500,000 dated March 25, 2009

10.15 (6)	Letter of Intent by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated June 30, 2010

10.16 (8)	Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. dated April 26, 2010 (filed herewith)

10.17 (8)	Convertible Promissory Note with Asher Enterprises, Inc. dated May 25, 2010

10.18 (8)	Commercial Real Estate Lease with SG&H Partners, L.P. for Anaheim Property dated August 13, 2010

10.19 (8)	Business Loan Agreement with Pacific Western Bank dated June 7, 2010

10.20 (8)	Loan and Security Agreement and Note with Utica Leaseco, LLC (filed herewith)

10.21 (8)	Note and Stock Purchase Agreements with Spagus Capital Partners, LLC (filed herewith)

10.22	Addendum No. 2 dated September 30, 2011 to Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.23	Executive Employee Agreement with Barton Webb dated July 25, 2011

21 (7)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of George Colin (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jitu Banker (filed herewith).

32.1	Section 1350 Certification of George Colin (filed herewith).

32.2	Section 1350 Certification of Jitu Banker (filed herewith).

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

M Line Holdings, Inc.

Dated: October 15, 2012	/s/ George Colin
	By:	George Colin
Chief Executive Officer
and a Director

Dated: October 15, 2012	/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer
and a Director

Dated: October 15, 2012	/s/ Anthony Anish
	By:	Anthony Anish
Secretary and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 15, 2012	/s/ George Colin
	By:	George Colin
Chief Executive Officer
and a Director

Dated: October 15, 2012	/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer
and a Director

Dated: October 15, 2012	/s/ Anthony Anish
	By:	Anthony Anish
Secretary and a Director

