Form 10-K/A
period 2012-06-30
M LINE HOLDINGS INC
filed 2012-10-29
CIK 1072248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates: $588,030 as based on last reported sales price of such stock.  The voting stock held by non-affiliates on that date consisted of 29,401,515 shares of common stock.

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

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

Explanatory Note

The sole reason for this amendment on Form 10-K/A is for the submission of our XBRL data.

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

M Line Holdings, Inc.

Dated: October 29, 2012		/s/ George Colin
	By:	George Colin
Chief Executive Officer
and a Director

Dated: October 29, 2012		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer
and a Director

Dated: October 29, 2012		/s/ Anthony Anish
	By:	Anthony Anish
Secretary and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 29, 2012		/s/ George Colin
	By:	George Colin
Chief Executive Officer
and a Director

Dated: October 29, 2012		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer
and a Director

Dated: October 29, 2012		/s/ Anthony Anish
	By:	Anthony Anish
Secretary and a Director