Form 10-Q
period 2012-09-30
M LINE HOLDINGS INC
filed 2012-11-19
CIK 1072248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 16, 2012, there were 56,846,145 shares of common stock, par value $0.001, issued and outstanding.

M LINE HOLDINGS, INC.

PART I-FINANCIAL INFORMATION

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30	As of June 30
	2012	2012

Current assets:
Cash and cash equivalents	$52,329	$5,212
Accounts receivable, net	536,028	794,317
Inventory, net	1,814,799	1,609,411
Due from related party	1,273,135	1,262,615
Total current assets	3,676,291	3,671,555

Property and equipment, net	517,733	543,050
Deposits and other	85,807	82,806
Total assets	$4,279,831	$4,297,411

Liabilities and shareholders' equity

Current liabilities:
Line of credit	$848,546	1,083,879
Accounts payable	1,086,869	996,861
Accrued expenses and other	1,478,673	1,314,065
Notes payable - current	614,059	597,261
Capital Leases - current	53,793	71,558
Litigation payable	193,859	116,541
Total Current Liabilities	4,275,799	4,180,165

Notes payable - long term	19,750	19,749
Deferred income taxes	16,710	16,710
Total liabilities	4,312,259	4,216,624

Commitments and contingencies	-	-

Shareholders' equity:
Common stock: $0.001 par, 100,000,000 shares authorized, 56,846,145and 46,871,145 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	56,846	46,871
Additional paid in capital	10,397,796	10,179,021
Related party receivable on issuance of shares	(94,000)	(94,000)
Accumulated deficit	(10,393,070)	(10,051,106)
Total shareholders' equity	(32,428)	80,786
Total liabilities and shareholders' equity	$4,279,831	$4,297,411

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,
	2012	2011
Net sales	$1,980,590	$2,409,893
Cost of sales	1,268,671	1,655,545
Gross profit	711,919	754,348

Operating expenses:
Selling, general and administrative	952,767	663,266
Amortization of intangible assets	-	18,188
Total operating expense	952,767	681,454
Operating profit (loss)	(240,848)	72,894

Other income (expense):
Interest expense	(99,090)	(48,564)
Interest income	-	12,598
Gain on debt settlement	-	85,184
Total other income (expense)	(99,090)	49,218
Income (loss) before income tax	(339,938)	122,112

Income tax	(2,026)	2,400

Net income (loss)	$(341,964)	$119,712

Net income (loss) per share:
Basic and dilutive income (loss) per share:	$(0.01)	$0.00
Weighted average number of common shares (basic and diluted)	48,341,797	44,282,258

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of potential dilutive securities is anti-dilutive.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(341,964)	$119,712
Reconciliation of net loss to net cash provided by operations:
Imputed interest	-	(12,598)
Bad debt expense	-	(65,947)
Depreciation	43,705	58,189
Amortization of intangible assets	-	18,189
Issuance of shares for services	228,750	368,750
Gain on debt settlement	-	(85,184)

Changes in operating assets and liabilities:
Accounts receivable	258,290	(219,502)
Inventory	(205,388)	(275,450)
Prepaid expenses and other assets	(3,001)	9,149
Due from related party	(10,520)	(121,078)
Accounts payable, accrued expenses and other	254,614	31,338
Litigation payable	77,318	-
Net cash provided by (used in) operating activities	301,804	(174,432)

Cash flows from investing activities:
Acquisition of property and equipment	(18,388)	-

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	(235,332)	(40,445)
Proceeds from notes payable	16,798	75,000
Payments on capital leases	(17,764)	(13,375)
Net cash provided by (used in) financing activities	(236,299)	21,180

Net increase (decrease) in cash and cash equivalent	47,117	(153,253)

Cash and cash equivalents at beginning of period	5,212	221,036
Cash and cash equivalents at end of period	$52,329	$67,783

Supplemental disclosure of cash flow information:
Cash paid for interest	$99,090	$48,564
Cash paid for income taxes	$-	$-

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Business

M. Line Holdings, Inc. (the “Company”) was incorporated in Nevada on September 24, 1997, under the name Gourmet Gifts, Inc. (“Gourmet Gifts”).

The Company and its subsidiaries are currently engaged in the following businesses, which also, represent its business segments:

☐	Acquiring, refurbishing and selling new and used CNC machine-tool equipment (Machine Sales segment).

☐	Manufacturing precision metal component parts for the defense, automotive, aerospace and medical industries through its Eran Engineering, Inc. (“Eran”) subsidiary (Precision Manufacturing segment).

2.	Accounting Policies

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of operations, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012 filed with the U.S. Securities and Exchange Commission (the “Commission”) on October 15, 2012.

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

In September 2011 the FASB issued guidance on compensation, retirement benefits on a multiemployer plan. This guidance relates to disclosures about an employer’s participation in a multi-employee plan. For public entities, effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented.

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

In December 2011 the FASB issued guidance on Property, Plant, and Equipment and the De-recognition of in Substance Real Estate—a Scope Clarification. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities.

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

3.	Inventories

Inventories consisted of the following:

	September 30, 2012	June 30, 2012
Finished Goods and Components	$1,023,816	$1,157,918
CNC Machines held for sale	218,395	116,000
Work in Progress	445,756	387,969
Raw Materials and Parts	126,832	5,632
	1,814,799	1,667,519
Less: Reserve for inventories	-	(58,108)
Inventories, net.	$1,814,799	$1,609,411

4.	Accrued Expenses

Accrued expenses consisted of the following:

Compensation and related benefits	$816,581	$993,077
Audit Fees	67,500	77,500
Other	594,592	243,488
	$1,478,673	$1,314,065

M LINE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of September 30, 2012 and June 30, 2012.

	September 30, 2012	June 30, 2012
	$53,793	$71,558
Total minimum lease payments	53,793	71,558
Less amount representing interest	-	0
Present value of future minimum lease payments	53,793	71,558
Less current portion of capital lease obligations	53,793	71,558
Capital Lease obligations, net of current portion	$-	$-

6.	Line of Credit

As of September 30, 2012 the Company owed Pacific Western Bank $274,927, plus accrued interest and legal costs.

We are in default of our obligations with Pacific Western Bank. However, subsequent to September 30, 2012, the company paid off, on October 18, 2012, in full the amount due to Pacific Western Bank, and as a result all outstanding legal disputes between the parties have been settled.

7.	Notes Payable

Notes payable consisted of the following at September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Notes payable to financial institutions, secured by the underlying equipment in aggregate monthly installments of $21,799 for January and February and $26,799 for March, April and May with the balance due in June 2012	$274,927	$253,129

An unsecured note payable to a corporation in respect of accounting software payable in monthly installments of $ 1,922.82. This note is now due and payable and is being negotiated with the company.	46,811	46,811

An unsecured note payable to a corporation in respect of machines sold to us payable in monthly installments of $5,000.00 per month. This agreement will expire in June 2012	12,070	17,070

Two unsecured notes payable in the sum of $150,000.00, each, to a financial institution in full in November 2011 and March 31, 2012. The company is currently in default and has negotiated to pay the notes in monthly installments of $20,000 commencing November 2012.	300,000	300,000

TOTAL	633,808	617,010
Less Current Portion	614,058	597,261
Long Term Portion	$19,750	$19,749

Interest expense on notes payable and capital leases for the period ended September 30, 2012 and September 30, 2011 were $99,090 and $48,564.

M LINE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Commitments

Our estimated future lease payments for the next five years are as follows:

2012	614,058	597,261
2013	19,750	19,749
2014	-	-
2015	-	-
Thereafter	-	-
	633,808	617,010

Future rent under lease agreements for the next five years are as follows:

2012	$438,217
2013	451,361
2014	464,900
2015	478,848
Thereafter	493,221
$2,326,547

9.	Contingencies & Litigation Payable

Litigation Payable

Litigation payable consisted of the following at September 30, 2012:

An unsecured note payable to a corporation in settlement of a lawsuit payable in full by December 31, 2011	48,316

An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly payments of $5,000.	60,000

An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly installments of $1,000	8,225

Unsecured notes payable to various parties in settlement of lawsuits payable in full.	77,318

TOTAL	193,859

M LINE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Litigation:

1.	James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08.

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

The abstract of Judgment and Writ were issued August 17, 2012.

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

Management has informed us that MLH has entered into a revised settlement agreement in the total amount of $105,000 with $70,000 being paid out of proceeds of an anticipated new loan and the balance being paid at the rate of $5,000 per month commencing December 15, 2012 reducing by $10,000 if paid in full by December 15, 2012.

We do not have sufficient information to render an opinion as to the potential outcome of this matter beyond the above information, nor any potential financial impact on the company resulting from the judgment or settlement.

4.	Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los AngelesCalifornia, Case No. BC415693.

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

To our knowledge, MLH has not made payments that are due under the settlement agreement. Judgment was entered on June 16, 2011 and a Writ was issued on February 24, 2012.

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

It is our understanding that the first three payments have been made but MLH is currently in default of its payments. Management has informed us that Plaintiff is in communication with MLH to work out an arrangement.

We do not have sufficient information to render an opinion as to the potential outcome of this matter or any potential financial impact on the company.

7.	Pacific Western Bank v. M Line Holdings, Inc. Los Angeles County Superior Court Case No BC448012. The case was filed as a cross-complaint on 11/12/2010.

The Cross-complaint alleges causes of action basically for breach of written agreement and related claims. Defendant failed to repay a credit line when it became due and is also claiming that defendant must repay two equipment loans even though these loans are current due to the terms of the credit line agreement. Cross-complaint is seeking damages of $300,616.

On July 12, 2012 a Writ was issued and on September 24, 2012 an Abstract of Judgment was issued. Pacific Western Bank was paid in full in October and the satisfaction of judgment has been filed.

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

This matter has been settled and the case is being dismissed.

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

M LINE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Joe Gledhill v. M Line Holdings, Inc., et. al.- Orange County Superior Court Case No. 30-2011-00506723

Joseph Gledhill, a former officer and director of the company and its subsidiary Eran Engineering has filed suit case seeking indemnity of the Pacific Western claim and various other causes of action. Management has decided to vigorously defend these claims and believes Mr. Gledhill’s suit has no merit. Trial has been set for April 8, 2013.

This case is being dismissed.

11. M Line Holdings, Inc., v. Timothy Consalvi, et. al.- Orange County Superior Court Case No. 30- 201100493329

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

This case has been dismissed.

12. All Direct Travel Services, Inc. Vs Jitu Banker, M Line holdings, Inc., Airworks International, Inc., case number 30-2011-00472824-CL-CO-CJC

It has been settled as to Jitu and M Line for $2,000 payable on 25 February. We do not yet have sufficient information to render an opinion on potential outcome of this matter or the financial impact on the company.

Default Judgment entered on January 6, 2012.

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

11.	Income Taxes

Our effective tax rates were approximately 1% for the three months ended September 30, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to differences between financial and income tax basis amounts and the fact that we currently record a valuation allowance against our deferred tax assets.

M LINE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	Common Stock

Common Stock

The Company’s articles of incorporation authorize up to 100,000,000 shares of $0.001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine. The Company had no shares of preferred stock issued and outstanding as of September 30, 2012 or June 30, 2012.

During three months ended September 30, 2012, the Company issued the following shares of common stock:

7,975,000 shares of the company’s common stock to our investor relations and other consultants in payment of services to the company. The company valued the shares at the market price on the issuance date in the sum of $168,750.

2,000,000 shares of the company’s common stock in lieu of salaries due on behalf of related parties. These shares were valued at $60,000, being the market price on the issuance date.

Non-Qualified Stock Option Plan

In November 2006, the Board of Directors approved a Non-Qualified Stock Option Plan for key managers, which, among other provisions, provides for the granting of options by the board at strike prices at or exceeding market value, and expiration periods of up to ten years. No stock options have been granted under this plan.

13.	Related Party Transactions

The related party transactions during the three months period ended September 30, 2012 were as follows:

Advances to an employee of the company and debt repayment $10,520

14.	Segments and Geographic Information

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

Segment Information for the three month period ended September 30, 2012	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$902,067	$1,078,523	$-	$1,980,590
Interest Income	-	-	-	-
Interest Expense	17,151	71,814	10,125	99,090
Depreciation and Amortization	750	39,712	3,242	43,704
Income (loss) before taxes	(113,832)	261	(228,393)	(341,964)
Total Assets	333,395	2,715,073	1,231,363	4,279,831
Capital Expenditure	$-	$-	$-	$-

Segment Information for the three month period ended September 30, 2011	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$993,270	$1,416,623	$-	$2,409,893
Interest Income	-	-	12,598	12,598
Interest Expense	-	37,188	11,376	48,564
Depreciation and Amortization	18,938	51,084	6,355	76,377
Income (loss) before taxes	(205,532)	294,561	33,083	122,112
Total Assets	473,082	2,812,183	985,975	4,271,240
Capital Expenditure	$-	$61,674	$-	$61,674

M LINE HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	Going Concern and Management Plans

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $10,393,070 as of September 30, 2012 and a net loss of $341,964 for the three month period ended September 30, 2011.

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

The Company has taken significant steps to resolve these issues.  The Company has pursued various sources of asset based lending in order to relieve its cash flow deficiencies.

16.	Subsequent Events

In October 2012, the company refinanced Eran Engineering’s equipment with Utica LeaseCo., L.L.C. resulting in the repayment of the company’s debt to Pacific Western Bank and other obligations. This refinance has resulted in long term debt replacing short term debt. Additional working capital resulted from this agreement.

The company is currently in negotiations for further lines of credit with institutional and private investors, details of which will be made available once they have closed.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of M Line Holdings, Inc. (formerly known as Gateway International Holdings, Inc., and referred to herein as “MLH”, “we,” “us” or “Company”) for the three months ended September 30, 2012, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

The company added and upgraded its manufacturing base from mainly aircraft interiors to a combination which includes aircraft structures. The company - incurred considerable startup costs relating to the development and staff training, downtime in manufacturing and other costs, including newer materials, such as titanium, hard steels, etc. and overhead.

Management entered into agreements with Engineering services companies, in Canada and in India, upgrades in its software and new software, such as Catia. Our commitment to excellence and the new direction to make it an “Aerospace” company has helped us develop and solidify contact with Rohr, Inc., and its subsidiary Goodrich Aerostructures. We had, but did overcome the considerable problems with production, due staff knowledge limitation, additional training, engineering staff contracts, etc.

All costs relating to this development has been expensed under Research and Development costs in our financial statements for the fiscal year ended June 30, 2012.

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

The primary components sold by our Precision Manufacturing segment during the quarters ended September 30, 2012 and, 2011, were parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft. Although the market for in-flight entertainment systems has improved and is expected to continue to improve over the next two to three years business is still inconsistent and this may affect our business over the next several months. In addition, if there is a decrease in work this may have an impact with the Machine Tools Group, as many of our customers that buy machines from us do business with airline manufacturers.

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

Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011.

	For the three month period ended September 30, 2012	For the three month period ended September 30, 2011
	2012	2011	Change

Sales by segment:
Machine Sales	$902,067	$993,270	(91,203)
Precision Engineering	1,078,523	1,416,623	(338,100)
	1,980,590	2,409,893	(429,303)

Gross Profit by segment:
Machine Sales	165,890	81,509	84,381
Precision Engineering	546,029	672,839	(126,810)
	711,919	754,348	(42,429)

Sales

Sales in the fiscal 2013 period decreased 18% compared to the comparable period in fiscal 2012.

The change is attributable to a decrease in sales in the Machine Sales and Precision Manufacturing Group.  Sales decreased by 9% in the Machine Sales Group and a decrease of 24% in the Precision Manufacturing Group.

The machine sales group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that affect the price that equipment can be sold for. The average sale price of the 16 pieces of equipment sold in the three months ended September 30, 2012 was $50,041 compared to the comparable period in fiscal 2012 of 14 pieces of equipment sold at an average sale price of $60,007. In addition service work for the three months ended September 30, 2012 was $11,090 compared to the comparable period in fiscal 2012 of $153,070.

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

The decrease in sales in the Precision Manufacturing Group is the result of a decrease of $508,044 in sales of precision metal component parts from our major customer, Panasonic Avionics in the three months ended September 30, 2012, to $451,464 from $959,508 in fiscal 2012. New customer sales resulted in an increase of $80,859 during the three months ended September 30, 2012 as compared to $0 for new customers in the comparable period in fiscal 2012.

Our precision manufacturing group has approached a new major customer. We have upgraded our manufacturing operations from primarily interiors work to a combination of interior and structures and therefore are able to quote for work with manor new customers. We have manufactured parts for the aircraft structure segment and are hopeful that this move will help us obtain new customers and thus contribute to an increase in sales and profitability of the Precision Manufacturing Group. The addition of this and other new customers should result in a positive effect on the future results of the Company.

We anticipate that as a result of an increase in activity in the aerospace industry, we will continue to grow the revenues of both the Machine Tool Group and the Precision Manufacturing Group.

Gross Margin

Gross profit decreased by 6% in fiscal period ended September 30, 2012 compared to the comparable period in fiscal 2012. The gross profit for the Machine Sales Group increased by 104% due to an increase in margins as a result of lower prices paid for product and freight costs. The decrease within the Precision Manufacturing Group of 19% resulted from lower sales as a result of a weakness in the scheduling of work in the factory. Management has recognized this weakness and is taking steps to correct the relevant weakness in the production area.

Selling, General & Administrative

Selling, general and administrative costs increased by $289,501 to $952,767 for the fiscal period ended September 30, 2012 compared to $663,266 for the three months ended September 30, 2011. The change is due primarily to incurring approximately $194,000 in costs in the current quarter for consulting and financing fees for investor relations, public relations and loan fees.

Amortization of Intangible Assets

Amortization expense for intangible assets for the three months ended September 30, 2012 was $0 compared to $18,188 in the comparable period in fiscal 2012. There was no charge for amortization for the three months ended September 30, 2012 as the intangible asset had been fully amortized.

Interest Expense

Interest expense increased by $50,526 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The change is attributable to a higher usage of our credit line for accounts receivable finance and interest payable on a new inventory line of credit.

Gain on Debt Settlement

During the three month period ended September 30, 2012, the gain on debt settlements was $0 compared to $85,184 during the three month period ended September 30, 2011.The company negotiated various settlements of debts due by the Company, which resulted in a net gain in the sum of $85,184 for the three month period ended September 30, 2011.

Interest Income

During the fiscal 2013 period, there was no interest income compared to the comparable fiscal period in 2012 of $12,598.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including Main Credit, our accounts receivable lender. As of September 30, 2012, our working capital (current assets less current liabilities) totaled $373,898 compared to $(575,543) as of September 30, 2011, an increase of $949,441.

Main Credit provides a $750,000 accounts receivable line of credit with advances up to 80% of the outstanding receivables of Eran Engineering, Inc.  This finance bears loan interest at the lender's rate at 2% per month with the loan being paid on a revolving basis when our customers make their payments against their outstanding receivable balances.

The total of repayments during the three month period was $1,240,697and represented payments received from customers of Eran Engineering, Inc. Borrowings totaled $1,005,364for this period and represented cash borrowed from Main Credit on our line of credit with them including interest costs.

In addition, Main Credit has provided a line of credit in the sum of $250,000 against inventory. This finance bears loan interest at lender’s rate at 2% per month.

Cash Flows

The following table sets forth our cash flows for the three month periods ended September 30:

Provided by (used in)	2012	2011	Change

Operating activities	301,806	(174,432)	476,238
Investing activities	(18,388)	-	(18,388)
Financing activities	(236,299)	21,180	(257,479)
	47,119	(153,252)	200,371

Operating Activities

Operating cash flows during the 2013 and 2012 fiscal periods reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the period ended September 30, 2012, non-cash expenses included in our net income and in operating activities totaled $(69,509) compared to $401,111 in the 2012 fiscal period.

The increase (decrease) in operating assets and liabilities for the fiscal 2013 and 2012 periods were $371,314 and $(575,543), respectively. During the 2012 period, the increase was primarily attributable to an increase in accounts payable and accrued expenses and in litigation payable.

Investing Activities

We made capital expenditures of $(18,388) and $0 during the first three months of the fiscal 2013 and 2012 periods, respectively.

Financing Activities

During the three months of the fiscal 2013 and 2012 periods, our borrowings increased by (net of repayments) $236,299 and reduced our borrowings (net of repayments) by $21,180, respectively.

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

ITEM 4.                Controls and Procedures.

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in this Item 4T.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of September 30, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the consolidated financial statement included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

The abstract of Judgment and Writ were issued August 17, 2012.

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

Management has informed us that MLH has entered into a revised settlement agreement in the total amount of $105,000 with $70,000 being paid out of proceeds of an anticipated new loan and the balance being paid at the rate of $5,000 per month commencing December 15, 2012 reducing by $10,000 if paid in full by December 15, 2012.

We do not have sufficient information to render an opinion as to the potential outcome of this matter beyond the above information, nor any potential financial impact on the company resulting from the judgment or settlement.

4. Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles California, Case No. BC415693.

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

To our knowledge, MLH has not made payments that are due under the settlement agreement. Judgment was entered on June 16, 2011 and a Writ was issued on February 24, 2012.

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

It is our understanding that the first three payments have been made but MLH is currently in default of its payments. Management has informed us that Plaintiff is in communication with MLH to work out an arrangement.

We do not have sufficient information to render an opinion as to the potential outcome of this matter or any potential financial impact on the company.

7. Pacific Western Bank v. M Line Holdings, Inc. Los Angeles County Superior Court Case No BC448012. The case was filed as a cross-complaint on 11/12/2010.

The Cross-complaint alleges causes of action basically for breach of written agreement and related claims. Defendant failed to repay a credit line when it became due and is also claiming that defendant must repay two equipment loans even though these loans are current due to the terms of the credit line agreement. Cross-complaint is seeking damages of $300,616.

On July 12, 2012 a Writ was issued and on September 24, 2012 an Abstract of Judgment was issued. Pacific Western Bank was paid in full in October and the satisfaction of judgment has been filed.

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

This matter has been settled and the case is being dismissed.

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

10. Joe Gledhill v. M Line Holdings, Inc., et. al.- Orange County Superior Court Case No. 30-2011-00506723

Joseph Gledhill, a former officer and director of the company and its subsidiary Eran Engineering has filed suit within the Pacific Western case seeking indemnity of the Pacific Western claim and various other causes of action. Management has decided to vigorously defend these claims and believes Mr. Gledhill’s suit has no merit. Trial has been set for April 8, 2013.

This case is being dismissed.

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

This case has been dismissed.

12. All Direct Travel Services, Inc. Vs Jitu Banker, M Line holdings, Inc., Airworks International, Inc., case number 30-2011-00472824-CL-CO-CJC

It has been settled as to Jitu and M Line for $2,000 payable on 25 February. We do not yet have sufficient information to render an opinion on potential outcome of this matter or the financial impact on the company.

Default Judgment entered on January 6, 2012.

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

As a smaller reporting company we are not required to provide the information required by this Item.  However, we did include risk factors in our Annual Report on Form 10-K for the year ended June 30, 2012, as filed with the Commission on October 15, 2011.

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

On July 6, 2012, we issued 1,000,000 shares to Anthony Anish, one of our officers and directors, in exchange for compensation equal to $30,000.The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mr. Anish is a sophisticated investor and familiar with our operations.

On July 6, 2012, we issued 1,000,000 shares to Jitu Banker, one of our officers and directors, in exchange for compensation equal to $30,000.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mr. Banker is a sophisticated investor and familiar with our operations.

On July 6, 20112 we issued 3,300,000 shares to a four unrelated parties for various legal, financial and investor relations services rendered, which was valued at $99,000.  The shares were restricted in accordance with Rule 144.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors are sophisticated investors and familiar with our operations.

On August 14 and 21, 2012, we issued 4,675,000 shares to five unrelated parties for various legal, financial and investor relation services rendered, which was valued at $69,750. The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mass Media 77, Inc. is a sophisticated investor and familiar with our operations.

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

ITEM 6.                Exhibits.

(a)           Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of M Line Holdings, Inc., a Nevada corporation, as amended

3.2 (5)	Certificate of Amendment of Articles of Incorporation

3.3 (1)	Bylaws of M Line Holdings, Inc., a Nevada corporation

10.1 (1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2 (1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.3 (1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4 (1)	Employment Agreement with Timothy D. Consalvi dated February 1, 2007

10.5 (1)	Employment Agreement with Joseph T.W. Gledhill dated February 5, 2007

10.6 (2)	Employment Agreement with Lawrence A. Consalvi dated February 5, 2007

10.7 (1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.8 (1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

10.9 (1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.10 (3)	Separation Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 26, 2008

10.11 (4)	Sales Agent Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 30, 2008

10.12 (4)	Loan Agreements with Pacific Western Bank dated September 20, 2008

10.13 (5)	Assignment of Promissory Note and Consent Thereto by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated March 24, 2009
10.14 (5)	M Line Holdings, Inc. Demand Note for up to $500,000 dated March 25, 2009

10.15 (6)	Letter of Intent by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated June 30, 2010

10.16 (8)	Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. dated April 26, 2010

10.17 (8)	Convertible Promissory Note with Asher Enterprises, Inc. dated May 25, 2010

10.18 (8)	Commercial Real Estate Lease with SG&H Partners, L.P. for Anaheim Property dated August 13, 2010

10.19 (8)	Business Loan Agreement with Pacific Western Bank dated June 7, 2010

10.20 (10)	Loan and security Agreement and Note with Utica leaseco, LLC

10.21 (10)	Note and Stock Purchase Agreements with Spagus Capital Partners, LLC

10.22	Addendum No. 2 dated September 30, 2011 to Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.23 (9)	Executive Employee Agreement with Barton Webb dated July 25, 2011

10.24	Executive Employee Agreement with Anthony L. Anish dated July 1, 2011

10.25	Executive Employee Agreement with Jitu Banker dated July 1, 2011

21 (7)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of George Colin (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jitu Banker (filed herewith).

32.1	Section 1350 Certification of George Colin (filed herewith).

32.2	Section 1350 Certification of Jitu Banker (filed herewith).

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

(10) Incorporated by reference from our Annual Report on Form 10-K for the period ended June 30, 2012, as filed with the Commission on October 15, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M Line Holdings, Inc.

Dated: November 16, 2012		/s/ George Colin
	By:	George Colin
President, Chief Executive
Officer and a Director

Dated: November 16, 2012		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer,
and a Director

