Form 10-Q
period 2012-12-31
M LINE HOLDINGS INC
filed 2013-02-19
CIK 1072248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☒.

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 18, 2013, there were 60,196,145 shares of common stock, par value $0.001, issued and outstanding.

M LINE HOLDINGS, INC.

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PART 1-FINANCIAL INFORMATION

Reference in this document to “us”,”we” or the “Company” refer to M LINE HOLDINGS, INC. and our subsidiaries E.M. Tool Company, Inc. and Eran Engineering, Inc.

Item 1.                Financial Statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of December 31,	As of June 30,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$160,605	$5,212
Accounts receivable, net	436,692	794,317
Inventory, net	1,710,308	1,609,411
Due from related party	1,279,239	1,262,615
Prepaid expenses and other current assets	942	-
Total current assets	3,587,786	3,671,555

Property and equipment, net	502,513	543,050
Deposits and other	109,621	82,806
Total assets	$4,199,920	$4,297,411

Liabilities and shareholders' equity
Current liabilities:
Line of credit	$749,144	1,083,879
Accounts payable	1,261,995	996,861
Accrued expenses and other	1,435,395	1,314,065
Notes payable - current	494,919	597,261
Capital Leases - current	33,648	71,559
Litigation payable	185,634	116,541
Total Current Liabilities	4,160,734	4,180,166

Notes payable - long term	380,797	19,749
Deferred income taxes	16,711	16,710
Total liabilities	4,558,242	4,216,625

Commitments and contingencies	-	-

Shareholders' equity
Common stock: $0.001 par, 100,000,000 shares authorized, 60,196,145 and 46,871,145 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	60,199	46,871
Additional paid in capital	10,467,696	10,179,021
Related party receivable on issuance of shares	(94,000)	(94,000)
Accumulated deficit	(10,792,217)	(10,051,106)
Total shareholders' equity/(deficit)	(358,322)	80,786
Total liabilities and shareholders' equity	$4,199,920	$4,297,411

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011

Net sales	$2,440,883	$2,795,591	$4,421,473	$5,205,484
Cost of sales	1,853,075	1,950,183	3,121,746	3,605,728
Gross profit	587,808	845,408	1,299,727	1,599,756
	0	0
Operating expenses:
Selling, general and administrative	895,497	647,820	1,848,264	1,311,086
Amortization of intangible assets	-	13,764	-	31,952
Total operating expense	895,497	661,584	1,848,264	1,343,038

Operating profit (loss)	(307,689)	183,824	(548,537)	256,718

Other income (expense):
Interest expense	(92,375)	(45,836)	(191,465)	(94,400)
Interest income	-	16,553	-	29,151
Gain (loss) on debt settlement	-	-	-	85,184
Loss on sale of assets	-	(2,507)	-	(2,507)
Total other income (expense)	(92,375)	(31,790)	(191,465)	17,428
Income (loss) before income tax	(400,064)	152,034	(740,002)	274,146

Income tax	(61)	-	(2,087)	(2,400)
Net income (loss)	$(400,125)	$152,034	$(742,089)	$271,746

Net income (loss) per share:
Basic and dilutive income (loss) per share:	$(0.01)	$0.00	$(0.01)	$0.01
Weighted average number of common shares (basic and diluted) *	57,731,879	46,608,345	56,325,357	48,934,432

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of potential dilutive securities is anti-dilutive.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six months ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(742,089)	$271,746
Reconciliation of net loss to net cash provided by operations:
Imputed interest	-	(29,151)
Bad debt expense	-	(65,947)
Depreciation	94,187	116,379
Amortization of intangible assets	-	31,952
Issuance of shares for services	172,000	368,750
Gain on debt settlement	-	(85,184)
Reserve for inventories	-	50,099
Change in derivative liabilities	-	-
Changes in operating assets and liabilities:
Accounts receivable	357,625	355,439
Inventory	(100,897)	(781,991)
Prepaid expenses and other assets	(27,757)	11,994
Due from related party	(16,624)	(371,887)
Accounts payable, accrued expenses and other	517,446	314,963
Litigation payable	69,093	(283,721)
Deferred rent	-	-
Cash provided by operating activities	322,984	(96,559)
Cash used in operating activities of discontinued operations	-	-
Net cash provided by/(used in) operating activities	322,984	(96,559)

Cash flows from investing activities:
Acquisition of property and equipment	(53,651)	-

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	(334,735)	(6,663)
Proceeds from notes payable	519,835	75,000
Payments to notes payable	(261,129)	-
Payments on capital leases	(37,911)	(79,277)
Net cash used in financing activities	(113,940)	(10,940)

Net increase (decrease) in cash and cash equivalent	155,393	(107,499)

Cash and cash equivalents at beginning of period	5,212	221,036
Cash and cash equivalents at end of period	$160,605	$113,537

Supplemental disclosure of cash flow information:
Cash paid for interest	$191,465	$94,400
Cash paid for income taxes	$-	$-

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Business

M. Line Holdings, Inc. (the “Company”) was incorporated in Nevada on September 24, 1997, under the name Gourmet Gifts, Inc. (“Gourmet Gifts”). On January 28, 2002, the Company’s name was changed to Gateway International Holdings, Inc. and on February 19, 2009, the Company changed its name to its current name.

The Company and its subsidiaries currently are engaged in the following businesses, which also, represent its business segments:

•	Acquiring, refurbishing and selling new and used CNC machine-tool equipment (Machine Sales Group).
•	Manufacturing precision metal component parts for the defense, automotive, aerospace and medical industries through its Eran Engineering, Inc. (“Eran”) subsidiary (Precision Manufacturing Group).

2.	Accounting Policies

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

Principles of Consolidation

The financial statements include the accounts of M Line Holdings, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued a deferral of certain portions of this guidance.

In September 2011 the FASB issued guidance on intangibles, goodwill and others and the testing of goodwill for impairment. Effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

3.	Inventories

Inventories consisted of the following:

	December 31, 2012	June 30, 2012
Finished Goods and Components	$1,003,162	$1,157,918
CNC Machines held for sale	115,000	116,000
Work in Progress	509,738	387,969
Raw Materials and Parts	82,408	5,632
	1,710,308	1,667,519
Less: Reserve for inventories	-	(58,108)
Inventories, net.	$1,710,308	$1,609,411

4.	Accrued Expenses

	December 31, 2012	June 30, 2012
Compensation and related benefits	$1,044,658	$993,077
Audit Fees	20,000	77,500
Other	370,737	243,488
	$1,435,395	$1,314,065

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of December 31, 2012 and June 30, 2012.

	December 31, 2012	June 30, 2012
2012	$33,648	$71,558
2013	-	-
2014	-	-
2015	-	-
2016	-	-
Total minimum lease payments	33,648	71,558
Less amount representing interest	-	-
Present value of future minimum lease payments	33,648	71,558
Less current portion of capital lease obligations	33,648	71,558
Capital Lease obligations, net of current portion	$-	$-

6.	Line of Credit

As of December 31, 2012, the Company owed Pacific Western Bank $0. On October 18, 2012 The Company paid off the amount due to Pacific Western Bank in full, and as a result all outstanding legal disputes between the parties were settled.

7.	Notes Payable

Notes payable consisted of the following at December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Notes payable to a financial institution, secured by the underlying equipment in aggregate monthly installments of varying amounts, on a reducing balance method, with the balance due in October 2016.	$484,834	$253,129

An unsecured note payable to a corporation in respect of accounting software payable in monthly installments of $ 1,922.82. This note is now due and payable and is being negotiated with the Company.	46,812	46,811

An unsecured note payable to a corporation in respect of machines sold to us payable in monthly installments of $5,000.00 per month. . This agreement will expire in June 2012	9,070	17,070

Two unsecured notes payable in the sum of $150,000.00, each, to a financial institution in full in November 2011 and March 31, 2012. The Company is currently in default and has negotiated to pay the notes in monthly installments commencing February 2013.	300,000	300,000

A note payable to an individual for the sale of a machine in monthly installments of $5,000 each.	35,000	-

TOTAL	875,716	617,010
Less Current Portion	494,919	597,261
Long Term Portion	$380,797	$19,749

2013	494,919	597,261
2014	143,538	19,749
2015	123,788	-
2016	113,471	-
Thereafter	-	-
	875,716	617,010

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Interest expense on notes payable and capital leases for the six months ended December 31, 2012 and December 31, 2011 were $191,465 and $94,400 respectively.

8.	Commitments

Future rent under lease agreements for the next five years are as follows:

2012	$438,217
2013	451,361
2014	464,900
2015	478,848
Thereafter	493,221
$2,326,547

9.	Contingencies & Litigation Payable

An unsecured note payable to a corporation in settlement of a lawsuit payable in full by December 31, 2012	48,316

An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly payments of $5,000.	60,000

The settlement of a lawsuit by a former officer and director of the company, payable in monthly payments of $5,000, which is unpaid at December 31, 2012.	40,000

An unsecured note payable to a corporation in settlement of a lawsuit which is unpaid at December 31, 2012	37,318

TOTAL	185,634

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Litigation:

1.	James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08.

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

No provision has been made in the December 31, 2012 financial statements as the Company assessed the litigation has no merit and the likelihood of any liability is extremely low.

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

Abstract of Judgment and Writ were issued August 17, 2012.

No provision has been made in the December 31, 2012 as the Company does not believe the liability is specific to the current subsidiaries of the Company.

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

In a hearing in the Superior Court of California Hwacheon filed an alter ego case against Eran Engineering, Inc., Elite Machine Too and M Line Holdings, Inc. The judge granted the summary judgment against all three defendants in the amount of $403,860.91 including interest through February 8, 2011. Post judgment proceedings were initiated by Hwacheon. MLH and Eran Engineering filed an appeal which was dismissed pursuant to settlement.

MLH has entered into a revised settlement agreement in the total amount of $105,000 with $70,000 being paid out of proceeds of an anticipated new loan and the balance being paid at the rate of $5,000 per month commencing December 15, 2012 reducing by $10,000 if paid in full by December 15, 2012.

Payments due under this settlement agreement have not been made as stipulated and management plans to renegotiate a final pay-off in March.

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

A settlement agreement in the amount of $60,000 was executed on May 31, 2011.

To date, MLH has not made payments that are due under the settlement agreement. Judgment was entered on June 16, 2011 and a Writ was issued on February 24, 2012.

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

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock.

MLH is currently in default of its payment obligations under the settlement. Plaintiff is currently seeking to obtain a judgment as a result of the breach of the settlement agreement.

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

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 12, 2012 a Writ was issued and on September 24, 2012 an Abstract of Judgment was issued. Subsequently, MLH has paid the bank and the case has been concluded.

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

This case has been settled and the court docket shows that this case was dismissed in October of 2012.

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

Recently a settlement of $50,000 has been reached in this case, requiring payments commencing on March 11, 2011 for ten months. The first two month’s payment have been made however the Company is currently in default of the terms of this settlement agreement. Mr. Consalvi has filed his stipulated judgment on March 5, 2012. Abstract of judgment and Writ were issued on March 13, 2012..

To date there has been no further action on this case and the Company plans to resolve this matter as soon as possible.

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

This case has now been dismissed.

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

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

This case Has been dismissed with prejudice.

122.	All Direct Travel Services, Inc. Vs Jitu Banker, M Line holdings, Inc., Airworks International, Inc., case number 30-2011-00472824-CL-CO-CJC

It has been settled as to Jitu and M Line for $2,000 payable on 25 February. We do not yet have sufficient information to render an opinion on potential outcome of this matter or the financial impact on the company.

Default Judgment entered on January 6, 2012.

11.	Income Taxes

Our effective tax rates were approximately 1% for the three months ended December 31, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to differences between financial and income tax basis amounts and the fact that we currently record a valuation allowance against our deferred tax assets.

12.	Common Stock

Common Stock

The Company’s articles of incorporation authorize 100,000,000 shares of common stock $0.001 par value per share. The Company’s articles of incorporation also authorize 10,000,000 shares of preferred stock $0.001 per share. Shares of preferred may be issued in one or more series and designations as may be authorized by the Board of Directors from time to time. The Company had no shares of preferred stock issued and outstanding as of December 31, 2012.

During the six months ended December 31, 2012, the Company issued the following shares of common stock:

The Company issued 7,825,000 shares of the Company's common stock to our investor relations and other consultants in payment of services to the Company. The Company valued the shares at the market price on the issuance date in the sum of $172,000.

The Company issued 5,500,000 shares of the Company's common stock in lieu of salaries due on behalf of related parties. These shares were valued at $130,000 being the market price on the issuance date.

13.	Related Party Transactions

As of December 31, 2012 and 2011 we had an amount due from a related party, a shareholder of the Company, in the amount of $1,279,239 and $1,262,615 respectively which is expected to be repaid to the Company within the next fiscal year. The Company advanced funds and paid various general expenses incurred by the related party during the course of business. These amounts are fully secured by the related party's assets. Interest was imputed at 6% per annum.

	December 31, 2012	June 30, 2012

Due from related party	$1,279,239	$1,262,615

14.	Segments and Geographic Information

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

Segment Information for the three month period ended December 31, 2012	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$1,557,598	$883,285	$-	$2,440,883
Interest Income	-	-	-	0
Interest Expense	-	60,789	31,586	92,375
Depreciation and Amortization	750	42,172	545	43,467
Income (loss) before taxes	51,706	(387,777)	(63,994)	(400,064)
Total Assets	409,214	2,543,267	1,247,439	4,199,920
Capital Expenditure	$-	$-	$-	$-

Segment Information for the three month period ended December 31, 2011	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$1,867,885	$927,706	$-	$2,795,591
Interest Income	-	-	16,553	16,553
Interest Expense	4,482	37,488	3,866	45,836
Depreciation and Amortization	14,514	51,084	6,355	71,953
Income (loss) before taxes	118,410	(102,463)	136,087	152,034
Total Assets	262,854	2,954,163	1,207,095	4,424,112
Capital Expenditure	$-	$-	$-	$-

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Segment Information for the six month period ended December 31, 2012	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$2,459,665	$1,961,808	$-	$4,421,473
Interest Income	-	-	-	0
Interest Expense	17,151	132,603	41,711	191,465
Depreciation and Amortization	1,500	91,699	988	94,187
Income (loss) before taxes	(62,128)	(388,288)	(289,585)	(740,002)
Total Assets	409,214	2,543,267	1,247,439	4,199,920
Capital Expenditure	$-	$-	$-	$-

Segment Information for the six month period ended December 31, 2011	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$2,861,155	$2,344,329	$-	$5,205,484
Interest Income	-	-	29,151	29,151
Interest Expense	4,482	74,676	15,242	94,400
Depreciation and Amortization	33,452	102,168	12,711	148,331
Income (loss) before taxes	(87,922)	191,298	168,370	271,146
Total Assets	262,854	2,954,163	1,207,095	4,424,112
Capital Expenditure	$-	$-	$-	$-

15.	Going concern and Management Plans

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $10,792,217 as of December 31, 2012 and a net loss of $742,089 for the six month period ended December 31, 2012.

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

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of M Line Holdings, Inc (referred to herein as “we,” or the “Company”) for the three month period ended December 31, 2012, contains forward-looking statements, principally in this Section and n the section herein entitled “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be accomplished.

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

Overview

Our business consists of two segments, our Machine Sales Group and our Precision Manufacturing Group.

Our Machine Sales Group is in the business of acquiring and selling computer numerically controlled (“CNC”) machines, and related tools, to manufacturing customers. We specialize in the purchase, refurbishment and sales of used CNC machines. We also serve as a manufacturer sales representative firm selling new CNC machines that we purchase from third party manufacturers into certain geographic territories.

Our Precision Manufacturing Group is a manufacturer of precision components used in equipment and machinery in the commercial aviation, medical, defense and other industries. Sales within this segment are highly concentrated with one customer, Panasonic Avionics Corporation (“Panasonic”). The loss of all or a substantial portion of sales to this customer would cause us to lose a substantial portion of our sales within this segment and on a consolidated basis, and would have a corresponding negative impact on our operating profit margin due to the operating leverage this customer provides. This could lead to sales volumes not being high enough to cover our current cost structure or to provide adequate operating cash flows. Panasonic has been a customer of ours for approximately 19 years and we believe our relationship is good.

The Company added and upgraded its manufacturing base from mainly aircraft interiors to a combination that includes aircraft structures. The Company incurred considerable startup costs relating to development and staff training, downtime in manufacturing and other costs, including newer materials, such as titanium, hard steels, etc. and overhead.

Management entered into agreements with engineering services companies, in Canada and in India, upgraded the Company’s software and purchased new software, such as Catia. Our commitment to excellence and the new direction to make the Company an “Aerospace” Company has helped us develop and solidify our business with United Technologies Aerospace Sytems formerly Rohr, Inc., and its subsidiary Goodrich Aerostructures. We had, but did overcome the considerable problems with production, which resulted from a staff knowledge limitation, the requirement for additional training, engineering staff contracts, and so on.

All costs relating to this development have been expensed under Research and Development costs in our financial statements for the fiscal year ended June 30, 2012.

Trends Affecting Our Business

Although the recent tightening of the capital markets has eased customers’ limited access to capital still hurt our ability to sell used CNC machines. Historically, as capital markets tighten, companies that purchase large machines on credit, such as CNC machines, have more difficulty in obtaining credit and, therefore, are unable to purchase machines that they may be able to purchase in better financial times. The credit markets have improved slightly but may have an impact on our customers’ ability to purchase machines which could negatively impact our business.

The primary components sold by our Precision Manufacturing Group during the six month period ended December 31, 2012 and, 2011, were parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft. Although the market for in-flight entertainment systems has improved and is expected to continue to improve over the next two to three years business is still inconsistent and this may affect our business over the next several months. In addition, if there is a decrease in work this may have an impact with the Machine Sales Group, as many of our customers that purchase machines from us do business with airline manufacturers.

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

Inventories

Within our Precision Manufacturing Group, we seek to purchase and maintain raw materials at sufficient levels to meet lead times based on forecasted demand. We generally manufacture parts based on purchase orders. Within our Machine Sales Group, we purchase machines held for resale based on management’s judgment of current market conditions and demand for both new and used machines. If forecasted demand exceeds actual demand, we may need to provide an allowance for excess or obsolete quantities on hand. We also review our inventories for changes indemand patterns and in the market prices of machines held in inventory and provide reserves as deemed necessary. If actual market conditions are less favorable than those projected by management, additional inventory reserves for CNC machines and parts may be required. We state our inventories at the lower of cost, using the first-in, first-out method on an average costs basis, or market.

Results of Operations for the Three Months Ended December 31, 2012 compared to the Three Months Ended December 31, 2011.

	For the three month period ended December 31,	For the three month period ended December 31,
	2012	2011	Change

Sales by segment:
Machine Sales	$1,557,598	$1,867,885	(310,287)
Precision Engineering	883,285	927,706	(44,421)
	2,440,883	2,795,591	(354,708)

Gross Profit by segment:
Machine Sales	348,335	431,492	(83,157)
Precision Engineering	239,473	413,916	(174,443)
	587,808	845,408	(257,600)

Sales

Sales in the three month period ended December 31, 2012, decreased 13% compared to the three month period ended December 31, 2011.

The change is attributable to a decrease in sales in both the Machine Sales group and the Precision Manufacturing Group.  Sales decreased by 17% in the Machine Sales Group and decreased by 5% in the Precision Manufacturing Group.

Our Machine Sales Group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that affect the price that equipment can be sold for. The average sale price of the 22 pieces of equipment sold in the three months ended December 31, 2012 was $65,045 compared to the comparable period in fiscal 2012 of 27 pieces of equipment sold at an average sale price of $68,770. In addition service work for the three months ended December 31, 2012 was $3,676 compared to the comparable period in fiscal 2012 of $0.

Market conditions reflect not only the price that equipment can be purchased for but also the price at which that equipment may be sold. During good economic times when the business climate is improving, particularly in areas such as aerospace, the demand for equipment can result in a change in the purchase price. However the need for that equipment by customers is generally reflected in the sale price. Therefore as a general rule margins are reasonably consistent even though average sale prices may change. As a result we do not expect future results to be materially impacted by these conditions.

The decrease in sales in the Precision Manufacturing Group is the result of a decrease of $44,421 in sales of precision metal component parts from our major customer, Panasonic Avionics in the three months ended December 31, 2012, to $285,077 from $484,488 in fiscal 2012, offset in sales from our new customer Goodrich Aerostructures and increases from our other customers. Furthermore new customer sales resulted in an increase of $60,564 during the three months ended December 31, 2012 as compared to $0 for new customers in the comparable period in fiscal 2012.

Our Precision Manufacturing Group has approached a new major customer. We have upgraded our manufacturing operations from primarily interiors work to a combination of interior and structures and therefore were and are able to quote for work with major new customers. We have manufactured parts for the aircraft structure segment and this move helped us obtain new customers and thus contribute to an increase in sales and profitability of the Precision Manufacturing Group. The addition of this and other new customers should result in a positive effect on the future results of the Company.

We anticipate that as a result of an increase in activity in the aerospace industry, we will continue to grow the revenues of both the Machine Sales Group and the Precision Manufacturing Group.

Gross Margin

Gross profit decreased by 30% in fiscal period ended December 31, 2012 compared to the comparable period in fiscal 2012. The gross profit for the Machine Sales Group decreased by 19% due to a decrease in margins as a result of lower prices received for product sold and higher freight costs. The decrease within the Precision Manufacturing Group of 42% resulted from lower sales as a result of a weakness in the scheduling of work in the factory. Management has recognized this weakness and is taking steps to correct the relevant weakness in the production area.

Selling, General & Administrative

Selling, general and administrative costs increased by $247,678 to $895,498 for the fiscal period ended December 31, 2012 compared to $647,820 for the three months ended December 31, 2011. The change is due primarily to incurring approximately $118,837 in costs in the current quarter for consulting and financing fees for investor relations, public relations and loan fees and bad debt recovery $69,258.

Amortization of Intangible Assets

Amortization expense for intangible assets for the three months ended December 31, 2012 was $0 compared to $13,764 in the comparable period in fiscal 2012. There was no charge for amortization for the three months ended December 31, 2012 as the intangible asset had been fully amortized.

Interest Expense

Interest expense increased by $46,539 for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The change is attributable to a higher usage of our credit line for accounts receivable finance and interest payable on a new inventory line of credit.

Gain on Debt Settlement

There was no gain or loss for debt settlement during the three month periods ended December 31, 2012 and 2011.

Interest Income

During the three month period ended December 31, 2012, there was no interest income as compared to the three month period ended December 31, 2011 in which there was interest income in the amount of $16,553.

Results of Operations for the Six Months Ended December 31, 2012 compared to the Six Months Ended December 31, 2011.

	For the six month period ended December 31,	For the six month period ended December 31,
	2012	2011	Change

Sales by segment:
Machine Sales	$2,459,665	$2,861,155	(401,490)
Precision Engineering	1,961,808	2,344,329	(382,521)
	4,421,473	5,205,484	(784,011)

Gross Profit by segment:
Machine Sales	514,225	513,001	1,224
Precision Engineering	785,502	1,086,755	(301,253)
	1,299,727	1,599,756	(300,029)

Sales

Sales in the six month period ended December 31, 2012 decreased 15% compared to the Six month period ended December 31, 2011.

The change is attributable to a decrease in sales in the Machine Sales and Precision Manufacturing Group.  Sales decreased by 14% in the Machine Sales Group and a decrease of 16% in the Precision Manufacturing Group.

Our Machine Sales Group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that affect the price that equipment can be sold for. The average sale price of the 38 pieces of equipment sold in the six months ended December 31, 2012 was $58,728 compared to the comparable period in fiscal 2012 of 41 pieces of equipment sold at an average sale price of $65,778. In addition service work for the six months ended December 31, 2012 was $14,766 compared to the comparable period in fiscal 2012 of $149467.

Market conditions reflect not only the price that equipment can be purchased for but also the price at which that equipment may be sold. During good economic times when the business climate is improving, particularly in areas such as aerospace, the demand for equipment can result in a change in the purchase price. However the need for that equipment by customers is generally reflected in the sale price. Therefore as a general rule margins are reasonably consistent even though average sale prices may change. As a result we do not expect future results to be materially impacted by these conditions.

The decrease in sales in the Precision Manufacturing Group is the result of a decrease of $707,454 in sales of precision metal component parts from our major customer, Panasonic Avionics in the six months ended December 31, 2012, to $736,541 from $1,443,995 in fiscal 2012, offset in sales from our new customer Goodrich Aerostructures and increases from our other customers. Furthermore new customer sales resulted in an increase of $141,423 during the six months ended December 31, 2012 as compared to $0 for new customers in the six month period ended December 31, 2011.

Our Precision Manufacturing Group approached a new major customer and as result we have upgraded our manufacturing operations from primarily interiors work to a combination of interior and structures and therefore were and are able to quote for work with major new customers. We have manufactured parts for the aircraft structure segment and this move helped us obtain new customers and thus contribute to an increase in sales and profitability of the Precision Manufacturing Group. The addition of this and other new customers should result in a positive effect on the future results of the Company.

We anticipate that as a result of an increase in activity in the aerospace industry, we will continue to grow the revenues of both the Machine Sales Group and the Precision Manufacturing Group.

Gross Margin

Gross profit decreased by 19% in fiscal period ended December 31, 2012 compared to the comparable period in fiscal 2012. The gross profit for the Machine Sales Group was almost the same as that in the prior period, Margins were lower during the current period due to lower prices obtained for machines sold as compared to that in the prior period and higher freight costs. The decrease within the Precision Manufacturing Group of 28% resulted from lower sales as a result of a weakness in the scheduling of work in the factory. Management has recognized this weakness and is taking steps to correct the relevant weakness in the production area.

Selling, General & Administrative

Selling, general and administrative costs increased by $537,179 to $1,848,265 for the fiscal period ended December 31, 2012 compared to $1,311,086 for the six months ended December 31, 2011. The change is due primarily to incurring approximately $115,337 in costs in the current quarter for consulting and financing fees for investor relations, public relations and loan fees, $103,838 in salaries, and increases in selling, general and administrative costs not allocated to cost of goods sold in the current six month period.

Amortization of Intangible Assets

Amortization expense for intangible assets for the six months ended December 31, 2012 was $0 compared to $31,952 in the comparable period in fiscal 2012. There was no charge for amortization for the six months ended December 31, 2012 as the intangible asset had been fully amortized.

Interest Expense

Interest expense increased by $97,065 for the six months ended December 31, 2012 compared to the six months ended December 31, 2011. The change is attributable to a higher usage of our credit line for accounts receivable finance and interest payable on a new inventory line of credit.

Gain on Debt Settlement

During the six month period ended December 31, 2012, the gain on debt settlements was $0 compared to $85,184 during the six month period ended December 31, 2011. The Company negotiated various settlements of debts due by the Company, which resulted in a net gain in the sum of $85,184 for the six month period ended December 31, 2011.

Interest Income

During the six month period ended December 31, 2012, there was no interest income as compared to the six month period ended December 31, 2011 in which there was interest income in the amount of $29,151.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including Main Credit, our accounts receivable lender. As of December 31, 2012, our working capital (current assets less current liabilities) totaled $572,948 compared to $548,002 as of December 31, 2011, an increase of $24,946

Main Credit provides a $750,000 accounts receivable line of credit with advances up to 80% of the outstanding receivables of Eran Engineering, Inc.  This finance bears loan interest at the lender's rate at 2% per month with the loan being paid on a revolving basis when our customers make their payments against their outstanding receivable balances.

The total of repayments during the three month period ended December 31, 2012 was $1,240,697 and represented payments received from customers of Eran Engineering, Inc. Borrowings totaled $1,005,364 for this period and represented cash borrowed from Main Credit on our line of credit with them including interest costs.

In addition, Main Credit has provided a line of credit in the sum of $250,000 against inventory. This finance bears loan interest at lender’s rate at 2% per month.

Cash Flows

The following table sets forth our cash flows for the six month period ended December 31, 2012:

Provided by (used in)	2012	2011	Change

Operating activities	322,984	(96,559)	(419,543)
Investing activities	(53,651)	-	53,651
Financing activities	(113,940)	(10,940)	102,999
	155,393	(107,499)	(262,893)

Operating Activities

Operating cash flows during the six month periods ended December 31, 2012 and 2011 respectively reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the six month period ended December 31, 2012, non-cash expenses included in our net income and in operating activities totaled $266,187 compared to $386,898 in the six month period ended December 31, 2011.

The increase (decrease) in operating assets and liabilities for the six month periods ended December 31, 2012 and 2011 respectively were $798,894 and $(755,203), respectively. During the six month period ended December 31, 2012, the increase was primarily attributable to an increase in accounts receivable, accounts payable and accrued expenses and in litigation payable.

Investing Activities

We made capital expenditures of $(53,651) and $0 during the six month periods ended December 31, 2012 and 2011 respectively.

Financing Activities

During the six month periods ended December 31, 2012 and 2011 respectively our borrowings reduced by (net of repayments) $(113,940) and reduced our borrowings (net of repayments) by $(10,940), respectively.

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

We currently are billed by the majority of our vendors in U.S. dollars and we currently bill the majority of our customers in U.S. dollars. However, our financial results could be affected by factors such as changes in foreign currency rates or changes in economic conditions.

Item 4.                Controls and Procedures.

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive officerand principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in this Item.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during our most recently completed during our quarterly period ended December 31, 2012.

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

No provision has been made in the December 31, 2012 financial statements as the Company assessed the litigation has no merit and the likelihood of any liability is extremely low.

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

Abstract of Judgment and Writ were issued August 17, 2012.

No provision has been made in the December 31, 2012 as the Company does not believe the liability is specific to the current subsidiaries of the Company.

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

In a hearing in the Superior Court of California Hwacheon filed an alter ego case against Eran Engineering, Inc., Elite Machine Too and M Line Holdings, Inc. The judge granted the summary judgment against all three defendants in the amount of $403,860.91 including interest through February 8, 2011. Post judgment proceedings were initiated by Hwacheon. MLH and Eran Engineering filed an appeal which was dismissed pursuant to settlement.

MLH has entered into a revised settlement agreement in the total amount of $105,000 with $70,000 being paid out of proceeds of an anticipated new loan and the balance being paid at the rate of $5,000 per month commencing December 15, 2012 reducing by $10,000 if paid in full by December 15, 2012.

Payments due under this settlement agreement have not been made as stipulated and management plans to renegotiate a final pay-off in March.

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

A settlement agreement in the amount of $60,000 was executed on May 31, 2011.

To date, MLH has not made payments that are due under the settlement agreement. Judgment was entered on June 16, 2011 and a Writ was issued on February 24, 2012.

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

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock.

MLH is currently in default of its payment obligations under the settlement. Plaintiff is currently seeking to obtain a judgment as a result of the breach of the settlement agreement.

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

On July 12, 2012 a Writ was issued and on September 24, 2012 an Abstract of Judgment was issued. Subsequently, MLH has paid the bank and the case has been concluded.

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

This case has been settled and the court docket shows that this case was dismissed in October of 2012.

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

To date there has been no further action on this case and the Company plans to resolve this matter as soon as possible.

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

This case has now been dismissed.

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

This case Has been dismissed with prejudice.

122.	All Direct Travel Services, Inc. Vs Jitu Banker, M Line holdings, Inc., Airworks International, Inc., case number 30-2011-00472824-CL-CO-CJC

It has been settled as to Jitu and M Line for $2,000 payable on 25 February. We do not yet have sufficient information to render an opinion on potential outcome of this matter or the financial impact on the company.

Default Judgment entered on January 6, 2012.

Item 1A.             Risk Factors.

As a smaller reporting company we are not required to provide the information required by this Item.  However, we did include risk factors in our Annual Report on Form 10-K for the year ended June 30, 2012, as filed with the Commission on October 16, 2012.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

On November 20, 2012, we issued 1,500,000 shares to Anthony Anish, one of our officers and directors, in exchange for compensation equal to $30,000. The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mr. Anish is a sophisticated investor and familiar with our operations.

On November 20, 2012, we issued 1,000,000 shares to Jitu Banker, one of our officers and directors, in exchange for compensation equal to $20,000.  The shares were restricted in accordance with Rule 144. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mr. Banker is a sophisticated investor and familiar with our operations.

On November 20, 2012, we issued 1,000,000 shares to George Colin, one of our officers and directors, in exchange for compensation equal to $20,000.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mr. Colin is a sophisticated investor and familiar with our operations.

On November 20, 2012, we issued 100,000 shares to Barton Webb, one of our officers, in exchange for compensation equal to $2,000.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mr. Webb is a sophisticated investor and familiar with our operations.

On November 20, 2012 we issued 375,000 shares to an unrelated party for financial services rendered, which was valued at $7,500.  The shares were restricted in accordance with Rule 144.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor is a sophisticated investor and familiar with our operations.

On December 31, 2012, we cancelled 625,000 shares to two unrelated parties for various legal, financial and investor relation services, which was valued at $6,250.

Item 3.                Defaults Upon Senior Securities.

There have been no events required to be reported under this Item.

Item 4.                Mine Safety Disclosures.

Not Applicable

item 5.                Other Information.

None

ITEM 6.                Exhibits.

The following Exhibits required by item 601 of Regulation S-K to be filed herewith are either filed herewith or incorporated by reference to previously filed documents as indicated.

Item No.	Description

3.1	Articles of Incorporation

3.2 (1)	Bylaws

10.1 (1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2 (1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.3 (1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4 (1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.5 (1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

10.6 (1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.7 (2)	Commercial Real Estate Lease with SG & H Partners, LP for Anaheim Property dated August 13, 2010 ( filed herewith)

10.8 (3)	Addendum No. 2 dated September 30, 2011 to Commercial Real Estate Lesae dated February 15, 2007 for the office space located in Tustin, CA.

10.9 (3)	Executive Employee Agreement with Barton Webb dated July 25, 2011

10.10 (4)	Loan and Security Agreement with Utica Leaseco, LLC dated October 8, 2012

10.11 (4)	Note and Stock Purchase Agreement with Spagus Capital Partners, LLC dated September 29, 2011

10.12	Executive Employee Agreement with Anthony L. Anish dated July 1, 2011

10.13	Executive Employee Agreement with Jitu Banker dated July 1, 2011

21	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of George Colin (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jitu Banker (filed herewith).

32.1	Section 1350 Certification of George Colin (filed herewith).

32.2	Section 1350 Certification of Jitu Banker (filed herewith).

(1) Previously filed with Registration Statement on Form 10-12G filed with the Commission on May 16, 2008.

(2)  Previously filed with Annual Report on Form 10-K for the period ended June 30, 2010, as filed with the Commission on November 12, 2010.

(3)  Previously filed with Annual Report on Form 10-K for the period ended June 30, 2011, as filed with the Commission on October 13, 2011.

(4)  Previously filed with Annual Report on Form 10-K for the period ended June 30, 2012 filed with the Commission on October 16, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M Line Holdings, Inc.

Dated: February 18, 2013		/s/ George Colin
	By:	George Colin
President, Chief Executive
Officer and a Director

Dated: February 18, 2013		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer,
and a Director

