Form 10-Q
period 2013-03-31
M LINE HOLDINGS INC
filed 2013-05-20
CIK 1072248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission File Number 000-53265

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☑.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 20, 2013, there were 68,171,145 shares of common stock, par value $.001, issued and outstanding.

M LINE HOLDINGS, INC.

PART 1—FINANCIAL INFORMATION

References in this document to “us,” “we” or the “Company” refer to M LINE HOLDINGS, INC. and our subsidiaries, E.M. Tool Company, Inc. and Precision Aerospace and Technologies, Inc. (fka Eran Engineering, Inc.).

Item 1. Financial Statements.

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of March 31	As of June 30
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$140,471	$5,212
Accounts receivable, net	906,097	794,317
Inventory, net	1,622,826	1,609,411
Due from related party	1,317,589	1,262,615
Total current assets	3,986,983	3,671,555

Property and equipment, net	629,575	543,050
Deposits and other	109,622	82,806
Total assets	$4,726,180	$4,297,411

Liabilities and shareholders' equity/(deficit)

Current liabilities:
Line of credit	$860,377	1,083,879
Accounts payable	1,424,904	996,861
Accrued expenses and other	1,277,016	1,179,027
Unearned Revenues	625,655	135,038
Notes payable - current	686,361	597,261
Capital Leases - current	178,523	71,559
Litigation payable	222,500	116,541
Total Current Liabilities	5,275,335	4,180,166

Notes payable - long term	330,100	19,749
Deferred income taxes	16,710	16,710
Total liabilities	5,622,145	4,216,625

Commitments and contingencies	-	-

Shareholders' equity/(deficit):
Common stock: $0.001 par, 100,000,000 shares authorized, 68,171,145 and 46,871,145 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	68,171	46,871
Additional paid in capital	10,539,471	10,179,021
Related party receivable on issuance of shares	(94,000)	(94,000)
Accumulated deficit	(11,409,607)	(10,051,106)
Total shareholders' equity/(deficit)	(895,965)	80,786
Total liabilities and shareholders' equity/deficit	$4,726,180	$4,297,411

The accompanying notes form an integral part of these unaudited condensed financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012

Net sales	$2,319,819	$2,490,390	$6,741,292	$7,695,874
Cost of sales	1,960,709	1,778,107	5,082,455	5,383,835
Gross profit	359,110	712,283	1,658,837	2,312,039

Operating expenses:
Research and development	-	803,618	-	803,618
Selling, general and administrative	863,060	579,514	2,711,324	1,890,600
Amortization of intangible assets	-	-	-	31,952
Total operating expense	863,060	1,383,132	2,711,324	2,726,170
Operating loss	(503,950)	(670,849)	(1,052,487)	(414,131)
Other income (expense):
Interest expense	(111,463)	(40,276)	(302,928)	(134,676)
Interest income	-	15,932	-	45,083
Gain on debt settlement	-	-	-	85,184
Loss on sale of assets	-	(31,167)	-	(33,674)
Total other expense	(111,463)	(55,511)	(302,928)	(38,083)
Loss before income tax	(615,413)	(726,360)	(1,355,415)	(452,214)
Income tax	-	-	(2,086)	(2,400)
Net loss	$(615,413)	$(726,360)	$(1,357,501)	$(454,614)

Net income (loss) per share:
Basic and dilutive income (loss) per share:	$(0.01)	$(0.02)	$(0.02)	$(0.01)
Weighted average number of common shares (basic and diluted)*	62,234,201	46,859,593	58,266,218	44,697,618

*Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of potential dilutive securities is anti-dilutive.

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,357,501)	$(454,614)
Reconciliation of net loss to net cash provided by/(used in) operations:
Imputed interest	-	(45,083)
Bad debt expense	-	(65,947)
Depreciation	134,828	137,778
Amortization of intangible assets	-	31,952
Issuance of shares for services	380,750	374,006
Gain on debt settlement	-	(85,184)
Reserve for inventories	-	50,099
Changes in operating assets and liabilities:
Accounts receivable	(111,780)	(64,794)
Inventory	(13,415)	(766,141)
Prepaid expenses and other assets	(26,816)	11,994
Due from related party	(54,974)	(397,470)
Accounts payable, accrued expenses and other	1,016,646	900,951
Litigation payable	105,959	(283,720)
Net cash provided by/(used in) operating activities	73,697	(656,173)

Cash flows from investing activities:
Acquisition of property and equipment	(53,650)	(9,905)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	(223,501)	432,204
Proceeds from notes payable	619,835	75,000
Payments to notes payable	(220,384)	-
Payments on capital leases	(60,738)	(38,235)
Net cash provided by (used in) financing activities	115,212	468,969

Net increase (decrease) in cash and cash equivalent	135,259	(197,109)

Cash and cash equivalents at beginning of period	5,212	221,036
Cash and cash equivalents at end of period	$140,471	$23,927

Non cash activities:
Capital lease	167,702	0

Supplemental disclosure of cash flow information:
Cash paid for interest	$302,928	$134,676
Cash paid for income taxes	$-	$-

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Business

M. Line Holdings, Inc. (the “Company”) was incorporated in Nevada on September 24, 1997 under the name Gourmet Gifts, Inc. On January 28, 2002, the Company’s name was changed to Gateway International Holdings, Inc., and on February 19, 2009, the Company’s name was changed to its current name.

The Company and its subsidiaries currently are engaged in the following businesses, which also represent its business segments:

•	Acquiring, refurbishing and selling new and used CNC machine-tool equipment (Machine Sales Group).

•	Manufacturing precision metal component parts for the defense, automotive, aerospace and medical industries through its subsidiary, Precision Aerospace and Technologies, Inc. (fka Eran Engineering, Inc.) (Precision Manufacturing Group).

2.	Accounting Policies

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012 filed with the U.S. Securities and Exchange Commission (the “Commission”) on October 16, 2012.

Principles of Consolidation

The financial statements include the accounts of M Line Holdings, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, sales returns and recoverability of long-term assets.

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

In September 2011, the FASB issued guidance on intangibles, goodwill and others and the testing of goodwill for impairment effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In September 2011, the FASB issued guidance on compensation, retirement benefits on a multiemployer plan. This guidance relates to disclosures about an employer’s participation in a multi-employee plan for public entities, effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented.

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

In December 2011, the FASB issued guidance on Property, Plant, and Equipment and the De-recognition of in Substance Real Estate—a Scope Clarification. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities.

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

In December 2011, the FASB issued guidance on disclosures about Offsetting Assets and Liabilities on the Balance Sheet. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

3.	Inventories

Inventories consisted of the following:

	March 31, 2013	June 30, 2012
Finished Goods and Components	$1,022,356	$1,157,918
CNC Machines held for sale	231,500	116,000
Work in Progress	415,108	387,969
Raw Materials and Parts	5,120	5,632
	1,674,084	1,667,519
Less: Reserve for inventories	(51,258)	(58,108)
Inventories, net.	$1,622,826	$1,609,411

4.	Accrued Expenses

	March 31, 2013	June 30, 2012
Compensation and related benefits	$1,150,783	$993,077
Audit Fees	20,000	77,500
Other	106,233	108,450
	$1,277,016	$1,179,027

5.	Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of March 31, 2013 and June 30, 2012.

	March 31, 2013	June 30, 2012
2012	$178,523	$71,559
2013	-	-
2014	-	-
2015	-	-
2016	-	-
Total minimum lease payments	178,523	71,559
Less amount representing interest	-	-
Present value of future minimum lease payments	178,523	71,559
Less current portion of capital lease obligations	178,523	71,559
Capital Lease obligations, net of current portion	$-	$-

6.	Line of Credit

As of March 31, 2013, the Company owed Pacific Western Bank $0. The Company paid off on October 18, 2012 the amount due to Pacific Western Bank in full, and as a result all outstanding legal disputes between the parties were settled.

7.	Notes Payable

Notes payable consisted of the following at March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Notes payable to a financial institution, secured by the underlying equipment in aggregate monthly installments of varying amounts, on a reducing balance method, with the balance due in October 2016.	$453,887	$253,129

An unsecured note payable to a corporation in respect of accounting software payable in monthly installments of $ 1,922.82. This note is now due and payable and is being negotiated with the Company.	46,812	46,811
An unsecured note payable to a corporation in respect of machines sold to us payable in monthly installments of $5,000.00 per month. This agreement will expire in June 2012.	3,070	17,070
Two unsecured notes payable in the sum of $150,000.00, each, to a financial institution in full in November 2011 and March 31, 2012. The company currently is in default and has negotiated to pay the notes in monthly installments of $20,000 commencing November 2012.	395,459	300,000
An unsecured note payable to an individual in monthly installments of $5,000.00 due to be paid in four monthly installments ending in July 2013.	20,000	-
An unsecured note payable to a corporation in weekday amounts of $691.22 each ending in December 2013.	97,233	-

TOTAL	1,016,461	617,010
Less Current Portion	686,361	597,261
Long Term Portion	$330,100	$19,749

2013	686,361	597,261
2014	123,788	19,749
2015	123,788	-
2016	82,524	-
Thereafter	-	-
	1,016,461	617,010

Interest expense on notes payable and capital leases for the three month and nine month periods ended March 31, 2013 were $111, 463 and $302,928. The interest expense for the three and nine month periods ended March 31, 2012 were $40,276 and $134,676, respectively.

8.	Commitments

Future rents under lease agreements for the next five years are as follows:

AMOUNT
2012	$454,072
2013	467,697
2014	466,264
2015	485,648
Thereafter	471,826
$2,345,507

9.	Contingencies & Litigation Payable

Litigation payable consisted of the following at March 31, 2013:

An unsecured note payable to a corporation in settlement of a lawsuit payable in full by December 31, 2011	85,000

An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly payments of $5,000.	60,000

Unsecured notes payable to various parties in settlement of lawsuits payable in full.	77,500

TOTAL	222,500

10.	Litigation

1.	James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08.

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

No provision has been made in the March 31, 2013 financial statements with respect to this matter because the Company has assessed the litigation as having no merit and the likelihood of any liability pursuant to this litigation to be extremely low.

2.	CNC Manufacturing v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650.

Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims that All American breached the agreement with CNC Manufacturing by failing to deliver a machine that conforms to the specifications requested by CNC Manufacturing, and requests damages totaling $138,750. Elite Machine filed an Answer timely, on January 15, 2009.

Abstract of Judgment and Writ were issued August 17, 2012.

No provision has been made in the March 31, 2013 financial statements with respect to this matter because the Company does not believe the liability (if any) is specific to the current subsidiaries of the Company.

3.	Hwacheon Machinery v. All American CNC Sales, Circuit Court of the 19th Judicial Circuit, Lake County, Illinois, Case No. 09L544.

The Complaint was filed on June 8, 2009.

The Complaint alleges causes of action for account stated and arises from a claim by Hwacheon that All American CNC has not paid it for machines sold to All American CNC. The Complaint seeks damages of approximately $362,000. All American filed an answer on or about July 15, 2009. Default has been entered against All American CNC Sales, Inc.

In a hearing in the Superior Court of California, Hwacheon filed an alter ego case against Eran Engineering, Inc. (currently known as Precision Aerospace and Technologies, Inc.), E.M. Tool Company, Inc. and M Line Holdings, Inc. The judge granted the summary judgment against all three defendants in the amount of $403,860.91, including interest through February 8, 2011. Post judgment proceedings have been initiated by Hwacheon. The Company and Eran Engineering, Inc. (currently known as Precision Aerospace and Technologies, Inc.) filed an appeal, which later was dismissed pursuant to settlement.

The Company entered into a revised settlement agreement for a settlement in the total amount of $85,000 as of March 31, 2013, which was subsequently paid in full on April 30, 2013.

A satisfaction of judgment has been filed in this matter.

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

The Company has not made payments that are due under the settlement agreement. Judgment was entered on June 16, 2011, and a Writ was issued on February 24, 2012.

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

A provision of $10,000 was made for this matter in the June 30, 2012 financial statements.

6.	C. William Kircher Jr. v. M Line Holdings, Inc. Orange County Superior Court Case No. 00397576

A former attorney for M Line Holdings, Inc. has sued seeking damages for failure to pay legal fees in the amount of $120,166.30.

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock.

The Company currently is in default of its payment obligations under the settlement. Plaintiff currently is seeking to obtain a judgment as a result of the breach of the settlement agreement.

7.	Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

A former president of All American CNC Sales, Inc. has filed suit against the Company seeking payment on an alleged severance obligation by the Company. The Complaint does not specify the damages sought. The parties then reached a settlement in the principal sum of $40,000 to be documented in due course. Meanwhile a default was entered against the Company, which management believes was in error because a settlement was already reached by the principal parties involved. The default has since been vacated, and the Company has answered the complaint and has filed a motion for leave to file a cross complaint.

A settlement of $50,000 was reached in this case, requiring payments commencing on March 11, 2011 for 10 months. The first two month’s payments were made; however, the Company currently is in default of the terms of this settlement agreement. Mr. Consalvi filed his stipulated judgment on March 5, 2012. Abstract of judgment and Writ were issued on March 13, 2012.

To date there has been no further action on this case, and the Company plans to resolve this matter as soon as possible.

8.     Joe Gledhill v. M Line Holdings, Inc., et. al.- Orange County Superior Court Case No. 30-2011-00506723

Joseph Gledhill, a former officer and director of the Company and its subsidiary, Eran Engineering, Inc. (currently known as Precision Aerospace and Technologies, Inc.), has filed suit within the Pacific Western case seeking indemnity of the Pacific Western claim and various other causes of action. Management has decided to vigorously defend these claims and believes Mr. Gledhill’s suit has no merit. Trial was set for April 8, 2013. This case has been dismissed.

9.     M Line Holdings, Inc., v. Timothy Consalvi, et. al.- Orange County Superior Court Case No. 30-201100493329

The Company filed suit against two of its former directors alleging that they breached their fiduciary duties to the Company by mismanaging the corporate affairs of the Company and its subsidiaries, resulting in damages to the Company and its subsidiaries. The defendants were never served, and the defendants never answered the complaint. This case has been dismissed with prejudice.

10.   All Direct Travel Services, Inc. v. Jitu Banker, M Line Holdings, Inc., Airworks International, Inc., case number 30-2011-00472824-CL-CO-CJC

This case was settled as to Jitu Banker and the Company for $2,000 payable on February 25, 2013. We do not yet have sufficient information to determine what the potential outcome of this may be or whether or to what extent it would or could have a financial impact on the Company. A default judgment was entered on January 6, 2012.

11.	Income Taxes

Our effective tax rates were approximately 1% for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to differences between financial and income tax basis amounts and the fact that we currently record a valuation allowance against our deferred tax assets.

12.	Common Stock

Common Stock

The Company’s articles of incorporation authorize 100,000,000 shares of common stock, $.001 par value per share. The Company’s articles of incorporation also authorize 10,000,000 shares of preferred stock, $.001 per share. Shares of preferred stock may be issued in one or more series and designations as may be authorized by the Board of Directors from time to time. The Company had no shares of preferred stock issued and outstanding as of March 31, 2013.

During nine months ended March 31, 2013, the Company issued the following shares of common stock:

The Company issued 11,800,000 shares of the Company's common stock to our investor relations and other consultants in payment of services to the Company. The Company valued the shares at the market price on the issuance date in the sum of $211,750.

The Company issued 9,500,000 shares of the Company's common stock in lieu of salaries due on behalf of related parties. These shares were valued at $170,000 being the market price on the issuance date.

13.	Related Party Transactions

The related party transactions during the three month period ended March 31, 2013 were as follows:

Payments in respect of debt repayment	$27,500.00

As of March 31, 2013 and June 30, 2012, we had an amount due from a related party, a shareholder of the Company, in the amount of $1,317,589 and $1,262,615, respectively, which is expected to  be repaid to the Company within the next fiscal year. The Company advanced funds and paid various general expenses incurred by the related party during the course of business. These amounts are fully secured by the related party’s assets. Interest has not been imputed for this fiscal period.

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

Segment Information for the three month period ended March 31, 2013	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$1,431,482	$888,337	$-	$2,319,819
Interest Income	-	-	-	0
Interest Expense	-	66,878	44,585	111,463
Depreciation and Amortization	750	37,091	2,799	40,640
Income (loss) before taxes	(18,914)	(418,053)	(178,466)	(615,413)
Total Assets	780,210	2,675,766	1,270,213	4,726,180
Capital Expenditure	$-	$-	$-	$-

Segment Information for the three month period ended March 31, 2012	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$1,675,940	$814,450	$-	$2,490,390
Interest Income	-	-	15,932	15,932
Interest Expense	710	17,687	21,879	40,276
Depreciation and Amortization	250	30,436	3,605	34,291
Income (loss) before taxes	35,184	(628,130)	(133,413)	(726,359)
Total Assets	591,021	2,897,615	1,195,675	4,684,311
Capital Expenditure	$-	$(9,905)	$-	$(9,905)

Segment Information for the nine month period ended March 31, 2013	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$3,891,147	$2,850,145	$-	$6,741,292
Interest Income	-	-	-	-
Interest Expense	17,151	199,481	86,296	302,928
Depreciation and Amortization	2,250	128,790	3,787	134,827
Income (loss) before taxes	(81,042)	(806,340)	(468,033)	(1,355,415)
Total Assets	780,201	2,675,766	1,270,213	4,726,180
Capital Expenditure	$-	$(53,651)	$-	$(53,651)

Segment Information for the nine month period ended March 31, 2012	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$4,537,095	$3,158,779	$-	$7,695,874
Interest Income	-	-	45,083	45,083
Interest Expense	5,192	92,363	37,121	134,676
Depreciation and Amortization	2,250	119,210	16,316	137,776
Income (loss) before taxes	(51,938)	(436,032)	35,756	(452,214)
Total Assets	591,021	2,897,615	1,195,675	4,684,311
Capital Expenditure	$-	$-	$-	$-

15.	Going Concern and Management Plans

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $11,409,607 as of March 31, 2013 and a net loss of $1,357,501 for the nine month period ended March 31, 2013.

The Company recognizes that the very weak economy over the past few years and the difficulty in raising new funds has impacted the working capital needs of the Company.

The consolidated financial statements do not include adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to retain its current short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to attain profitability.

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

The Company has completed a financing transaction with TCA Global Credit Master Fund, LP, a new loan facility agreement. The first tranche of the facility is $1,700,000. This initial tranche pays off more expensive financing for Precision Aerospace and Technologies, Inc. (fka Eran Engineering, Inc.) and E.M. Tool Company, Inc. (“Elite”) and will result in a minimum of $300,000 per annum savings.

The total line of credit is for $10,000,000, and the Company can obtain, dependent upon various criteria, multiple additional fundings under this line of credit in the future.

The facility bears interest initially at 18% per annum and is secured by the receivables and inventory of Precision Aerospace and Technologies, Inc. (fka Eran Engineering, Inc.) and CNC machine tool inventory of Elite. Additional fees include a 3% facility fee and $200,000 worth of Series A Preferred Stock of the Company that can be repurchased by the Company in six months for the same dollar amount.

The Company currently is in negotiations for further lines of credit with institutional and private investors, details of which will be made available once they have closed.

The Company has paid off in full its obligations to Hwacheon Machinery, and as a result all outstanding legal disputes between the parties were settled, as more fully described under Note 10 (Litigation) above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of M Line Holdings, Inc. (referred to herein as “us, “we” or the “Company”) for the three month period ended March 31, 2013 contains forward-looking statements, principally in this section and in the section herein titled “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. The risk factors listed in our Annual Report on Form 10-K, as well as any cautionary language in our Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated include but are not limited to: our ability to successfully develop new products; the ability to obtain financing for product development; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental healthcare and other regulations; changes in tax laws; and the availability of key management and other personnel.

Overview

Our business consists of two segments, our Machine Sales Group and our Precision Manufacturing Group.

Our Machine Sales Group is in the business of acquiring and selling computer numerically controlled (“CNC”) machines and related tools to manufacturing customers. We specialize in the purchase, refurbishment and sales of used CNC machines. We also serve as a manufacturer sales representative firm selling new CNC machines that we purchase from third party manufacturers into certain geographic territories.

Our Precision Manufacturing Group is a manufacturer of precision components used in equipment and machinery in the commercial aviation, medical, aerospace and defense industries. Sales within this segment are highly concentrated with one customer, Panasonic Avionics Corporation (“Panasonic”). The loss of all or a substantial portion of sales to this customer would cause us to lose a substantial portion of our sales within this segment and on a consolidated basis and would have a corresponding negative impact on our operating profit margin due to the operating leverage this customer provides. This could lead to sales volumes not being high enough to cover our current cost structure or to provide adequate operating cash flows. Panasonic has been a customer of ours for approximately 19 years, and we believe our relationship is good.

The Company added and upgraded its manufacturing base from mainly aircraft interiors to a combination that includes aircraft structures. The Company incurred considerable startup costs relating to development and staff training, downtime in manufacturing and other costs, including newer materials, such as titanium, hard steels, etc. and overhead.

Management entered into agreements with engineering services companies in Canada and in India, upgraded the Company’s software and purchased new software, such as Catia. Our commitment to excellence and the new direction to make the Company an “Aerospace” Company has helped us develop and solidify a contact with Rohr, Inc., and its subsidiary, Goodrich Aerostructures. We had, but did overcome, considerable problems with production, which resulted from a staff knowledge limitation, the requirement for additional training, engineering staff contracts and so on.

All costs relating to this development have been expensed under Research and Development costs in our financial statements for the fiscal year ended June 30, 2012.

Trends Affecting Our Business

Although the recent tightening of the capital markets has eased, customers’ limited access to capital still hurt our ability to sell used CNC machines. Historically, as capital markets tighten, companies that purchase large machines on credit, such as CNC machines, have more difficulty in obtaining credit and, therefore, are unable to purchase machines that they may be able to purchase in better financial times. The credit markets have improved slightly but may have an impact on our customers’ ability to purchase machines, which could negatively impact our business.

The primary components sold by our Precision Manufacturing Group during the nine month period ended March 31, 2013 and 2012 were parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft. Although the market for in-flight entertainment systems has improved and is expected to continue to improve over the next two to three years, business is still inconsistent, and this may affect our business over the next several months. In addition, if there is a decrease in work, this may have an impact with the Machine Sales Group, as many of our customers that purchase machines from us do business with airline manufacturers.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of sales and expenses during the reporting period. Significant estimates made by management are, among others, realization of inventories, collectability of accounts receivable, litigation, impairment of goodwill and long-lived assets other than goodwill. We regularly evaluate our estimates and assumptions based on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from these estimates, our future results of operations may be affected.

Inventories

Within our Precision Manufacturing Group, we seek to purchase and maintain raw materials at sufficient levels to meet lead times based on forecasted demand. We generally manufacture parts based on purchase orders. Within our Machine Sales Group, we purchase machines held for resale based on management’s judgment of current market conditions and demand for both new and used machines. If forecasted demand exceeds actual demand, we may need to provide an allowance for excess or obsolete quantities on hand. We also review our inventories for changes in demand patterns and in the market prices of machines held in inventory and provide reserves as deemed necessary. If actual market conditions are less favorable than those projected by management, additional inventory reserves for CNC machines and parts may be required. We state our inventories at the lower of cost, using the first-in, first-out method on an average costs basis, or market.

Results of Operations for the Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012.

	For the three month period ended March 31,	For the three month period ended March 31,
	2013	2012	Change

Sales by segment:
Machine Sales	$1,431,482	$1,675,940	(244,458)
Precision Engineering	888,337	814,450	73,887
	2,319,819	2,490,390	(170,571)

Gross Profit by segment:
Machine Sales	239,390	322,593	(83,203)
Precision Engineering	119,720	389,690	(269,970)
	359,110	712,283	(353,173)

Sales

Sales in the three month period ended March 31, 2013 decreased 7% compared to the three month period ended March 31, 2012.

The change is attributable to a decrease in sales in both the Machine Sales Group and the Precision Manufacturing Group. Sales decreased by 15% in the Machine Sales Group and decreased by 9% in the Precision Manufacturing Group.

Our Machine Sales Group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that affect the price that equipment can be sold for. The average sale price of the 20 pieces of equipment sold in the three months ended March 31, 2013 was $69,225 compared to the comparable period in fiscal 2012 of 27 pieces of equipment sold at an average sale price of $59,596. In addition, service work for the three months ended March 31, 2013 was $33,365 compared to the comparable period in fiscal 2012 of $3,546.

Market conditions reflect not only the price that equipment can be purchased for but also the price at which that equipment may be sold. During good economic times when the business climate is improving, particularly in areas such as aerospace, the demand for equipment can result in a change in the purchase price. However, the need for that equipment by customers is generally reflected in the sale price. Therefore, as a general rule margins are reasonably consistent even though average sale prices may change. As a result, we do not expect future results to be materially impacted by these conditions.

The decrease in sales in the Precision Manufacturing Group is the result of a decrease of $78,997 in sales of precision metal component parts from Rockwell Collins, in the three months ended March 31, 2013, to $28,991 from $107,988 in fiscal 2012. Furthermore, new customer sales resulted in an increase of $78,694 during the three months ended March 31, 2013 as compared to $9,018 for new customers in the comparable period in fiscal 2012.

Our Precision Manufacturing Group has approached a new major customer. As a result, we have upgraded our manufacturing operations from primarily interiors work to a combination of interiors and structures and therefore were and are able to quote for work with major new customers. We have manufactured parts for the aircraft structure segment, and this move helped us obtain new customers and thus contribute to an increase in sales and profitability of the Precision Manufacturing Group. The addition of this and other new customers should result in a positive effect on the future results of the Company.

We anticipate that, as a result of an increase in activity in the aerospace industry, we will continue to grow the revenues of both the Machine Sales Group and the Precision Manufacturing Group.

Gross Margin

Gross profit decreased by 50% in the fiscal period ended March 31, 2013 compared to the comparable period in fiscal 2012. The gross profit for the Machine Sales Group decreased by 26% due to an decrease in margins as a result of lower prices received for product sold and higher machine and freight costs. The decrease within the Precision Manufacturing Group of 69% resulted from lower sales as a result of a weakness in the scheduling of work in the factory. Management has recognized this weakness and is taking steps to correct the relevant weakness in the production area.

Selling, General & Administrative

Selling, general and administrative costs increased by $283,546 to $863,060 for the fiscal period ended March 31, 2013 compared to $579,514 for the three months ended March 31, 2012. The change is due primarily to incurring approximately $124,298 in costs in the current quarter for consulting and financing fees for investor relations, public relations and loan fees.

Amortization of Intangible Assets

Amortization expense for intangible assets for the three months ended March 31, 2013 was $0 compared to $0 in the comparable period in fiscal 2012. There was no charge for amortization for the three months ended March 31, 2013, as the intangible assets had been fully amortized.

Interest Expense

Interest expense increased by $71,187 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The change is attributable to a higher usage of our credit line for accounts receivable finance and interest payable on a new inventory line of credit.

Gain on Debt Settlement

There was no gain or loss for debt settlement during the three month periods ended March 31, 2013 and 2012.

Interest Income

During the three month period ended March 31, 2013, there was no interest income, as compared to the three month period ended March 31, 2012 in which there was interest income in the amount of $15,932.

Results of Operations for the Nine Months Ended March 31, 2013 compared to the Nine Months Ended March 31, 2012.

	For the nine month period ended March 31,	For the nine month period ended March 31,
	2013	2012	Change

Sales by segment:
Machine Sales	$3,891,147	$4,537,095	(645,948)
Precision Engineering	2,850,145	3,158,779	(308,634)
	6,741,292	7,695,874	(954,582)

Gross Profit by segment:
Machine Sales	753,614	835,595	(81,981)
Precision Engineering	905,223	1,476,445	(571,222)
	1,658,837	2,312,040	(653,203)

Sales

Sales in the month period ended March 31, 2013 decreased 12% compared to the nine month period ended March 31, 2012.

The change is attributable to a decrease in sales in the Machine Sales Group and the Precision Manufacturing Group. Sales decreased by 14% in the Machine Sales Group and decreased by 10% in the Precision Manufacturing Group.

Our Machine Sales Group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that affect the price that equipment can be sold for. The average sale price of the 58 pieces of equipment sold in the nine months ended March 31, 2013 was $62,347 compared to the comparable period in fiscal 2012 of 68 pieces of equipment sold at an average sale price of $63,323. In addition, service work for the nine months ended March 31, 2013 was $48,131 compared to the comparable period in fiscal 2012 of $153,013.

Market conditions reflect not only the price that equipment can be purchased for but also the price at which that equipment may be sold. During good economic times when the business climate is improving, particularly in areas such as aerospace, the demand for equipment can result in a change in the purchase price. However, the need for that equipment by customers is generally reflected in the sale price. Therefore, as a general rule margins are reasonably consistent even though average sale prices may change. As a result, we do not expect future results to be materially impacted by these conditions.

The decrease in sales in the Precision Manufacturing Group is the result of a decrease of $627,303 in sales of precision metal component parts from our major customer, Panasonic Avionics, in the nine months ended March 31, 2013, to $1,208,897 from $1,836,280 in fiscal 2012, offset in sales from our new customer, Goodrich Aerostructures, and increases from our other customers. Furthermore, new customer sales resulted in an increase of $141,423 during the nine months ended March 31, 2013 as compared to $9,018 for new customers in the comparable period in fiscal 2012.

Our Precision Manufacturing Group approached a new major customer. As a result, we have upgraded our manufacturing operations from primarily interiors work to a combination of interiors and structures and therefore were and are able to quote for work with major new customers. We have manufactured parts for the aircraft structure segment, and this move helped us obtain new customers and thus contribute to an increase in sales and profitability of the Precision Manufacturing Group. The addition of this and other new customers should result in a positive effect on the future results of the Company.

We anticipate that, as a result of an increase in activity in the aerospace industry, we will continue to grow the revenues of both the Machine Sales Group and the Precision Manufacturing Group.

Gross Margin

Gross profit decreased by 28% in the fiscal period ended March 31, 2013 compared to the comparable period in fiscal 2012. The gross profit for the Machine Sales Group declined by 10%. Margins were lower during the current period due to lower prices obtained for machines sold as compared to that in the prior period and higher machine and freight costs. The decrease within the Precision Manufacturing Group of 39% resulted from lower sales as a result of a weakness in the scheduling of work in the factory. Management has recognized this weakness and is taking steps to correct the relevant weakness in the production area.

Selling, General & Administrative

Selling, general and administrative costs increased by $820,724 to $2,711,324 for the fiscal period ended March 31, 2013 compared to $1,890,600 for the nine months ended March 31, 2012. The change is due primarily to incurring approximately $124,298 in costs in the current quarter for consulting and financing fees for investor relations, public relations and loan fees, $65,731 in salaries, a net bad debt recovery of $0 in the current period to $62,902 in the prior period and increases in selling, general and administrative costs not allocated to cost of goods sold in the current nine month period.

Amortization of Intangible Assets

Amortization expense for intangible assets for the nine months ended March 31, 2013 was $0 compared to $31,952 in the comparable period in fiscal 2012. There was no charge for amortization for the six months ended December 31, 2012, as the intangible assets had been fully amortized.

Interest Expense

Interest expense increased by $168,252 for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. The change is attributable to a higher usage of our credit line for accounts receivable finance and interest payable on a new inventory line of credit.

Gain on Debt Settlement

During the nine month period ended March 31, 2013, the gain on debt settlements was $0 compared to $85,184 during the nine month period ended March 31, 2012. The Company negotiated various settlements of debts due by the Company, which resulted in a net gain in the sum of $85,184 for the nine month period ended March 31, 2012.

Interest Income

During the nine month period ended March 31, 2013, there was no interest income, as compared to the nine month period ended March 31, 2012 in which there was interest income in the amount of $45,083.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including Main Credit, our accounts receivable lender. As of March 31, 2013, our working capital (current assets less current liabilities) totaled ($1,288,353) compared to $(78,981) as of March 31, 2012, a decrease of $1,209,372.

Main Credit provides a $750,000 accounts receivable line of credit with advances up to 80% of the outstanding receivables of Precision Aerospace and Technologies, Inc. (fka Eran Engineering, Inc.). This finance bears loan interest at the lender’s rate at 2% per month with the loan being paid on a revolving basis when our customers make their payments against their outstanding receivable balances.

The total of repayments during the three month period ended March 31, 2013 was $911,470 and represented payments received from customers of Precision Aerospace and Technologies, Inc. (fka Eran Engineering, Inc.). Borrowings totaled $1,075,703 for this period and represented cash borrowed from Main Credit under our line of credit with Main Credit, including interest costs.

In addition, Main Credit has provided a line of credit in the sum of $250,000 against inventory. This finance bears loan interest at lender’s rate at 2% per month.

Cash Flows

The following table sets forth our cash flows for the nine month periods ended March 31, 2013 and 2012, respectively:

Provided by (used in)	2013	2012	Change

Operating activities	73,698	(656,172)	(729,871)
Investing activities	(53,651)	(9,905.00)	43,746
Financing activities	115,212	468,969	353,757
	135,259	(197,108)	(332,368)

Operating Activities

Operating cash flows during the nine month periods ended March 31, 2013 and 2012, respectively, reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the nine month period ended March 31, 2013, non-cash expenses included in our net income and in operating activities totaled $515,578 compared to $543,736 in nine month period ended March 31, 2012.

The increase (decrease) in operating assets and liabilities for the nine month period ended March 31, 2013 and 2012 were $915,620 and $(599,181), respectively. During the nine month period ended March 31, 2012, the increase was primarily attributable to an increase in accounts receivable, inventory and in litigation payable.

Investing Activities

We made capital expenditures of $(53,651) and $(9,905) during the nine month period ended March 31, 2013 and 2012 respectively.

Financing Activities

During the nine months of the fiscal 2013 and 2012 periods, our borrowings decreased by (net of repayments) $175,950 and increased our borrowings (net of repayments) by $507,204, respectively.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item. However, we opted to include the following information.

The only financial instruments we hold are cash and cash equivalents. Changes in market interest rates will impact our interest costs.

We currently are billed by the majority of our vendors in U.S. dollars, and we currently bill the majority of our customers in U.S. dollars. However, our financial results could be affected by factors such as changes in foreign currency rates or changes in economic conditions.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in this Item 4.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during our quarterly period ended March 31, 2013.

PART II—OTHER INFORMATION

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

No provision has been made in the March 31, 2013 financial statements with respect to this matter because the Company has assessed the litigation as having no merit and the likelihood of any liability pursuant to this litigation to be extremely low.

2.	CNC Manufacturing v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650.

Plaintiff filed this Complaint on October 2, 2008.

The Complaint alleges causes of action for breach of contract and rescission and claims that All American breached the agreement with CNC Manufacturing by failing to deliver a machine that conforms to the specifications requested by CNC Manufacturing, and requests damages totaling $138,750. Elite Machine filed an Answer timely, on January 15, 2009.

Abstract of Judgment and Writ were issued August 17, 2012.

No provision has been made in the March 31, 2013 financial statements with respect to this matter because the Company does not believe the liability (if any) is specific to the current subsidiaries of the Company.

3.	Hwacheon Machinery v. All American CNC Sales, Circuit Court of the 19th Judicial Circuit, Lake County, Illinois, Case No. 09L544.

The Complaint was filed on June 8, 2009.

The Complaint alleges causes of action for account stated and arises from a claim by Hwacheon that All American CNC has not paid it for machines sold to All American CNC. The Complaint seeks damages of approximately $362,000. All American filed an answer on or about July 15, 2009. Default has been entered against All American CNC Sales, Inc.

In a hearing in the Superior Court of California, Hwacheon filed an alter ego case against Eran Engineering, Inc. (currently known as Precision Aerospace and Technologies, Inc.), E.M. Tool Company, Inc. and M Line Holdings, Inc. The judge granted the summary judgment against all three defendants in the amount of $403,860.91, including interest through February 8, 2011. Post judgment proceedings have been initiated by Hwacheon. The Company and Eran Engineering, Inc. (currently known as Precision Aerospace and Technologies, Inc.) filed an appeal, which later was dismissed pursuant to settlement.

The Company entered into a revised settlement agreement for a settlement in the total amount of $85,000, as of March 31, 2013, which was subsequently paid in full on April 30, 2013.

A satisfaction of judgment has been filed in this matter.

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

The Company has not made payments that are due under the settlement agreement. Judgment was entered on June 16, 2011, and a Writ was issued on February 24, 2012.

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

A provision of $10,000 was made for this matter in the June 30, 2012 financial statements.

6.	C. William Kircher Jr. v. M Line Holdings, Inc. Orange County Superior Court Case No. 00397576

A former attorney for M Line Holdings, Inc. has sued seeking damages for failure to pay legal fees in the amount of $120,166.30.

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock.

The Company currently is in default of its payment obligations under the settlement. Plaintiff currently is seeking to obtain a judgment as a result of the breach of the settlement agreement.

7.	Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

A former president of All American CNC Sales, Inc. has filed suit against the Company seeking payment on an alleged severance obligation by the Company. The Complaint does not specify the damages sought. The parties then reached a settlement in the principal sum of $40,000 to be documented in due course. Meanwhile a default was entered against the Company, which management believes was in error because a settlement was already reached by the principal parties involved. The default has since been vacated, and the Company has answered the complaint and has filed a motion for leave to file a cross complaint.

A settlement of $50,000 was reached in this case, requiring payments commencing on March 11, 2011 for 10 months. The first two month’s payments were made; however, the Company currently is in default of the terms of this settlement agreement. Mr. Consalvi filed his stipulated judgment on March 5, 2012. Abstract of judgment and Writ were issued on March 13, 2012.

To date there has been no further action on this case, and the Company plans to resolve this matter as soon as possible.

8.     Joe Gledhill v. M Line Holdings, Inc., et. al.- Orange County Superior Court Case No. 30-2011-00506723

Joseph Gledhill, a former officer and director of the Company and its subsidiary, Eran Engineering, Inc. (currently known as Precision Aerospace and Technologies, Inc.), has filed suit within the Pacific Western case seeking indemnity of the Pacific Western claim and various other causes of action. Management has decided to vigorously defend these claims and believes Mr. Gledhill’s suit has no merit. Trial was set for April 8, 2013. This case has been dismissed.

9.     M Line Holdings, Inc., v. Timothy Consalvi, et. al.- Orange County Superior Court Case No. 30-201100493329

The Company filed suit against two of its former directors alleging that they breached their fiduciary duties to the Company by mismanaging the corporate affairs of the Company and its subsidiaries, resulting in damages to the Company and its subsidiaries. The defendants were never served, and the defendants never answered the complaint. This case has been dismissed with prejudice.

10.   All Direct Travel Services, Inc. v. Jitu Banker, M Line holdings, Inc., Airworks International, Inc., case number 30-2011-00472824-CL-CO-CJC

This case was settled as to Jitu Banker and the Company for $2,000 payable on February 25, 2013. We do not yet have sufficient information to determine what the potential outcome of this may be or whether or to what extent it would or could have a financial impact on the Company. A default judgment was entered on January 6, 2012.

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide the information required by this Item. However, we did include risk factors in our Annual Report on Form 10-K for the year ended June 30, 2012, as filed with the Commission on October 16, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 8, 2013, we issued 2,000,000 shares to Anthony Anish, one of our officers and directors, in exchange for compensation equal to $20,000. The shares were restricted in accordance with Rule 144. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mr. Anish is a sophisticated investor and familiar with our operations.

On March 8, 2013, we issued 2,000,000 shares to Jitu Banker, one of our officers and directors, in exchange for compensation equal to $20,000. The shares were restricted in accordance with Rule 144. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Mr. Banker is a sophisticated investor and familiar with our operations.

On March 8, 2013, we issued 3,975,000 shares to unrelated parties for financial and legal services rendered, which was valued at $39,750. The shares were restricted in accordance with Rule 144. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor is a sophisticated investor and familiar with our operations.

Item 3. Defaults Upon Senior Securities.

There have been no events required to be reported under this Item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following Exhibits required by Item 601 of Regulation S-K to be filed herewith are either filed herewith or incorporated by reference to previously filed documents, as indicated.

Item No.	Description

3.1.1(10)	Articles of Incorporation

3.1.2(11)	Certificate of Designation of the Preferences, Rights, Limitations, Qualifications and Restrictions of the Series A Preferred Stock of M Line Holdings, Inc.

3.2(9)	Amended and Restated Bylaws

10.1(1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2(1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.3(1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4(1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.5(1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

10.6(1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.7(2)	Commercial Real Estate Lease with SG&H Partners, LP for Anaheim Property dated August 13, 2010.

10.8(3)	Addendum No. 2 dated September 30, 2011 to Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.9(3)	Executive Employee Agreement with Barton Webb dated July 25, 2012

10.10(4)	Loan and Security Agreement with Utica Leaseco, LLC dated October 8, 2012

10.11(4)	Note and Stock Purchase Agreement with Spagus Capital Partners, LLC dated September 29, 2011

10.12(10)	Executive Employee Agreement with Anthony L. Anish dated July 1, 2011

10.13(10)	Executive Employee Agreement with Jitu Banker dated July 1, 2011

10.14(11)	Credit Agreement, dated as of March 31, 2013, but made effective as of April 30, 2013, by and among M Line Holdings, Inc., E.M. Tool Company, Inc. and Precision Aerospace and Technologies, Inc., collectively, as Borrowers, and TCA Global Credit Master Fund, LP, as Lender

10.15(11)	Revolving Note, issued as of March 31, 2013, effective as of April 30, 2013, by M Line Holdings, Inc., E.M. Tool Company, Inc. and Precision Aerospace and Technologies, Inc., collectively, as Borrowers, to TCA Global Credit Master Fund, LP, as Lender

10.16(11)	Security Agreement, dated as of March 31, 2013, but made effective as of April 30, 2013, by and among M Line Holdings, Inc., E.M. Tool Company, Inc., Precision Aerospace and Technologies, Inc., collectively, as Debtors, and TCA Global Credit Master Fund, LP, as Secured Party

21	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of George Colin

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jitu Banker

32.1	Section 1350 Certification of George Colin

32.2	Section 1350 Certification of Jitu Banker

(1)	Previously filed with Registration Statement on Form 10-12G filed with the Commission on May 16, 2008.
(2)	Previously filed with First Amended Current Report on Form 8-K/A filed with the Commission on October 10, 2008.
(3)	Previously filed with Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed with the Commission on November 13, 2008.
(4)	Previously filed with Current Report on Form 8-K filed with the Commission on April 24, 2009.
(5)	Previously filed with Current Report on Form 8-K filed with the Commission on July 6, 2009.
(6)	Previously filed with Annual Report on Form 10-K for the period ended June 30, 2010 filed with the Commission on November 12, 2010.
(7)	Previously filed with Annual Report on Form 10-K for the period ended June 30, 2011 filed with the Commission on October 13, 2011.
(8)	Previously filed with Annual Report on Form 10-K for the period ended June 30, 2012 filed with the Commission on October 16, 2012.
(9)	Previously filed with Current Report on Form 8-K filed with the Commission on March 14, 2013.
(10)	Previously filed with Quarterly Report on Form 10-Q for the period ended December 31, 2012 filed with the Commission on February 19, 2013.
(11)	Previously filed with Current Report on Form 8-K filed with the Commission on May 6, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M Line Holdings, Inc.

Dated: May 20, 2013		/s/ George Colin
	By:	George Colin
President, Chief Executive
Officer and a Director

Dated: May 20, 2013		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer,
and a Director

-30-