Form 10-K
period 2013-06-30
M LINE HOLDINGS INC
filed 2013-12-31
CIK 1072248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Aggregate market value of the voting stock held by non-affiliates: $595,594 as based on last reported sales price of such stock.  The voting stock held by non-affiliates on that date consisted of 29,779,701 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of December 18, 2013, there were 75,306,275 of common stock, par value $0.001, issued and outstanding.

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

Acquisition of Elite Machine and Reverse Acquisition Accounting

On December 11, 2001, we finalized an agreement to acquire 100% of the issued and outstanding capital stock of E.M. Tool Co., Inc. dba Elite Machine Tool (“Elite Machine”) . Immediately prior to the merger, we had 100,000,000 shares authorized, of which 6,768,000 shares were outstanding. Pursuant to the merger, all of the outstanding shares of Elite Machine, aggregating 21,262 shares, were exchanged for shares of our common stock on a 1 to 1,274 basis or into 27,072,000 (net of 600,000 shares subsequently cancelled) shares of our common stock leaving a total of 33,240,000 shares of common stock issued and outstanding after the merger. Immediately after the merger, our previous officers and directors resigned and the executive officers and directors of Elite Machine were elected and appointed to such positions, thereby effecting a change of control.

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

Acquisition of Precision Aerospace and Technologies, Inc. (formerly Eran Engineering, Inc.)

In October, 2003, pursuant to a Stock Purchase Agreement, dated June 17, 2003, we acquired all the issued and outstanding shares of Precision Aerospace and Technologies, Inc. (“Precision”) formerly Eran Engineering), a California corporation, from its two shareholders, Hans B. Thallmayer and Alice Thallmayer, for an aggregate purchase price of $1,250,000. In addition to a cash payment of $650,000, which was credited to the purchase price, we executed a promissory note in favor of the sellers in the principal amount of $600,000, payable in three equal annual installments of $200,000 and accruing simple interest at the rate of six percent (6%) per annum. Our obligation under the promissory note was secured by the pledge by Lawrence A. Consalvi, a former Director and former President and Chief Executive Officer, and Joseph T.W. Gledhill, a former Vice President and Director, of a security interest in certain shares of our common stock worth approximately $4,285,716 as of the date of the pledge. Concurrently with the closing of the acquisition, Precision (formerly Eran Engineering) purchased from R & H Investments, a partnership owned by the two selling shareholders of Precision (formerly Eran Engineering), the building in which Precision (formerlyEran Engineering) operates its business. The purchase price for the building was $1,250,000, and was paid as follows:

•	$650,000 in cash and;

•	A promissory note in the principal amount of $600,000, bearing simple interest at the rate of 6% per annum.

The cash portion of the purchase price paid by us for Precision (formerly Eran Engineering) and the building was financed pursuant to a term loan from Financial Federal Credit (“FFC”), in the principal amount of $1,300,000. The loan from FFC was primarily secured by a deed of trust on the building acquired by Precision and a security interest in all the equipment owned by Precision This note has been paid in full.

Further, in connection with the acquisition, Precision entered into employment agreements with Erich Thallmayer to serve as the President and Chief Executive Officer of Precision at an annual base salary of $105,600 and with Hans Thallmayer to serve as its Operating Manager at an annual base salary of $90,000. Our former Director and Vice President, Joseph T.W. Gledhill, subsequently replaced Erich Thallmayer as the company's President and Chief Executive Officer. Hans Thallmayer is no longer employed as the company's Operating Manager. We have no obligation to either Erich Thallmayer or Hans Thallmayer in connection with their past employment agreements.

As discussed below, Precision manufactures and assembles specialized, precision components used primarily in the commercial aviation, medical, and defense industries. In 2007 Precision moved its manufacturing plant to Tustin and the building purchased in the acquisition was sold. Barton Webb was appointed in July 2011 to serve as the President of Precision.

Precision Aerospace and Technologies, Inc. a Nevada Corporation (“Precision”) was formed in April 2013 and Eran Engineering, Inc. was merged into Precision.

Re-Registration of our Common Stock

On May 16, 2008, we filed a registration statement on Form 10 to re-register our common stock, that had been delisted in May 2006, under Section 12 of the Exchange Act.  As a result, on July 15, 2008, we became subject to the reporting requirements under the Exchange Act.  Effective November 23, 2009, our common stock was re-listed on the OTC Bulletin Board under the symbol “MLHC.”

Business Overview

We currently conduct all of our operations through two of our two wholly-owned subsidiaries: E. M. Tool Company, Inc. dba Elite Machine Tool Company and Precision Aerospace & Technologies, Inc. (formerly Eran Engineering). Through Elite Machine we refurbish and sell pre-owned CNC (computer numerically controlled) machine tool equipment and service and rebuild CNC equipment for customers and Precision is a customer focused, industry leading aircraft and medical precision metal component manufacturer offering low cost build-to-print and assembly services for production and spare parts, with design, development and sustaining engineering support services for it’s customers.

Our services and products are primarily marketed and sold to the commercial aviation and defence, medical, , and energy industries. Currently we manage the operations of these subsidiaries. In the future we hope to expand our business, both through the growing of our existing businesses and their client bases, as well as through acquisitions of companies that complement the products and services we currently offer.

Machine Sales Group

The Machine Sales Group is currently composed of one subsidiary, Elite Machine, which is in the business of acquiring refurbishing and selling computer numerically controlled (“CNC”) machine tools, and providing service and machine rebuilds, to manufacturing customers.

CNC machines use commands from an onboard computer to control the movement of cutting tools and the rotation speeds in order to cut precision metal parts.. The computer controls enable the operator to program specific operations, such as part rotation and tooling selection and movement for a particular part and then store that program in memory for future use. Because CNC machines can manufacture parts unattended and operate at speeds faster than similar manually-operated machines, they can generate higher profits with less rework and scrap. Elite Machine specializes in selling refurbished Mori Seiki and other high end Japannes manufactured machine Tools.

For the years ended June 30, 2013, and 2012, the Machine and Tools Group accounted for $5,810,909 (62.32%) and $5,929,967 (58.26%) of our total sales, respectively. This segment of our business also accounted for 66.6% and 31% of our gross profits for the years ended June 30, 2013, and 2012, respectively.

(a)          Company Overview

Elite Machine is a California corporation and was founded in 1990 by our former Director and Executive Vice President, Lawrence A. Consalvi. Mr. Consalvi was previously the President of Elite Machine. Through the reverse merger transaction described above, Elite Machine became our wholly-owned subsidiary. Elite Machine specializes in the sale of preowned CNC machine tools including Mori Seiki, and other high end Japoanes manufactured machine tools. Elite Machine is a leading dealer of pre-owned CNC machines in the Western United States. Elite Machine purchases pre-owned CNC machinery from Japan, Europe, and the United States, and inspects and where necessary repairs and refurbishes the machine tools prior to resale. the refurbishing completed on CNC machines it purchases typically includes painting, replacing parts, and servicing the machine.

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

Elite Machine purchases all the pre-owned machines it sells, bears the risk of reselling the machines, and is responsible for all costs incurred in order to resell the machines. Normally the machines sold by Elite Machine are sold “as is.” However, Elite Machine does offer a limited warranty to the purchasers of the used CNC machines it sells, but the company is planning on moving away from this practice. Currently, approximately 40% of Elite Machine’s customers purchase with some type of warranty with most on a 30-day warranty.

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

(d)           Sales, Marketing and Distribution.

The Elite Machine product line consists primarily of pre-owned CNC machines. These machines are predominately marketed through our in-house sales staff. Sales personnel are assigned regions and sell the machines in their territory.  Used machines are sold on a warranty basis, typically with a 30-day expiration, and generally include installation of the machine at the customer’s location. We also sell machine tools through alternative channels such as the internet and auctions.

On September 24, 2008, Lawrence A. Consalvi resigned from his position as President of Elite Machine.  Currently Mr. Consalvi manages Elite Machine.

(e)           New Product Development.

Due to Elite Machine selling machines manufactured by third parties, as opposed to being a manufacturing company, the company does not engage in new product development. However, the company does advise the CNC machine manufacturers regarding customer needs and requirements to assist with their future machine development.

(f)           Competition.

Our competitors in the machine tool industry consist of a large fragmented group of companies, including certain business units or affiliates of our customers. Our management believes that competition within the industry will not increase significantly as the barrier to entry carries a very high cost however industry consolidations and trends toward favoring greater outsourcing of components and a reduction in the number of preferred suppliers will increase. Certain of our competitors may have substantially greater financial, production and other resources and may have (i) the ability to adapt more quickly to changes in customer requirements and industry conditions or trends, (ii) stronger relationships with customers and suppliers, and (iii) greater name recognition.

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

However, in as much as Elite Machine refurbishes used CNC machines to resell, it maintains strict control standards on the maintenance and use of its equipment to ensure employee safety during the refurbishing process.

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

(n)           Employees.

As of June 30, 2013, we, with our subsidiaries, employ a total of 57 full-time employees, including 2 executive employees. Of these employees our Machine Sales Group employs 2 managerial employees, and 10 employees engaged in the sales and processing of CNC machine sales and the precision manufacturing group employs 7 managerial employees and 35 machinists and support personnel.

We are not aware of any problems in our relationships with our employees. Our employees are not represented by a collective bargaining organization and we have never experienced any work stoppage.

Precision Manufacturing Group

The Precision Manufacturing Group is composed of Precision (formerly Eran Engineering), a wholly-owned subsidiary. Precision is a customer focused, industry leading aircraft and medical component manufacturer offering low cost build-to-print and assembly services for production and spare parts, with design, development and sustaining engineering support services for it’s customers. Precision, with an installed base of over forty CNC machines, manufactures parts and assemblies primarily for the aerospace and medical industries. Aerospace Customers include Panasonic Avionics Corporation (“Panasonic”), Rockwell Collins, UTC Aerospace, (formerly Goodrich Aerostructures), a division of the United Technologies Group and our largest medical customer, Beckman Coulter (formerly Iris Diagnostics) a division of the Danaher Group.

For the years ended June 30, 2013 and 2012, the Precision Manufacturing Group accounted for $3,513,776 (37.68%) and $4,247,482 (42%) of our sales, respectively.  This segment of our business also accounted for 33% and 50% of our gross profits for the years ended June 30, 2013 and 2012, respectively.

(a)           Company Overview.

(1)            Precision Aerospace & Technologies, Inc., (formerlyEran Engineering, Inc).

In October, 2003, pursuant to a Stock Purchase Agreement, dated June 17, 2003, we acquired all the issued and outstanding shares of Precision (formerly Eran Engineering, a California corporation), from its two shareholders for an aggregate purchase price of $1,250,000. In addition to a cash payment of $650,000, which was credited to the purchase price, we executed a promissory note in favor of the sellers in the principal amount of $600,000, payable in three equal annual installments of $200,000 and accruing simple interest at the rate of six percent (6%) per annum. Our obligation under the promissory note was secured by the pledge by Lawrence A. Consalvi, our then President and Chief Executive Officer, and Joseph T.W. Gledhill, our former Vice President and Director, of a security interest in certain shares of our common stock worth approximately $4,285,716 as of the date of the pledge. Concurrently with the closing of the acquisition, Precision (formerly Eran Engineering) purchased from R & H Investments, a partnership owned by the two selling shareholders of Precision (formerly Eran Engineering), the building in which Precision (formerly Eran Engineering) operated its business. The purchase price for the building was $1,250,000, and was paid as follows:

•	$650,000 in cash and;

•	A promissory note in the principal amount of $600,000, bearing simple interest at the rate of 6% per annum.

Concurrently with the acquisition of Precision (formerly Eran Engineering), we purchased the Santa Ana, California, building in which Precision (formerly Eran Engineering) operated. The purchase price for the building was $1,250,000, of which we paid $600,000 by a promissory note in the amount of $600,000 and the remainder in cash financed pursuant to a term loan in the principal amount of $1,300,000. On February 23, 2007, we completed the sale of the building and property for a sales price of $2,017,000 resulting in a net gain to us of over $600,000.

(b)           Product Manufacturing.

Precision is a customer focused, industry leading aircraft and medical component manufacturer offering low cost build-to-print and assembly services for production and spare parts, with design, development and sustaining engineering support services for it’s customers. Precision, with an installed base of over forty CNC machines, manufactures parts and assemblies primarily for the aerospace and medical industries. Aerospace Customers include Panasonic Avionics Corporation (“Panasonic”), Rockwell Collins, UTC Aerospace, (formerly Goodrich Aerostructures), a division of the United Technologies Group and our largest medical customer, Beckman Coulter (part of the Danaher Group).

The primary components sold by Precision during the years ended June 30, 2013 and 2012, were parts sold to Panasonic Avionics Corporation, a leading provider of in-flight entertainment systems for commercial aircraft. The other components were parts manufactured for, and sold to, medical companies and general commercial aircraft companies. Precision (formerly Eran Engineering) maintains approximately 40 CNC machines for use in its specialized manufacturing processes. Barton Webb, serves as the President of Precision.

(c)           Sales, Marketing and Distribution.

Precision maintains an in-house sales staff that solicits orders from customers. Solicitation of orders is generally based upon relationships with buyers versus the use of advertising or other forms of solicitation. Orders are received via a bid process and Precision prepares costs estimates and submits a bid for the manufacturing order. Once an order is received, generally through a binding purchase order, Precision programs its machines to manufacture the part. Parts are manufactured internally and then in most cases, assembled at Precision facility. Some assemblies require the receipt of parts manufactured by other companies and as a result, delays in shipment could be encountered as a result of delays in manufacturing by contractors retained by the customer. Precision has no control or liability for these parts manufactured by other manufacturers used in the assembly’s delivered by Precision.

(d)           New Product Development.

Precision does not develop any proprietary products. Instead, Precision works with principal manufacturers to machine the components they require for the development of their products.

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

The competition for design, manufacturing and service in precision machining and machine tools consists of independent firms, many of which, however, are smaller than our collective group of wholly owned subsidiaries. We believe that this allows us to bring a broader spectrum of support to its customers.

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

Although there are numerous domestic and foreign companies which compete in the markets for the products and services offered by us, our management believes that it will be able to compete effectively with these firms on price and ability to meet customer deadlines and the stringent quality control standards. We strive to develop a competitive advantage by providing high quality, high precision and quick turnaround support to customers from design to delivery.

(f)           Sources and Availability of Raw Materials.

Our precision equipment group utilizes a variety of raw materials in its specialized manufacturing processes, however, the primary raw materials it uses are widely available and we believe they will be readily available for our use as needed.

(g)           Dependence on Major Customers.

Precision has two major customers:  Panasonic Avionics Corp., which accounted for 45.22% and 53.77% of Precision’s total revenue for the years ended June 30, 2013 and 2012, respectively, and Beckman Coulter, which accounted for 14.73% and 8.14% of Precision’s total revenue for the years ended June 30, 2013 and 2012 respectively.

(h)           Patents, Trademarks and Licenses.

Precision does not have any patents or licenses, or other intellectual property.

(i)           Need for Government Approval.

As a manufacturer of precision parts, Precision’s business is not subject to government approval for its operations or its end products. .

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

Although there are not many regulations on the manufacturing of precision parts, there are certifications companies can receive in the industry. Precision is ISO 9001-2008 and AS9100 rev. C registered.

(k)           Research and Development.

Our precision manufacturing group does not normally engage in research and development. Precision purchases manufactured CNC machines and receives a purchase order with detailed instructions from its customers regarding the specifications for the parts it wishes to have Precision manufacture.

(l)           Effects of Compliance with Environmental Laws.

The precision manufacturing industry is subject to environmental laws and regulations concerning emissions into the air, discharges into waterways, and the generation, handling, storage and disposal of waste materials, some of which may be hazardous.

The precision manufacturing division utilizes various coolants and lubricants that could be considered hazardous waste. Care is taken to prevent accidental discharge and all coolants and lubricants removed from machines are contained and disposed of by an outside waste disposal company. In addition, our Tustin facility is subject to certain local waste water regulations and is required annually to have its waste water and backflow prevention equipment tested by an outside testing agency. The last test was performed in November 2013.

Precision strives to comply with all applicable environmental, health and safety laws and regulations. Precision believes that its operations are in compliance with all applicable laws and regulations on environmental matters. These laws and regulations, on federal, state and local levels, are evolving and frequently modified and we cannot predict accurately the effect, if any, they will have on its business in the future. In many instances, the regulations have not been finalized, or are frequently being modified. Even where regulations have been adopted, they are subject to varying and contradicting interpretations and implementation. In some cases, compliance can only be achieved by capital expenditure and we cannot accurately predict what capital expenditures, if any, may be required.

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

(m)           Employees.

As of June 30, 2013, we, with our subsidiaries, employ a total of 57 full-time employees, including 2 executive employees. For the precision manufacturing group, we employ 4 managerial employees, 1 sales manager, and 35 employees engaged in precision metal parts manufacturing related positions  and the machinery sales group employs 2 managerial employees and 10 sales and support personnel.

We are not aware of any problems in its relationships with its employees.  The Company’s employees are not represented by a collective bargaining organization and the Company has never experienced any work stoppage.

Industry Overview

CNC Machines

Since the introduction of CNC tooling machines, continual advances in computer control technology have allowed for easier programming and additional machine capabilities. A vertical turning machine permits the production of larger, heavier and more oddly-shaped parts on a machine that uses less floor space when compared to the traditional horizontal turning machine because the spindle and cam are aligned on a vertical plane, with the spindle on the bottom. Horizontal turning machines have become faster and more accurate with the ability to perform more functions i.e. milling of the parts and cross milling both on and off center line of the part. The vertical turning machines have additionally increased thru-put for part production through increased spindle RPM’s (rotations per minute), with the ability to accomplish high speed machining and increased accuracy through new electronics. Finally, horizontal machines through the same features mentioned above and with the expansion of more tools and the ability to add multiple pallets out in the field, gives the customer the ability to grow into the machine as his work flow increases.

Precision Tools

The precision tools industry, as it relates to Precision (formerly Eran) and our business, deals with the manufacturing of specific, specialized parts for use in several different industries, including, but not limited to, the commercial aviation, medical, aerospace and defense industries. Since the introduction of Computer Numerical Control (CNC) machines into the manufacturing arena, the process of taking raw material and producing a product have had a significant impact in today’s highly competitive manufacturing environment. Precision tool manufacturing companies operate by receiving a purchase order from a customer, then with a blueprint drawing from engineering, and produce a part program which is then loaded into the on board memory of the CNC machine tool. The machine tool follows the part program and cuts the material into the desired shape which the engineers have designed. The CNC Machine tool benefits are: a more consist end product as well as a closer tolerance product on a consistent part-over-part process. In today’s competitive market all types of raw materials are used from a varied type of steel, aluminum, brass, copper as well as plastics.

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

Our share ownership is concentrated.

Money Line Capital, Inc., our largest shareholder, controls approximately 21.6% of our outstanding common stock.  Our officers and directors, as a group, own a majority of Money Line Capital, Inc.’s common stock and own an additional 30.8% of our common stock as a group.  As a result, these stockholders can exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, these stockholders may dictate the day to day management of the business. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors. In addition, the interests of these stockholders may not always coincide with the interests of our other stockholders.

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

We have two customers that account for greater than 59% of our total sales for the year ended June 30, 2013.

Panasonic Avionics Corp. account for 45.22% and 53.77% and Iris Diagnostics 14.73% and 8.14% of our total sales for the years ended June 30, 2013 and 2012, respectively.  We do not have a long term, exclusive agreement with these customers. If either of these customers reduced or stopped ordering precision parts from Eran it would have a material adverse impact on our consolidated sales, results of operations and cash flows.

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

As of June 30, 2013 the Company owed Pacific Western Bank $0 and $253,128 at June 30, 2012.

We have paid in full all of our obligations due to Pacific Western Bank, and as a result this settles all outstanding legal disputes between the parties.

As of June 30, 2013, the Company owed Main Credit $20,753 and $1,083,879 at June 30. 2012.

We have refinanced the line of credit with Main Credit and have therefore repaid the sum of $1,063,126 during the fiscal year nded June 30, 2013. The balance due to Main Credit, $20,753 at June 30, 2013 was paid in full in July 2013. We have therefore repaid in full all our obligations to Main Credit in the subsequent fiscal period.

As of June 30, 2013, the Company owed TCA Global Credit Master Fund, LP $1,681,973 and $0 at June 30. 2012.

The company’s Line of Credit with TCA Global Credit Master Fund, LP became due on October 31, 2013 and was renewed for a further six months. Management is currently in the process of refinancing its line of credit with TCA Global Credit Master Fund, LP and is currently in negotiation with other lenders.

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

ITEM 2 – PROPERTIES

In July, 2007, we entered into a 5-year triple net lease for approximately 48,600 square feet of manufacturing and office space in a free-standing industrial building at 2672 Dow Avenue, Tustin, California 92780 for a average monthly rental of $28,390 for the first 12 months, $35,090 for the second 12 months, $36,143 for the third 12 months, $37,227 for the fourth 12 months and $38,334 for the final 12 months. We finalized an amendment to the lease agreement on September 30, 2011 that extends the lease under new terms that commenced on July 1, 2012 and continues until June 30, 2017.  The rent for month 1(July 2012) through month 12 is $27,741, month 13 to 24 $28,573, month 25 to 36, $29,430, month 37 to 48, $30,313 and month 49 to 60, $31,223

We also have a five year lease for approximately 13,820 square feet of office and warehouse space located at 3840 East Eagle Drive, Anaheim, California at a monthly rental rate of $8,777 for the first year, $9,040 for the second year, $9,311 for the third year, $9,591 for the fourth year, and $9,879 for the fifth year.  The lease for this property began September 1, 2010 and expires on August 31, 2015.  The Machines Sales Group resides at this location.

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

No provision has been made in the June 30, 2013 financial statements with respect to this matter. because the Company has assessed the litigation as having no merit and the likelihood of any liability pursuant to this litigation to be extremely low.

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

Abstract of Judgment and Writ were issued August 17, 2012.

A provision has been made in the June 30, 2013 financial statements with respect to this matter in the sum of $37,500.

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

The Company has made a provision in the sum of $60,000.00 in the financial statements as of June 30, 2013 but no payments that are due under the settlement agreement have been made. Judgment was entered on June 16, 2011, and a Writ was issued on February 24, 2012.

5.	Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.

The Complaint was filed on April 14, 2009.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to pay Fox Hills Machining for the sale of two machines from Fox Hills to CNC Repos. The damages sought in the Complaint are estimated to be approximately $40,000. Court records show that a stipulated judgment was entered on August 27, 2012; a writ was issued on September 9, 2012.

However, an agreement has been entered into with Fox Hills Machinery to pay off the judgment in the sum of $48,673.20. A sum of $40,000.00 has been paid in installments of $10,000.00 each effective November 8, 2013 and the final payment was made on December 9, 2013.

A provision of $48,673 was made for this matter in the June 30, 2013 financial statements which was fully paid in December 2013.

6.	C. William Kircher Jr. v. M Line Holdings, Inc. Orange County Superior Court Case No. 00397576

A former attorney for M Line Holdings, Inc. has sued seeking damages for failure to pay legal fees in the amount of $120,166.30.

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock. The Company has issued the 150,000 shares of common stock and made two payments to date. The Company has a provision in the sum of $50,000 in the financial statements as of June 30, 2013.

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

A provision in the sum of $40,000 has been made in the financial statements as of June 30, 2013.

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

11.	Douglas Technologies Group, Inc. v Elite Machine Tool Company and Lawrence Consalvi, et al., case number 30-2013-00657906-CU-FR-CJC.
15

This suit was filed on June 20, 2013 in respect of an alleged deficiency in the machine supplied to Douglas Technologies. The company decided to settle the lawsuit and thereby entered into a settlement agreement with the customer.

This case was settled on November 15, 2013 for $50,000 requiring a commencing payment of $10,000 on November 15, 2013 with the balance being paid in 8 monthly installments of $5,000 each.

A provision in the amount of $50,000 has been made in the financial statements as of June 30, 2013

12.	Donald Yu. v M Line Holdings, Inc., Anthony L Anish and Jitu Banker, et al., case number 30-2012-00574019-CU-BC-CJC.

This suit was filed in respect of consulting services rendered to the Company. The Company decided to settle the lawsuit and thereby entered into a settlement agreement with Donald Yu..

The case was settled on September 25, 2013 for $24,000 requiring two payments of $12,000 each, payable on September 30, 2013 and October 30, 2013.

The Company made the first payment of $12,000on September 30, 2013 but has not made the second payment due on October 30, 2013.

A provision in the amount of $24,000 has been made in the financial statements as of June 30, 2013.

.

13.	Alu Forge, Inc., dba American Handforge . v Jitu Banker, Precision Aerospace & Technologies, Inc., and M Line Holdings, Inc., et al., case number 30-2013-00670772-CL-BC-CJC.

This suit was filed in respect of materials supplied to the Company. The Company decided to settle the lawsuit and thereby entered into a settlement agreement with the plaintiff.

A provision in the sum of $19,500 has been made in the financial statements of the Company at June 30, 2013.

The case was settled on October 31, 2013 for $19,500 with payments of $5,250 due on October 31, 2013, $5,250 on November 30, 2013 both oif whiuch have been paid and the balance of $9,000 is due on December 31, 2013.

The Company made the first two payments of $5,250 with the final payment due on December 31, 2013.

14.	Yates, Fontenot, Smith & Brum, LLC v. M Line Holdings, Inc. (formerly Gateway International Holdings, Inc.), et al.; Case No. 30-2013-00630586.

The above-referenced matter is an unlawful detainer action concerning certain real property located at 2672 Dow Avenue, Tustin, California. The unlawful detainer action was filed against the Company by its landlord Yates, Fontenot, et al. on February 15, 2013. The action is pending in Orange County Superior Court.

On or about September 2013, the parties settled the action for an agreed upon sum payable in installments through January 5, 2014. Assuming all payment obligations are made, plaintiff shall file a request for dismissal with prejudice of the entire action by or before March 14, 2014.

A provision in the amount of $255,374 has been made in the financial statements as of June 30, 2013

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Fiscal Year Ended June 30,	Period	Bid Prices
		High	Low
2012	First Quarter	$0.07	$0.02
	Second Quarter	$0.06	$0.03
	Third Quarter	$0.05	$0.01
	Fourth Quarter	$0.03	$0.02

2013	First Quarter	$0.06	$0.01
	Second Quarter	$0.03	$0.01
	Third Quarter	$0.08	$0.01
	Fourth Quarter	$0.0504	$0.01

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

Holders

As of June 30, 2013, there were 70,211,145 shares of our common stock outstanding held by134 holders of record of our common stock and numerous shareholders holding shares in brokerage accounts.  Of these shares, 31,819,701were held by non-affiliates.  On the cover page of this filing we value these shares at $0.024.  These shares were valued at $0.024 per share, which was closing price of our common stock on the OTC Bulletin Board on December 21, 2013.

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

Recent Issuance of Unregistered Securities

During the year ended June 30, 2013, the company issued the following shares of common stock.

14,840,000 shares were issued to financial advisors and other parties in payment of services to the Company. The Company valued the shares at the market price on the issuance dates in the sum of $267,942.

The Company also issued 8,500,000 shares of the Company common stock in lieu of salaries and expenses due on behalf of related parties. The shares were valued at $168,700 based on the market price of the shares at the grant date

During the year ended June 30, 2013, the Company issued 200,000 Series A Preferred shares to a lender in connection with our line of credit.

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This annual report on Form 10-K of M Line Holdings, Inc. for the year ended June 30, 2013 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates as we have in the past. Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible. While management believes that adequate allowances have been provided in the Consolidated Financial Statements, it is possible that we could experience unexpected credit losses. Our accounts receivable are concentrated in a relatively few number of customers. One customer, Panasonic Avionics Corporation (“Panasonic”), a leading provider of in-flight entertainment systems for commercial aircraft, accounts for 23.38% and 44.64% of our consolidated accounts receivable balance at June 30, 2013 and 2012, respectively.  Therefore, a significant change in the liquidity or financial position of any one customer could make it more difficult for us to collect our accounts receivable and require us to increase our allowance for doubtful accounts, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

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

Based on management’s review, we determined that there was no impairment provision of long-lived assets for the year ended June 30, 2013.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Results of Operations

Sales Concentration

The sales within our Precision Manufacturing segment are highly concentrated within two customers, Panasonic Avionics and Beckman Coulter. Sales to these customers accounted for 23% and 26% of consolidated sales for the years ended June 30, 2013 and 2012, respectively. The loss of all or a substantial portion of sales to this customer would cause us to lose a substantial portion of our sales within this segment and on a consolidated basis, and have a corresponding negative impact on our operating profit margin due to operation leverage this customer provides. This could lead to sales volumes not being high enough to cover our current cost structure or provide adequate operating cash flows. Panasonic has been a customer of ours for approximately 15 years and we believe our relationship is good.

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

Segment Information

	For the year ended June 30, 2013	For the year ended June 30, 2012	Change

Sales by segment:
Machine Sales	$5,810,909	$5,929,967	(119,058)
Precision Engineering	3,513,776	4,247,482	(733,706)
	9,324,685	10,177,449	(852,764)

Gross Profit by segment:
Machine Sales	1,174,017	1,105,395	68,622
Precision Engineering	589,214	1,741,329	(1,152,115)
	1,763,231	2,846,724	(1,083,493)

Gross Profit by segment: %
Machine Sales	66.58	17
Precision Engineering	33.42	41

Results of Operations for the Year Ended June 30, 2013 and 2012

Introduction

For the twelve months ended June 30, 2013, we generated $9,324,685 in revenues on cost of sales of $7,561,454.  With these revenues and cost of sales for the year ended June 30, 2013, we had a net loss of $4,393,268, after taxes.  For the year ended June 30, 2012, we had revenues of $10,177,449, on cost of sales of $7,330,725.  With these revenues and costs of sales we had a net loss of $768,242, after taxes, for year ended June 30, 2012.  An explanation of these numbers and how they relate to our business is contained below.

Revenues, Expenses and Loss from operations:
	Year ended June 30, 2013	Year ended June 30, 2012
Revenues	$9,324,685	$10,177,449
Cost of Sales	7,561,454	7,330,725
Selling, General and Administrative Expenses	4,226,647	2,629,232
Write off of related party receivable	1,446,067	0
Amortization of intangible asset	0	31,952
Operating income (loss)	(3,909,483)	185,540
Interest Expense	(497,365)	(208,145)
Gain on sale of assets	0	138,642
Gain on debt settlement	0	86,097
Total Other Income (Expense)	(497,365)	(743,237)
Net Loss before income tax	$(4,393,268)	$(765,842)

Revenues

Sales in the fiscal 2013 period decreased 8.38% compared to the comparable period in fiscal 2013.

The change is attributable primarily to a decrease in sales in the Precision Manufacturing Group.  Sales decreased by (2.01) % in the Machine Sales Group and by (17.27) % in the Precision Manufacturing Group.

The machine sales group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that affect the price that equipment can be sold for. The average sale price of the 86 pieces of equipment sold in the year ended June 30, 2013 was $61,224 compared to the comparable period in fiscal 2012 of 84 pieces of equipment sold at an average sale price of $67,239. In addition repair work for the year ended June 30, 2012 was $146,712 compared to the comparable period in fiscal 2012 of $156,098.

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

The decrease in sales in the Precision Manufacturing Group is the result of a decrease of $756,817 in sales of precision metal component parts from a customer of ours, Panasonic Avionics, in the fiscal year ended June 30, 2013, compared to the fiscal year ended June 30, 2012 compared to $46,078 from fiscal year 2011 to 2012. Furthermore new customer sales to Goodrich Aerostructures resulted in an increase of $84,950 during the year ended June 30, 2013 as compared to $256,878 for new customers in the comparable period in fiscal 2012.

Our precision manufacturing group has recently received orders from Panasonic Avionics, and we expect to increase our sales to much higher levels fiscal 2014 to those achieved in fiscal 2013. We have contacted new customers and expect to receive orders shortly. We anticipate increasing our sales to old and new customers should result in a positive effect on the future results of the Company.

We anticipate that as a result of an increase in activity in the aerospace industry, we will continue to grow the revenues of both the Machine Tool Group and the Precision Manufacturing Group.

Gross Margin

Gross profit decreased by 38.06% compared to the comparable period in fiscal 2012. The gross profit for the Machine Sales Group increased by 6.2% due to an increase in margins as a result of lower prices and associated costs paid for product. The decrease within the Precision Manufacturing Group of 66.2% resulted from lower margins as a result of the decrease in sales in this group.

Cost of Sales

Our cost of sales for the year ended June 30, 2013, was $7,561,454 and consisted primarily of used CNC machines, refurbishment of those machines and raw materials usage, compared to our cost of sales for the year ended June 30, 2012 of $7,330,725.  The increase in our cost of sales was primarily due to the increase in the purchase of raw materials and outside processing costs to meet the sales of our precision manufacturing group.

Write off of Related Party receivable

The related party receivable of $1,446,067 for the fiscal year 2013 was written off in full .

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are those expenses we have related to the actual sales of our products and the costs we incur in transporting those products.  For the year ended June 30, 2013 our selling general and administrative expenses were $4,226,647, compared to $2,661,184 for the year ended June 30, 2012.  Our selling, general and administrative expenses for the year ended June 30, 2013, primarily consisted of salaries of $2,051,973, rent of $460,565, legal and professional fees of $506,853, insurance expenses of $166,275, and legal settlements of $352,447.

Interest Expense

For the year ended June 30, 2013, our interest expense increased by $289,220 compared to the comparable period in 2012. The change is attributable to higher average debt balances and increases in the average interest rate paid on our debt and capital lease obligations.

Research and Development

We did not incur research and development expenditures during the fiscal 2013 period.

However, we did incur research and development expenditure during the third quarter of fiscal 2012, which represented the development costs incurred for aircraft structures. The Company upgraded its manufacturing base from purely aircraft interiors to a combination which includes aircraft structures. and therefore incurred considerable startup costs relating to these developments.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources. At June 30, 2013, our cash and cash equivalents totaled $182,305.

At June 30, 2013, we had $0 in debt outstanding under our credit agreement with Pacific Western Bank as all outstanding debt with the bank had been paid off in full. The credit agreement provided for borrowings of up to $1,500,000, and included a line of credit, a term loan and a letter of credit. The amount outstanding under the line of credit, term loan and letter of credit are all $0, as of June 30, 2013.

As of June 30, 2013, we had $20,753 in debt outstanding under our Accounts Receivable and Inventory line of credit with Main Credit. We have subsequent to year end, paid off the sum of $20,753 in full and final settlement of all of our outstanding debt to Main Credit.

As of June 30, 2013, we had $1,681,973 in debt outstanding under our Accounts Receivable and Inventory Line of Credit with TCA Global Credit Master Fund, LP.

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

Cash Flows

The following table sets forth our cash flows for the years ended June 30:

Provided by (used in)	2013	2012	Change

Operating activities	(539,087)	266,425	(272,662)
Investing activities	(19,335)	(59,907)	40,572
Financing activities	735,515	110,508	625,007
	177,093	(215,824)	392,917

Cash Flows for the Years Ended June 30, 2013 and 2012

Operating Activities

Net cash used in operating activities was $(539,087) for the year ended June 30, 2013, compared to $(266,425) for the year ended June 30, 2012.  Our cash used in operating activities for the year ended June 30, 2013 was primarily due to net losses of $(4,393,268) offset by non-cash expenses related to inventory reserves, depreciation, amortization, share based compensation and write off of related party receivables totaling to $2,440,793, $(195,693) in accounts receivables, $(146,499) in inventories, $(30,639) in prepaid expenses and other assets and $1,626,806 in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities was ($19,335) for the year ended June 30, 2013, compared to $(59,907) for the year ended June 30, 2012.  The cash used for investing activities for the year ended June 30, 2013 was for capital expenditures.

Financing Activities

Net cash provided by financing activities was $735,515 for the year ended June 30, 2013, compared to $110,508 for the year ended June 30, 2012.  The cash provided by financing activities for the year ended June 30, 2013, consisted of $348,847 in net borrowings on our line of credit, $596,051 in proceeds on note payables, and $222,125 in payments on note payables and capital leases.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2013:

	2014	2015	2016	2017	Thereafter	Total
Debt obligations	2,448,683	123,780	123,780	71,343	—	2,767,586
Capital leases	54,501	54,501	36,241			145,243
Operating leases	457,410	471,132	463,174	472,508	328,152	2,192,376
	2,962,608	651,428	625,211	545,868	328,152	5,105,205

Quantitative and Qualitative Disclosures about Market Risk

The only financial instruments we hold are cash and cash equivalents. We also have a fixed interest rate agreement with TCA Global Credit Master Fund, LP secured by receivables and inventory of Precision Aerospace and Technologies, Inc., and E M Tool Co., Inc. In addition we have a fixed interest rate credit facility with Main Credit secured by the receivables and inventory of Eran Engineering.  The Main Credit facility was paid off in full in the subsequent fiscal period. Changes in market interest rates will impact our interest costs.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

M Line Holdings, Inc.

Tustin, CA

We have audited the accompanying consolidated balance sheet of M Line Holdings, Inc. and subsidiaries (collectively, the “Company”) as of June 30, 2013 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M Line Holdings, Inc. and subsidiaries as of June 30, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations. These raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

December 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

M Line Holdings, Inc.

We have audited the accompanying consolidated balance sheet of M Line Holdings, Inc. (the “Company”) as of June 30, 2012 and the related consolidated statements of operation, stockholders' equity, and cash flow for the year then. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and the results of its operations and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred operating losses of $768,242 for the year ended June 30, 2012. The Company had an excess of current liabilities above current assets of a negative working capital of $508,610 at June 30, 2012. The Company has an accumulated deficit of $10,051,106 as of June 30, 2012.  These factors as discussed in Note 3 to the consolidated financial statements raise doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

October 15, 2012

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND JUNE 30, 2012

Assets
	As of June 30	As of June 30
	2013	2012

Current assets:
Cash and cash equivalents	$182,305	$5,212
Accounts receivable, net	990,010	794,317
Inventory, net	1,555,910	1,609,411
Due from related parties	99,348	1,262,615
Deferred financing fees	199,516	—
Total current assets	3,027,089	3,671,555

Property and equipment, net	556,555	543,050
Deposits and other	113,445	82,806
Total assets	$3,697,089	$4,297,411

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
Bank overdraft	$85,542	$—
Accounts payable	1,421,626	996,861
Accounts payable – related party	43,454	—
Accrued expenses and other	2,788,697	1,314,065
Litigation payable	137,500	116,541
Line of credit	1,702,726	1,083,879
Notes payable – current, net of debt discount of $69,996	675,961	597,261
Current portion of capital lease obligations	54,501	71,556
Deferred income	10,000	—
Total Current Liabilities	6,920,007	4,180,163

Notes payable – net of current portion	318,903	19,749
Capital lease obligation, net of current portion	90,742	—
Deferred income taxes	—	16,710
Total liabilities	7,329,652	4,216,622

Commitments and contingencies	—	—

Shareholders' Equity (Deficit):
Preferred Stock: $0.001 par value, 10,000,000 shares authorized, Series A - 200,000 and 0 shares issued and outstanding at June 30, 2013 and June 30, 2012 respectively	200	—
Common stock: $0.001 par, 100,000,000 shares authorized, 70,211,145 and 46,871,145 shares issued and outstanding at June 30, 2013 and June 30, 2012, respectively	70,211	46,871
Additional paid in capital	10,741,397	10,179,021
Related party receivable on issuance of shares	—	(94,000)
Accumulated deficit	(14,444,371)	(10,051,103)
Total shareholders' equity (deficit)	(3,632,563)	80,789
Total Liabilities and Shareholders' Equity (Deficit)	$3,697,089	$4,297,411

The accompanying notes form an integral part of these consolidated financial statements

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2013 AND JUNE 30, 2012

	As of June 30,
	2013	2012
Net sales	$9,324,685	$10,177,449
Cost of sales	7,561,454	7,330,725
Gross profit	1,763,231	2,846,724

Operating expenses:
Selling, general and administrative	4,226,647	2,669,232
Amortization of intangible assets	—	31,952
Write off of related party receivables	1,446,067	—
Total operating expense	5,672,714	2,661,184
Operating income (loss)	(3,909,483)	185,540
Other income (expense):
Interest expense	(497,365)	(208,145)
Research and development expenses	—	(967,946)
Gain on debt settlement	—	86,097
Gain on sale of assets	—	(138,642)
Total other income (expenses)	(497,365)	(951,382)
Loss before income tax	(4,406,848)	(765,842)

Income tax provision (benefit)	(13,580)	2,400
Net loss	$(4,393,268)	$(768,242)

Loss per common share:
Basic and diluted	$(0.07)	$(0.02)
Weighted average common shares outstanding Basic and diluted	60,746,844	45,296,196

The accompanying notes form an integral part of these consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	Preferred Stock		Common Stock		Additional	Related party	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Amount	Receivable	Deficit	Total
Balance at June 30, 2011	—	$—	38,570,845	$38,571	$9,813,315	$(94,000)	$(9,282,861)	$475,025

Shares issued for services	—	—	8,300,300	8,300	365,706	—	—	374,006
Net loss	—	—	—	—	—	—	(768,242)	(768,242)
Balance at June 30, 2012	—	—	46,871,145	46,871	10,179,021	(94,000)	(10,051,103)	80,789

Shares issued for deferred financing costs	200,000	200	—	—	149,074	—	—	149,274
Shares issued for services	—	—	14,840,000	14,840	253,102	—	—	267,942
Shares issued in lieu of payroll	—	—	8,500,000	8,500	160,200	—	—	168,700
Sharebased compensation	—	—	—	—	—	94,000	—	94,000
Net loss	—	—	—	—	—	—	(4,393,268)	(4,393,268)
Balance at June 30, 2013	200,000	$200	70,211,145	$70,211	$10,741,397	$—	$(14,444,371)	$(3,632,563)

The accompanying notes form an integral part of these consolidated financial statements

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2013 AND JUNE 30, 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(4,393,268)	$(768,242)
Adjustment to reconcile loss to net cash provided by (used in) operating activities:
Provision for deferred income taxes	(16,710)	—
Write off related party receivable	1,446,067	—
Gain on disposition of assets	—	(138,642)
Bad debt expense	—	(61,902)
Amortization of deferred financing costs	99,758	—
Amortization of debt discount	7,504	—
Depreciation	173,532	192,755
Amortization of intangible assets	—	31,952
Share based compensation	530,642	374,006
Gain on debt settlement	—	(86,097)
Reserve for inventories	200,000	50,099
Changes in operating assets and liabilities:
Accounts receivable	(195,693)	161,783
Inventory	(146,499)	(460,088)
Prepaid expenses and other assets	(30,639)	11,994
Accounts payable, accrued expenses and other	1,626,806	656,217
Accounts payable related party	43,454	—
Deferred revenue	10,000	—
Litigation payable	105,959	(230,260)
Net cash used in operating activities	(539,087)	(266,425)

Cash flows from investing activities:
Acquisition of property and equipment	(19,335)	(59,907)
Net cash used in investing activities	(19,335)	(59,907)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	348,847	456,834
Proceeds from notes payable	596,051	150,000
Due from related party	(72,800)	(493,116)
Payments on notes payable	(190,701)	—
Payments on capital leases	(31,424)	(3,210)
Bank overdraft	85,542	—
Net cash provided by financing activities	735,515	110,508

Net increase (decrease) in cash and cash equivalent	177,093	(215,824)

Cash and cash equivalents at beginning of period	5,212	221,036
Cash and cash equivalents at end of period	$182,305	$5,212

Supplemental disclosure of cash flow information:
Cash paid for interest	$390,103	$208,145
Cash paid for income taxes	$—	$—

Supplemental disclosure of non cash financing activities:
Borrowings on capital leases	$167,702	$—
Shares issued for deferred financing costs	149,274	—
Settlement of liabilities and deferred financing costs through line
of credit and notes payable	270,000	—

The accompanying notes form an integral part of these consolidated financial statements

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Organization and Business

M. Line Holdings, Inc. (the “Company”) was incorporated in Nevada on September 24, 1997. The Company and its subsidiaries are engaged in the following businesses:

Acquiring, refurbishing and selling pre-owned CNC machine-tool equipment through Elite Machine Tool Company (“Elite”), its wholly owned subsidiary, the machine sales group.

Precision Aerospace & Technologies, Inc., (formerly Eran Engineering, Inc.) (“Precision”), its wholly owned subsidiary, manufactures precision metal component parts for the aerospace, medical and defense industries. This is the precision manufacturing group.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of M Line Holdings, Inc. and its wholly-owned subsidiaries: Elite and Precision. All intercompany accounts and transactions have been eliminated.

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

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company invests its cash balances through high-credit quality financial institutions. From time to time, the Company maintains bank account levels in excess of FDIC insurance limits. If the financial institutions in which the Company has its accounts have financial difficulties, the Company’s cash balances could be at risk.

Sales from significant customers representing 10% or more of sales consist of the following customers for the years ended June 30:

	Year ended June 30, 2013	Year ended June 30, 2012
Percent of sales	17	23
Number of customer	1	1

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

One customer, included in the Precision Manufacturing segment represents a significant concentration. Sales to this customer as a percentage of sales within the Precision Manufacturing Segment are as follows for the years ended June 30:

	Year ended June 30,
	2013	2012
% of segment sales significant customer sales concentration	45	54

Accounts receivable from this customer at June 30, 2013 and 2012 were $254,757 and $354,589 respectively.

The Company’s Precision Manufacturing segment operates a single manufacturing facility located in Tustin, California. A major interruption in the manufacturing operations at this facility would have a material adverse effect on the consolidated financial position and results of operations of the Company.

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

Accounts Receivable

The Company performs periodic credit evaluations and continually monitors its collection of amounts due from its customers. The Company adjusts credit limits and payment terms granted to its customers based upon payment history and the customer's current creditworthiness. The Company does not require collateral from its customers to secure amounts due from them. The Company regularly reviews its accounts receivable and collection of these balances subsequent to each of these periods. The Company maintains reserves for potential credit losses, and historically, such losses have been within management expectations. As of June 30, 2013 and 2012, accounts receivable totals were $990,010 and $794,317, net of an allowance for bad debt expense of $29,566 and $47,193 respectively.

Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first in, first out (“FIFO”) method. The Company provides inventory reserves for obsolescence and other matters based on management’s review of current inventory levels. The Company includes labor and overhead costs directly associated with manufacturing its products in inventory costs.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred financing fees

The Company incurs costs in connection with its line of credit which may consist of legal, finders and due diligence fees. Such costs are deferred and amortized to interest expense over the term of the line of credit. As of June 30, 2013, the Company incurred deferred financing costs of $299,274 of which $99,758 has been amortized to interest expense for the year ended June 30, 2013.

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

Based on management’s review, the Company determined that there was no impairment to its long-lived assets for the years ended June 30, 2013 and 2012.

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

Contingencies and Litigation

The Company evaluates contingent liabilities including threatened or pending litigation.  Management assesses the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each matter. Because of uncertainties related to these matters, management bases its estimates on the information available at the time. As additional information becomes available, management reassess the potential liability related to its pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on the results of operations and financial position.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues generated from the sales of new and pre-owned Computer Numerically Controlled machines from the Machine Tools segment are based on the acceptance of a purchase order and the customer’s acknowledgement of the Company’s terms and conditions which specifies the shipping terms, payment terms and the warranty period, if any. In certain instances, the Company may perform installation services including the leveling of the machine, which is inconsequential. Under agreements with certain new equipment manufacturers, a ninety day warranty is provided to customers whereby the manufacturer is responsible for any replacement parts and the Company is responsible for the installation of the parts. In certain instances, the Company provides warranties for used equipment for periods ranging up to thirty days. Historically, warranty costs have been inconsequential. Generally, the Company does not accept returns of equipment. Warranty expense, included in cost of sales, for the years ended June 30, 2013 and 2012 amounted to $68,364 and $35,047, respectively.

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits.

Advertising

The Company expenses the cost of advertising when incurred as selling expenses. Advertising expenses were $17,901 and $7,685, for the years ended June 30, 2013 and 2012, respectively.

Stock-Based Compensation

The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period or vesting period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

Net Income (Loss) per Share

Basic net loss per share is calculated by dividing net loss by the Company’s weighted average common shares outstanding during the period. Diluted net income per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the Company’s weighted average fair value of the common shares during the period. For each period presented, basic and diluted net loss per share amounts are identical as the Company does not have potentially dilutive securities. The weighted average number of shares used to compute basis and dilute loss per share is the same as the effect of potential dilutive securities is anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, line of credit and notes payable approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term notes approximates the carrying amounts based upon the expected borrowing rate for debt with similar remaining maturities and comparable risk.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassification

Certain reclassification has been made to the previous year’s financial statements to conform to current year presentation with no effect on previously reported net loss.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Going Concern and Management Plans.

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $14,444,371 as of June 30, 2013, negative working capital and negative cash flows from operations for the year ended June 30, 2013.

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

4.	Inventories

Inventories consist of the following at June 30:

	2013	2012
Finished goods and components	$971,099	$1,157,918
CNC machines held for sale	364,583	116,000
Work in progress	415,108	387,969
Raw materials and parts	5,120	5,632
	1,755,910	1,667,519
Less: Reserve for inventories	(200,000)	(58,108)
Inventories, net.	$1,555,910	$1,609,411

5.	Related Party Transactions

As of June 30, 2013, due from related parties of $99,348 includes an amount due from an officer of Elite amounting to $83,348 which is expected to be repaid to the Company within the next fiscal year. The Company advanced funds and paid various general expenses incurred by the related party during the course of business for the years ended June 30, 2013 and 2012.

As of June 30, 2012, the amount due from related parties includes amounts advanced to an entity that is majority-owned by certain officers of the Company amounting to 1,176,229 in connection with its planned acquisitions of the entity’s subsidiaries. The acquisitions did not push through and the Company has written off the outstanding balance as of June 30, 2013 amounting to $1,446,067.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013, the Company owes $43,454 to one of its officers for expenses paid on behalf of the Company.

6.	Property and Equipment

Property and equipment consists of the following at June 30:

	Estimated Useful life (in years)	2013	2012
Machinery and equipment	7	$2,603,313	$2,435,611
Fixtures, fixtures and office equipment	3 to 5	341,308	321,973
Vehicles	5	23,276	23,276
Leasehold improvements	3	105,298	105,298
		3,073,195	2,886,158
Less - accumulated depreciation		(2,516,640)	(2,343,108)
Property and equipment net.		$556,555	$543,050

Depreciation expense was $173,532 and $192,755 for the years ended June 30, 2013 and 2012, respectively.

7.	Accrued Expenses and Other

Accrued expenses and other consist of the following at June 30:

	2013	2012
Compensation and related benefits	$1,934,314	$993,077
Audit fees	72,500	77,500
Other	781,883	243,488
	$2,788,697	$1,314,065

8.	Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of June 30:

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013	2012
2013	$—	$71,558
2014	54,501	—
2015	54,501	—
2016	36,241	—
2017	—	—
Total minimum lease payments	145,243	71,558
Less amount representing interest	—	—
Present value of future minimum lease payments	145,243	71,558
Less current portion of capital lease obligations	54,501	71,558
Capital lease obligations, net of current portion	$90,742	$—

9.	Line of Credit and Note Payable

Pacific Western Bank:

The Company owed $0 and $253,128 plus accrued interest as of June 30, 2013 and 2012 respectively.

Main Credit:

As of June 30, 2013 the Company owed $20,753 principal, which sum was paid in full in July 2013.

TCA Global Master Credit Fund LP (“TCA”):

The line of credit with Main Credit was replaced on April 30, 2013 with a line of credit from TCA up to the amount of $10 million. As of June 30, 2013, the Company has drawn $1,700,000 from the line of which $1,681,973 is outstanding as of June 30, 2013. Amounts drawn from the line of credit are subject to interest of 18% per annum and the loan matured on October 31, 2013 but was extended for a further six months.

The line of credit with TCA Global Credit Master Fund, LP is secured by the receivables and inventory of Precision Aerospace and Technologies, Inc.. and E. M. Tool Co. Inc. and a blanket lien over all of the group’s assets.

10.	Note Payable

Notes payable as of June 30 consist of:

	2013	2012
Notes payable to a financial institution, secured by the underlying equipment in aggregate monthly installments of varying amounts, on a reducing balance method, with terms ranging from 48 to 50 months	$422,940	$253,129
An unsecured note payable to a corporation in respect of accounting software payable in monthly installments of $ 1,923. This note is now due and payable and is being negotiated with the company.	46,811	46,811

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An unsecured note payable to a corporation in respect of machines sold to us payable in monthly installments of $5,000 per month. This note was fully paid as of June 30, 2013.	—	17,070
Two unsecured notes payable in the sum of $150,000, each, to a financial institution in full in November 2011 and March 31, 2012. The Company is currently in default and has negotiated to pay the notes in monthly installments of $20,000 commencing November 2012.	354,459	300,000
An unsecured note payable to a corporation in weekday amounts of $700 increasing to $1,650 in September 2013, and ending in December 2013, net of discount of $38,976	86,624	—
An unsecured note payable to a corporation in weekday amounts of $691.22 each and ending in December 2013, net of discount of $31,020.	84,030	—
TOTAL	994,864	617,010
Less - Current Portion	675,961	597,261
Long Term Portion	$318,903	$19,749

2014	$675,961	$597,261
2015	123,780	19,749
2016	123,780	—
2017	71,343	—
Thereafter	—	—
	$994,864	$617,010

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Litigation Settlements Payable:

Litigation payable at June 30 consists of:	2013	2012

An unsecured note payable to a corporation in settlement of a lawsuit payable on the refinance of the Company's equipment; fully paid in 2013	$—	$48,316

An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly payments of $5,000	60,000	60,000

An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly installments of $1,000, fully paid in 2013	—	8,225

Unsecured notes payable to various parties in settlement of lawsuits payable in full	77,500	—
	$137,500	$116,541

12.	Commitments and Contingencies

Leases

The Company leased its manufacturing and office facilities under non-cancelable operating lease arrangements.

Rent expense under operating leases was $460,565 and $383,932 for the years ended June 30, 2013 and 2012, respectively.

Future rent under lease agreements for the next five years are as follows:

2014	$457,410
2015	471,132
2016	463,174
2017	472,508
Thereafter	328,152
$2,192,376

13.	Litigation

1.	James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No provision has been made in the June 30, 2013 financial statements with respect to this matter because the Company has assessed the litigation as having no merit and the likelihood of any liability pursuant to this litigation to be remote.

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

Abstract of Judgment and Writ were issued August 17, 2012.

A provision has been made in the June 30, 2013 financial statements with respect to this matter in the sum of $37,500.

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

In a hearing in the Superior Court of California, Hwacheon filed an alter ego case against Eran Engineering, Inc. (currently known as Precision Aerospace and Technologies, Inc.), E.M. Tool Company, Inc. and M Line Holdings, Inc. The judge granted the summary judgment against all three defendants in the amount of $403,861, including interest through February 8, 2011. Post judgment proceedings have been initiated by Hwacheon. The Company and Eran Engineering, Inc. (currently known as Precision Aerospace and Technologies, Inc.) filed an appeal, which later was dismissed pursuant to settlement.

The Company entered into a revised settlement agreement for a settlement in the total amount of $85,000, as of March 31, 2013, which was subsequently paid in full on April 30, 2013.

A satisfaction of judgment has been filed in this matter.

4.	Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC415693.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has made a provision in the sum of $60,000 in the financial statements as of June 30, 2013 but no payments that are due under the settlement agreement have been made. Judgment was entered on June 16, 2011, and a Writ was issued on February 24, 2012.

5.	Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.

The Complaint was filed on April 14, 2009.

The Complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to pay Fox Hills Machining for the sale of two machines from Fox Hills to CNC Repos. The damages sought in the Complaint are estimated to be approximately $40,000. Court records show that a stipulated judgment was entered on August 27, 2012; a writ was issued on September 9, 2012.

However, an agreement has been entered into with Fox Hills Machinery to pay off the judgment in the sum of $48,673. A sum of $40,000 has been paid in installments of $10,000 each effective November 8, 2013 with the final payment to be made on December 9, 2013. A provision of $48,673 was made for this matter in the June 30, 2013 financial statements, which was fully paid in December 2013.

6.	C. William Kircher Jr. v. M Line Holdings, Inc. Orange County Superior Court Case No. 00397576

A former attorney for M Line Holdings, Inc. has sued seeking damages for failure to pay legal fees in the amount of $120,166.30.

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock. The Company has issued the 150,000 shares of common stock and made two payments to date. The Company has a provision in the sum of $50,000 in the financial statements as of June 30, 2013.

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

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A settlement of $50,000 was reached in this case, requiring payments commencing on March 11, 2011 for 10 months. The first two month’s payments were made; however, the Company currently is in default of the terms of this settlement agreement. Mr. Consalvi filed his stipulated judgment on March 5, 2012. Abstract of judgment and Writ were issued on March 13, 2012.

A provision in the sum of $40,000 has been made in the financial statements as of June 30, 2013.

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

11.	Douglas Technologies Group, Inc. v Elite Machine Tool Company and Lawrence Consalvi, et al., case number 30-2013-00657906-CU-FR-CJC.

This suit was filed on June 20, 2013 in respect of an alleged deficiency in the machine supplied to Douglas Technologies. The Company decided to settle the lawsuit and thereby entered into a settlement agreement with the customer.

This case was settled on November 5, 2013 for $50,000 requiring a commencing payment of $10,000 on November 15, 2013 with the balance being paid in 8 monthly installments of $5,000 each.

12.	Donald Yu. v M Line Holdings, Inc., Anthony L Anish and Jitu Banker, et al., case number 30-2012-005-740-19-CU-BC-CJC.

This suit was filed in respect of consulting services rendered to the Company. The Company decided to settle the lawsuit and thereby entered into a settlement agreement with Donald Yu.

The case was settled on September 25, 2013 for $24,000 requiring two payments of $12,000 each, payable on September 30, 2013 and October 30, 2013.

The Company made the first payment of $12,000 on September 30, 2013 but has not made the second payment due on October 30, 2013.

A provision in the sum of $24,000 has been made in the financial statements as of June 30, 2013.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Alu Forge, Inc., dba American Handforge . v Jitu Banker, Precision Aerospace & Technologies, Inc., and M Line Holdings, Inc., et al., case number 30-2013-00670772-CL-BC-CJC.

This suit was filed in respect of materials supplied to the Company. The Company decided to settle the lawsuit and thereby entered into a settlement agreement with the plaintiff.

A provision in the sum of $19,500 has been made in the financial statements of the Company at June 30, 2013.

The case was settled on October 31, 2013 for $19,500 with payments of $5,250 due on October 31, 2013, and $5,250 due on November 30, 2013 both of which have been paid with the balance of $9,000 due on December 31, 2013.

14. Yates, Fontenot, Smith and Brum, LLC v M Line Holdings, Inc. (formerly Gateway International holdings, Inc.) et al; Case No. 30-2013-00630586

The above referenced matter is an unlawful detainer action comcerning the real property located at 2672 Dow

Avenue, Tustin, California. The unlawful detainer action was filed against the Company by its landlord Yates, Fontenot et al on February 15, 2013. The action is pending in Orange County Superior Court.

On or about September 2013, the parties settled the action for an agreed upon sum payable in installments through January 5, 2014. Assuming all payment obligations are made the plaintiff shall file a request for dismissal with prejudice of the entire action by March 14, 2014.

A provision in the amount of $255,374 has been made in the financial statements as of June 30, 2013.

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The related provisions for these litigations are reported under litigation payable and accrued expenses and other in the consolidated balance sheet.

13.	Income Taxes

The provision (benefit) for income taxes is comprised of the following for the years ended June 30:

	2013	2012
Current tax expense	$—	$—
Federal	360	—
State	2,770	2,400
Deferred	(16,710)	—
	$(13,580)	$2,400

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

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013	2012
Federal Tax at statutory rate	34%	34%
Permanent differences:
State Income Tax, net of federal benefit	9%	11%
Change in valuation allowance	(20)%	(34)%
Other	(23)%	(3)%
	0%	8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax asset - current	2013	2012
Allowances for bad debt	$12,666	$14,816
Reserve for inventories	85,680	23,147
Accrued expenses	12,884	14,281
Other	15,390	14,311

	126,620	66,555

Non-current
Net operating loss carry forwards	1,414,764	659,149
Depreciation	9,767	25,767
Amortization of intangibles	40,822	2,800

	1,465,355	687,716

Total deferred tax assets	1,591,975	754,271
Valuation allowance	(1,591,975)	(754,271)
Net deferred tax assets	$—	$—

Miscellaneous deferred tax liability
Non-current	$—	$16,710

The Company’s income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. As of June 30, 2013 and 2012 the Company had federal and state net operating loss (“NOL”) carry forwards of approximately $3.7 million and $550,000, respectively, net of Internal Revenue Code ("IRC") Section 382 limitations. If not used, these carry forwards will begin expiring between 2012 and 2021. These net operating losses are available to offset future regular and alternative minimum taxable income.

The Company has recorded as of June 30, 2013 a valuation allowance of $1,591,975, as it believes that it is more likely than not that the deferred tax assets will not be realizable in future years. Management has based its assessment on available historical and projected operating results.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Shareholders’ Equity

The Company’s articles of incorporation authorize up to 100,000,000 shares of $0.001 par value common stock. Shares of common or preferential stock may be issued in one or more classes or series at such time as the Board of Directors determine.

The Company’s articles of incorporation authorize up to 10,000,000 shares of $0.001 par value preferred stock.

The Company designated 200,000 shares as Series A Preferred shares. The Series A preferred shares are not entitled to dividends but are convertible to common shares.

During the year ended June 30, 2012, the Company issued the following shares of common stock:

•	3,650,000 common shares were issued to financial advisors and other parties in payment of services to the company. The Company valued the shares at the market price on the issuance date in the sum of $129,000.

•	The Company also issued 4,237,500 common shares in lieu of salaries and expenses due on behalf of related parties. The shares were valued at $234,006 based on the market price.

•	412,800 common shares were issued to employees of the Company as a bonus in lieu of cash payments. The Company valued these shares at the market price on the issuance date in the sum of $11,000.

During the year ended June 30, 2013, the company issued the following shares of common stock:

•	14,840,000 common shares were issued to financial advisors in payment of services to the company. The Company valued these shares at the market price on the issuance date in the sum of $267,942.

•	The Company also issued 8,500,000 common shares in lieu of salaries and expenses due on behalf of related parties. The shares were valued at $168,700 based on the market price of the shares at the grant dates.

During the year ended June 30, 2013, the Company issued 200,000 Series A Preferred shares to a lender in connection with the line of credit. These shares were valued using the common share’s stock price at the date of grant using the “as if” converted method. The fair value of the shares amounting to $149,274 was recognized as deferred financing costs and amortized over the term of the line of credit.

Non-Qualified Stock Option Plan

In November 2006, the Board approved a Non-Qualified Stock Option Plan for key managers, which, among other provisions, provides for the granting of options by the board at strike prices at or exceeding market value, and expiration periods of up to ten years. No stock options have been granted under this plan.

16.	Segments and Geographic Information

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

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information is as follows as of and for the years ended June 30, 2013 and 2012:

	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$5,810,909	$3,513,776	$—	$9,324,685
Interest expense	44,913	266,400	186,052	497,365
Depreciation and amortization	3,000	166,745	3,787	173,532
Loss before taxes	(55,673)	(1,361,221)	(2,989,954)	(4,406,848)
Total Assets	1,077,202	2,384,185	235,702	3,697,089
Capital Expenditure	$—	$19,335	$—	$19,335

Segment information for the year ended June 30, 2012:

	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$5,929,967	$4,247,482	$—	$10,177,449
Interest expense	10,354	150,545	47,246	208,145
Depreciation and amortization	3,000	169,703	20,052	192,755
Loss before taxes	(57,142)	(670,597)	(38,103)	(765,842)
Total Assets	284,625	2,779,874	1,232,912	4,297,411
Capital Expenditure	$—	$337,191	$—	$337,191

Sales are derived principally from customers located within the United States

Long-lived assets consist of property, plant and equipment and intangible assets and are located within the United States.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

Item 9A Controls and Procedures

(a)            Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

2.           We have not documented our internal controls and have adequate internal controls over our financial reporting process. We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result we were delayed in our ability to calculate certain accounting provisions, such as inventory valuation and deferred taxes.  While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls led to a delay in the filing of this Annual Report.  We were required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ended June 30, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

There are no changes to report during our fiscal quarter ended June 30, 2013.

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

Name	Age	Position(s)

George Colin	81	Director (3/09), Chief Executive Officer (12/08)

Jitu Banker	74	Chief Financial Officer (3/09) and Director (3/09)

Anthony Anish	65	Secretary (6/11) and Director (6/11)

George Colin is the Chairman of the Board.   Since 1994 Mr. Colin has been an independent consultant for numerous corporations regarding general business and investment decisions.  From 1976 to 1994, Mr. Colin was the Chief Executive Officer and majority shareholder of Odyssey Systems.  In this role he managed all aspects of the business.  Mr. Colin also served as a lieutenant in the U.S. Navy.  Mr. Colin received NROTC officer training at Villanova University and obtained a BSCE in 1955.

Anthony Anish became a Director in early 2011 and is currently the COO and Company Secretary. Mr. Anish has extensive business and financing experience having been involved in many growth businesses both in the USA but also in England. Mr. Anish has been managing M Line Holdings, Inc. since March 2009 and has overseen the recovery of the group during the very difficult economic downturn. Mr. Anish qualified as a member of the Institute of Chartered Accountants in London, England in 1971.

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

Board Meetings and Committees

During the fiscal year ended June 30, 2013, the Board of Directors met on a regular basis and took written action on numerous other occasions.  All the members of the Board attended the meetings.  The written actions were by unanimous consent

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors. The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended June 30, 2013, 2012 and 2011 (“Named Executive Officers”):

Name and principal position	Year	Salary ($)	Bonus $	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

George Colin (1) Chief Executive Officer	2013	—	—	—	—	—	—	—	—
	2012	—	—	—	—	—	—	—	—
	2011	—	—	—	—	—	—	—	—
Jitu Banker (2) Chief Financial Officer	2013	135,000	200,000	—	—	—	—	—	335,000
	2012	180,000	—	—	—	—	—	—	180,000
	2011	112,000 (2)	—	—	—	—	—	—	112,000 (2)
Anthony Anish (3) Chief perations Officer/Secretary	2013	135,000	200,000	—	—	—	—	—	335,000
	2012	96,912	—	—	—	—	—	—	96,912
	2011	—	—	—	—	—	—	—	—
Robert Sabahat (3) Former Secretary	2011	—	—	—	—	—	—	—	—

*

Based upon the aggregate grant date fair value calculated in accordance with ASC 718-Compensation-Stock Compensation.  Our policy and assumptions made in valuation of share based payments are contained in the Notes to our June 30, 2013 financial statements.

(1)	George M. Colin was hired as our Chief Executive Officer on December 9, 2008.
(2)	Jitu Banker was hired as our Chief Financial Officer on March 31, 2009. Of the $112,000 of compensation for Mr. Banker in 2011, $98,000 is accrued compensation.
(3)	Robert Sabahat was hired our Secretary effective March 31, 2009 and resigned from his position on June 7, 2011.
(4)	Mr. Anish was hired as our Secretary on June 7, 2011.

Employment Contracts

We have written employment agreements with our executive officers.

Agreement with Anthony Anish. On July 1, 2011, we entered into an employment agreement with Anthony L Anish to serve as our Chief Operating Officer and Secretary, of M Line Holdings, Inc. , at a compensation rate of $210,000 per annum. The initial term of this employment agreement is for three years commencing July 1, 2011, with renewals based on the mutual consent of employee and the company unless terminated by either party. The agreement also provides that for a period of 12 months following termination of the employment agreement, Mr. Anish shall not (i) compete with respect to any services or products of the Company which are either offered or are being developed by the Company, (ii) disclose any information about our affairs including trade secrets, know-how, customer lists, business plans, operational methods, policies, suppliers, customers or other such Company information, nor (iii) use or employ any of our information for his own benefit or in any way adverse to our interests.

Agreement with Jitu Banker. On July 1, 2011, we entered into an employment agreement with Jitu Banker to serve as our Chief Financial Officer, of M Line Holdings, Inc. , at a compensation rate of $180,000 per annum. The initial term of this employment agreement is for three years commencing July 1, 2011, with renewals based on the mutual consent of employee and the company unless terminated by either party. The agreement also provides that for a period of 12 months following termination of the employment agreement, Mr. Banker shall not (i) compete with respect to any services or products of the Company which are either offered or are being developed by the Company, (ii) disclose any information about our affairs including trade secrets, know-how, customer lists, business plans, operational methods, policies, suppliers, customers or other such Company information, nor (iii) use or employ any of our information for his own benefit or in any way adverse to our interests.

Director Compensation

The following table sets forth director compensation as of June 30, 2013:

Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in			Incentive Plan	Compensation	All Other
	Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name	($)	($) *	($) *	($)	($)	($)	($)

George Colin (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jitu Banker (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Robert Sabahat (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Anthony Anish (4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

*	Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

(1)	George M. Colin was appointed to our Board of Directors on January 28, 2009.
(2)	Jitu Banker was appointed to our Board of Directors on January 28, 2009.
(3)	Robert Sabahat was appointed to our Board of Directors on March 31, 2009, and resigned on June 7, 2011.
(4)	Anthony Anish was appointed to our Board of Directors on June 7, 2011.

We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of June 30, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

George Colin	—	—	—	—	—	—	—	—	—

Jitu Banker	—	—	—	—	—	—	—	—	—

Anthony Anish	—	—	—	—	—	—	—	—	—

Robert Sabahat	—	—	—	—	—	—	—	—	—

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2013, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	George Colin (2)	3,790,468		5.2%
Common Stock	Jitu Banker (2)	7,350,000	(4)	10.0%
Common Stock	Anthony Anish (2)	8,432,500		11.5%
Common Stock	Bruce Barren (2)	3,000,000		4.1%
Common Stock	Money Line Capital, Inc. 17702 Mitchell North, Suite 201 Irvine, CA 92614	15,818,476	(6)	21.6%
Common Stock	All Directors and Officers As a group (4 persons)	22,572,968		30.8%

(1)	Unless otherwise indicated, based on 73,211,145 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.
(2)	Indicates one of our officers or directors.
(3)	Unless indicated otherwise, the address of the shareholder is M Line Holdings, Inc.
(4)	Includes 25,000 shares held by Mr. Banker’s son.
(5)	All three of our officers and directors own stock in Money Line Capital, Inc., but none individually or as a group control Money Line’s investment or control decisions, and, therefore, disclaim ownership of Money Line Capital’s stockholdings, including our common stock.
(6)	Includes 1,110,000 shares not owned by Money Line Capital, but controlled by irrevocable proxy.

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

Technically the transaction will not result in a change of control since the shares currently held by Money Line Capital, Inc., the owner of 21.6% of our common stock, will be retired and become treasury shares, and the new owners of a majority of our common stock will be the shareholders of Money Line Capital at the time of the closing of the transaction.

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

MLCI Demand Note. we entered into a Demand Promissory Note dated March 25, 2009 (the “Note”), evidencing the terms under which MLCI will loan us up to $500,000 on an “as needed” basis for working capital purposes.  The Note accrues interest at a of 10% per annum.  Under the terms of the Note, MLCI is not obligated to loan us any money, but the Note sets forth the terms in the event MLCI elects to loan us money for working capital purposes.  Through June 30, 2013, MLCI loaned us $0 under this Note.  As of June 30, 2013 we had repaid all loan amounts in full and there was $0 outstanding.

Leavitt Family Trust Note. We currently have an unsecured note payable to a stockholder payable in monthly installments of $4,505 per month, non-interest bearing, including interest imputed at 12% per annum for financial statement purposes, in the aggregate amount of $139,641. As of June 30, 2013, $28,533 remains outstanding.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Restated Fees

During the year ended June 30, 2013, Kabani  & Company charged $45,000, in fees for professional services for the audit of our financial statements in our Form 10-Q, review of financial statements. During the year ended June 30, 2012, Kabani & Company charged us $120,000 in fees for professional services for the audit and review of our financial statements.

During the year ended June 30, 2013, we appointed MaloneBailey, LLP as our new auditors who will charge us the sum of $45,000 for the audit of our financial statements in our form 10K, audit of our financial statements.

Tax Fees

During the year ended June 30, 2013, Kabani & Company and/or MaloneBailey, LLP billed us $0 for professional services for tax preparation.   During the year ended June 30, 2012, Kabani & Company billed us $0 for professional services for tax preparation.

All Other Fees

During the year ended June 30, 2013, neither Kabani & Company nor MaloneBailey, LLP billed us any amounts for any other fees. During the year ended June 30, 20121, Kabani & Company did not bill us any amounts for any other fees.

Of the fees described above for the year ended June 30, 2013, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)           Financial Statements

The following financial statements are filed as part of this report:

(a)(2)      Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)      Exhibits

Refer to (b) below.

(b)           Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of M Line Holdings, Inc., a Nevada corporation, as amended

3.2 (5)	Certificate of Amendment of Articles of Incorporation

3.3 (1)	Bylaws of M Line Holdings, Inc., a Nevada corporation

3.3 (2)	Amended By Laws of M Line Holdings, inc. a Nevada Corporation

10.1 (1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2 (1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.3 (1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4 (1)	Employment Agreement with Timothy D. Consalvi dated February 1, 2007

10.5 (1)	Employment Agreement with Joseph T.W. Gledhill dated February 5, 2007

10.6 (2)	Employment Agreement with Lawrence A. Consalvi dated February 5, 2007

10.7 (1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.8 (1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

10.9 (1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.10 (3)	Separation Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 26, 2008

10.11 (4)	Sales Agent Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 30, 2008

10.12 (4)	Loan Agreements with Pacific Western Bank dated September 20, 2008

10.13 (5)	Assignment of Promissory Note and Consent Thereto by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated March 24, 2009

10.14 (5)	M Line Holdings, Inc. Demand Note for up to $500,000 dated March 25, 2009

10.15 (6)	Letter of Intent by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated June 30, 2010

10.16 (8)	Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. dated April 26, 2010 (filed herewith)

10.17 (8)	Convertible Promissory Note with Asher Enterprises, Inc. dated May 25, 2010

10.18 (8)	Commercial Real Estate Lease with SG&H Partners, L.P. for Anaheim Property dated August 13, 2010

10.19 (8)	Business Loan Agreement with Pacific Western Bank dated June 7, 2010

10.20 (8)	Loan and Security Agreement and Note with Utica Leaseco, LLC (filed herewith)

10.21 (8)	Note and Stock Purchase Agreements with Spagus Capital Partners, LLC (filed herewith)

10.19 (9)	Loan Agreements with TCA Global Credit Master Fund, LP

10.22	Addendum No. 2 dated September 30, 2011 to Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.23	Executive Employee Agreement with Barton Webb dated July 25, 2011

21 (7)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of George Colin (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jitu Banker (filed herewith).

32.1	Section 1350 Certification of George Colin (filed herewith).

32.2	Section 1350 Certification of Jitu Banker (filed herewith).

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

M Line Holdings, Inc.

Dated: December 31, 2013	/s/ George Colin
	By:	George Colin
Chief Executive Officer
and a Director

Dated: December 31, 2013	/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer
and a Director

Dated: December 31, 2013	/s/ Anthony Anish
	By:	Anthony Anish
Secretary and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 31, 2013	/s/ George Colin
	By:	George Colin
Chief Executive Officer
and a Director

Dated: December 31, 2013	/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer
and a Director

Dated: December 31, 2013	/s/ Anthony Anish
	By:	Anthony Anish
Secretary and a Director

