Form 10-Q
period 2013-09-30
M LINE HOLDINGS INC
filed 2014-01-13
CIK 1072248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]     No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company [x]
(Do not check if a smaller reporting company)

Table of Contents	1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No [x].

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No [x].

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 10, 2014, there were 75,016,275 shares of common stock, par value $.001, issued and outstanding.

Table of Contents	2

M LINE HOLDINGS, INC.

Table of Contents	3

PART 1—FINANCIAL INFORMATION

References in this document to “us,” “we” or the “Company” refer to M LINE HOLDINGS, INC. and our subsidiaries, E.M. Tool Company, Inc. and Precision Aerospace & Technologies, Inc., formerly Eran Engineering, Inc.

Item 1. Financial Statements.

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

Assets
	As of September 30	As of June 30
	2013	2013

Current assets:
Cash and cash equivalents	$16,684	$182,305
Accounts receivable, net	1,012,764	990,010
Inventory, net	1,820,261	1,555,910
Due from related party	124,348	99,348
Deferred financing costs	199,516	199,516
Total current assets	3,173,573	3,027,089

Property and equipment, net	512,170	556,555
Deposits and other	121,246	113,445
Total assets	$3,806,989	$3,697,089

Liabilities and shareholders' equity

Current liabilities:
Bank overdraft	$143,034	$85,542
Accounts payable	1,342,699	1,421,626
Accounts payable - related party	43,454	43,454
Accrued expenses and other	2,898,471	2,788,697
Litigation payable	137,500	137,500
Line of credit	1,617,136	1,702,726
Notes payable - current, net of debt discount of $43,292 and $69,996, respectively	669,049	675,961
Current portion of capital lease obligations	45,518	54,501
Deferred income	—	10,000
Total current liabilities	6,896,861	6,920,007

Notes payable - net of current portion	298,272	318,903
Capital lease obligation, net of current portion	90,742	90,742
Total liabilities	$7,285,875	$7,329,652

Table of Contents	4

Commitments and contingencies	—	—

Shareholders' equity:
Preferential stock: $0.001 par value, 10,000,000 shares authorized, 200,000 shares issued and outstanding at September 30, 2013 and June 30, 2013	200	200

Common stock: $0.001 par, 100,000,000 shares authorized, 75,016,275 and 70,211,145 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	75,016	70,211
Additional paid in capital	10,784,508	10,741,397
Accumulated deficit	(14,338,610)	(14,444,371)
Total shareholders' equity (deficit)	(3,478,886)	(3,632,563)
Total liabilities and shareholders' equity (deficit)	$3,806,989	$3,697,089

The accompanying notes form an integral part of these unaudited consolidated financial statements

Table of Contents	5

M LINE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
	As of September 30,
	2013	2012
Net sales	$2,727,194	$1,980,590
Cost of sales	1,718,080	1,268,671
Gross profit	1,009,114	711,919

Operating expenses:
Selling, general and administrative	778,361	952,767
Amortization of intangible assets	12,500	—
Total operating expense	790,861	952,767
Operating income (loss)	218,253	(240,848)

Other income (expense):
Interest expense	(112,492)	(99,090)
Total other income (expenses)	(112,492)	(99,090)
Income (loss) before income tax	105,761	(339,938)

Income tax provision	—	2,026
Net income (loss)	$105,761	$(341,964)

Net income (loss) per share:
Basic and dilutive income (loss) per share:	$0.00	$(0.01)
Weighted average number of common shares (basic and diluted)	73,292,696	48,341,797

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of potential dilutive securities is anti-dilutive.

The accompanying notes form an integral part of these unaudited consolidated financial statements

Table of Contents	6

M LINE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$105,761	$(341,964)
Reconciliation of net loss to net cash provided by operations:
Depreciation	44,385	43,705
Amortization of intangible assets	12,500	—
Issuance of shares for services	47,916	228,750
Amortization of debt discount	26,704
Changes in operating assets and liabilities:
Accounts receivable	(22,754)	258,290
Inventory	(264,351)	(205,388)
Prepaid expenses and other assets	(7,801)	(3,001)
Due from related party	(25,000)	(10,520)
Accounts payable, accrued expenses and other	20,847	254,614
Litigation payable	—	77,318
Net cash provided by (used in) operating activities	(61,793)	301,804
Cash flows from investing activities:
Acquisition of property and equipment	—	(18,388)
Acquisition of intangible assets	(12,500)	—
Net cash used in investing activities	(12,500)	(18,388)
Cash flows from financing activities:
Net borrowings (repayments) on line of credit	(85,590)	(235,332)
Proceeds from notes payable	63,000	16,798
Payments to notes payable	(117,247)	—
Bank overdraft	57,492	—
Payments on capital leases	(8,983)	(17,765)
Net cash provided by (used in) financing activities	(91,328)	(236,299)

Net increase (decrease) in cash and cash equivalent	(165,621)	47,117

Cash and cash equivalents at beginning of period	182,305	5,212
Cash and cash equivalents at end of period	$16,684	$52,329

Supplemental disclosure of cash flow information:
Cash paid for interest	$85,788	$99,090
Cash paid for income taxes	$—	$—

The accompanying notes form an integral part of these unaudited consolidated financial statements

Table of Contents	7

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Business

M. Line Holdings, Inc. (the “Company”) was incorporated in Nevada on September 24, 1997.

The Company and its subsidiaries currently are engaged in the following businesses, which also represent its business segments:

•	E.M. Tool Company, Inc. dba Elite Machine Tool Company (“Elite”), its wholly owned subsidiary, acquires, refurbishes and sells pre-owned CNC machine tool equipment. This is the machine sales group.

•	Precision Aerospace & Technologies, Inc., formerly Eran Engineering, Inc. (“Precision”), its wholly owned subsidiary, manufactures precision metal component parts and assemblies for the, aerospace, medical and defense industries. This is the precision manufacturing group.

2.	Accounting Policies

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of operations, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2013 filed with the U.S. Securities and Exchange Commission (the “Commission”) on January 2, 2014.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of M Line Holdings, Inc. and its wholly owned subsidiaries Elite and Precision. All Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are among others, realization of inventories, collectability of accounts receivable, litigation, impairment of goodwill and long-lived assets other than goodwill. Actual results could materially differ from those estimates.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first in first out (“FIFO”) method. The Company provides inventory reserves for obsolescence and other matters based on management’s review of current inventory levels. The Company includes inventory costs, labor and overhead costs directly associated with manufacturing its product.

Table of Contents	8

Inventories consisted of the following:

	September 30, 2013	June 30, 2013
Finished Goods and Components	$1,008,349	$971,099
CNC Machines held for sale	577,750	364,583
Work in Progress	429,042	415,108
Raw Materials and Parts	5,120	5,120
	2,020,261	1,755,910
Less: Reserve for inventories	(200,000)	(200,000)
Inventories, net.	$1,820,261	$1,555,910

4.	Accrued Expenses

	September 30, 2013	June 30, 2013
Compensation and related benefits	$1,977,519	$1,934,314
Audit Fees	57,500	72,500
Other	863,452	781,883
	$2,898,471	$2,788,697

5.	Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of September 30, 2013 and June 30, 2013.

	September 30, 2013	June 30, 2013
2014	$45,518	$54,501
2015	54,501	54,501
2016	36,241	36,241
2017	—	—
Total minimum lease payments	136,260	145,243
Less amount representing interest	—	—
Present value of future minimum lease payments	136,260	145,243
Less current portion of capital lease obligations	(45,518)	(54,501)
Capital Lease obligations, net of current portion	$90,742	$90,742

6.	Line of Credit

Main Credit:

As of September 30, 2013, the Company owed $0 principal as all outstanding sums were paid off in July 2013.

Table of Contents	9

TCA Global Master Credit Fund LP (“TCA”):

The line of credit with Main Credit was replaced on April 30, 2013, with a line of credit from TCA up to the amount of $10 million. As of September 30, 2013, the Company has drawn $1,743,997 from the line of which $1,618,965 is outstanding as of September 30, 2013. Amounts drawn from the line of credit are subject to interest at 18% per annum. The loan matured on October 31, 2013, but was extended for a further period of six months.

The line of credit with TCA Global Credit Master Fund, LP is secured by the receivables and inventory of Precision Aerospace and Technologies, Inc., E. M. Tool Co. Inc., and a blanket lien over all of the group’s assets.

7.	Notes Payable

Notes payable as of September 30, 2013 and June 30, 2013 consist of:

	September 30, 2013	June 30, 2013
Notes payable to a financial institution, secured by the underlying equipment in aggregate monthly installments of varying amounts, on a reducing balance method, with terms ranging from 48 to 50 months	$402,309	$422,940
An unsecured note payable to a corporation in respect of accounting software payable in monthly installments of 1,923. This note is now due and payable and is being negotiated with the company.	46,811	46,811
An unsecured note payable to a financial institution payable in full on April 3, 2014.	63,000	—
Two unsecured notes payable in the sum of $150,000, each, to a financial institution in full in November 2011 and March 31, 2012. The company is currently in default and has negotiated to pay the notes in monthly installments of $20,000 commencing November 2012.	354,459	354,459
An unsecured note payable to a corporation in weekday amounts of $700, increasing to $1,650, in September 2013 and ending in December 2013, net of a discount of $24,605	50,045	86,624
An unsecured note payable to a corporation in weekday amounts of $691each, ending in December 2013, net of discount of $18,687	50,697	84,030

TOTAL	967,321	994,864
Less Current Portion	669,049	675,961
Long Term Portion	$298,272	$318,903

2014	669,049	675,961
2015	143,537	123,780
2016	123,788	123,780
2017	32,948	71,343
Thereafter	—	—
	967,322	994,864

Table of Contents	10

Interest expense on notes payable and capital leases for the three month periods ended September 30, 2013 and 2012 were $85,788 and $99,090.

8.	Commitments and Contingencies

The Company leased its manufacturing and office facilities under non-cancelable operating lease arrangements.

Rent expense under operating leases was $138,749 and $460,565 for the three months ended September 30, 2013 and the year ended June 30, 2013.

9.	Litigation

Litigation payable consisted of the following at September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly payments of $5,000.	$60,000	$60,000

Unsecured notes payable to various parties in settlement of lawsuits payable in full.	77,500	77,500

TOTAL	$137,500	$137,500

1.	James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08.

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

No provision has been made in the September 30, 2013 financial statements with respect to this matter, because the Company has assessed the litigation as having no merit and the likelihood of any liability pursuant to this litigation to be remote.

2.	CNC Manufacturing v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650.

Plaintiff filed this Complaint on October 2, 2008.

Table of Contents	11

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

Abstract of Judgment and Writ were issued August 17, 2012.

A provision has been made in the September 30, 2013 financial statements with respect to this matter in the sum of $37,500.

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

The Company has made a provision in the sum of $60,000 in the financial statements as of September 30, 2013 but no payments that are due under the settlement agreement have been made. Judgment was entered on June 16, 2011, and a Writ was issued on February 24, 2012.

4.	Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.

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

A provision of $48,673 was made for this matter in the September 30, 2013 financial statements and is included in accrued expenses.

However, an agreement has been entered into with Fox Hills Machinery to pay off the judgment in the sum of $48,673. A sum of $40,000 has been paid in installments of $10,000 each effective November 8, 2013 and the final payment was made on December 9, 2013. This has now been paid in full.

5.	C. William Kircher Jr. v. M Line Holdings, Inc. Orange County Superior Court Case No. 00397576

A former attorney for M Line Holdings, Inc. has sued seeking damages for failure to pay legal fees in the amount of $120,166.30.

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock. The company has issued the 150,000 shares of common stock and made two payments to date. The company has a provision in the sum of $50,000.00 in the financial statements as of September 30, 2013.

The Company currently is in default of its payment obligations under the settlement. Plaintiff currently is seeking to obtain a judgment as a result of the breach of the settlement agreement.

Table of Contents	12

6.	Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

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

A provision in the sum of $40,000 has been made in the financial statements as of September 30, 2013.

To date there has been no further action on this case, and the Company plans to resolve this matter as soon as possible.

7.	All Direct Travel Services, Inc. v. Jitu Banker, M Line holdings, Inc., Airworks International, Inc., case number 30-2011-00472824-CL-CO-CJC

This case was settled as to Jitu Banker and the Company for $2,000 payable on February 25, 2013. We do not yet have sufficient information to determine what the potential outcome of this may be or whether or to what extent it would or could have a financial impact on the Company. A default judgment was entered on January 6, 2012.

8.	Douglas Technologies Group, Inc. v Elite Machine Tool Company and Lawrence Consalvi, et al., case number 30-2013-00657906-CU-FR-CJC.

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

9.	Donald Yu. v M Line Holdings, Inc., Anthony L Anish and Jitu Banker, et al., case number 30-2012-005-740-19-CU-BC-CJC.

This suit was filed in respect of consulting services rendered to the company. The Company decided to settle the lawsuit and thereby entered into a settlement agreement with Donald Yu.

The case was settled on September 25, 2013 for $24,000 requiring two payments of $12,000 each, payable on September 30, 2013 and October 30, 2013.

The Company made the first payment of $12,000 on September 30, 2013 but has not made the second payment due on October 30, 2013.

A provision in the sum of $12,000 has been made in the financial statements as of September 30, 2013.

Table of Contents	13

10.	Alu Forge, Inc., dba American Handforge . v Jitu Banker, Precision Aerospace & Technologies, Inc., and M Line Holdings, Inc., et al., case number 30-2013-00670772-CL-BC-CJC.

This suit was filed in respect of materials supplied to the company. The company decided to settle the lawsuit and thereby entered into a settlement agreement with the plaintiff.

A provision in the sum of $19,500 has been made in the financial statements of the Company at September 30, 2013

The case was settled on October 31, 2013 for $19,500 with payments of $5,250 on October 31, 2013, $5,250 on November 30, 2013 and the balance of $9,000 on December 31, 2013.

The Company made the first and second payments of $5,250 on October 31, 2013 and December 24, 2013, and the final payment of $9,000 was made on December 31, 2013.

11.	Yates, Fontenot, Smith & Brum, LLC v. M Line Holdings, Inc. (formerly Gateway International Holdings, Inc.), et al.; Case No. 30-2013-00630586

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

A provision in the amount of $255,374 has been made in the financial statements as of September 30, 2013

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our client’s financial condition, results of operations or liquidity.

The related provisions for these litigations are reported under litigation payable and accrued expenses and other in the consolidated balance sheet.

10.	Income Taxes

Our effective tax rates were approximately 1% for the three months ended September 30, 2013 and 2012, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to differences between financial and income tax basis amounts and the fact that we currently record a valuation allowance against our deferred tax assets.

11.	Shareholders’ Equity

The Company’s articles of incorporation authorize up to 100,000,000 shares of $.001 par value common stock. Shares of common or preferred stock may be issued in one or more classes or series at such time as the Board of Directors determine.

The Company’s articles of incorporation authorize up to 10,000,000 shares of $.001 par value preferred stock.

The Company designated 200,000 shares as Series A preferred shares. The Series A preferred shares are not entitled to dividends but are convertible to common shares.

Table of Contents	14

During the three months ended September 30, 2013 the Company issued the following shares of common stock:

•	3,000,000 common shares were issued to Bruce Barren in lieu of consulting fees prior to joining the Board.
•	5,130 common shares were issued to Mass Media in respect of financing fees.
•	50,000 common shares were issued to Newport Coast Securities in respect of financing fees.
•	250,000 common shares were issued to Gary Madrid in respect of investor relations.
•	1,500,000 common shares were issued to Belmont Enterprises in respect of investor relations.

Non-Qualified Stock Option Plan

In November 2006, the Board approved a Non-Qualified Option Plan for key managers, which among other provisions, provides for the granting of options by the Board at strike prices at or exceeding market value, and expiration periods of up to ten years. No stock options have been granted under this plan.

12.	Related Party Transactions

There was one related party transaction during the three month period ended September 30, 2013. Larry Consalvi received $25,000, increasing his loan due to the Company to $124,348.

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

Table of Contents	15

Segment information is as follows as of and for the three months ended September 30, 2013 and 2012:

	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$1,759,558	$967,636	$—	$2,727,194
Interest Expense	58,204	54,288	—	112,492
Depreciation and Amortization	750	43,636	12,500	56,886
Income (loss) before taxes	174,317	83,930	(152,486)	105,761
Total Assets	1,079,295	2,476,208	251,486	3,806,989
Capital Expenditure	$—	$—	$—	$—

Segment Information for the three months ended September 30, 2012
	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$902,067	$1,078,523	$—	$1,980,590
Interest Income	—	—	—	—
Interest Expense	17,151	71,814	10,125	99,090
Depreciation and Amortization	750	39,712	3,242	43,704
Income (loss) before taxes	(113,832)	261	(228,393)	(341,964)
Total Assets	333,395	2,715,073	1,231,363	4,279,831
Capital Expenditure	$—	$—	$—	$—

Sales are derived principally from customers located within the United States.

14.	Going Concern and Management Plans

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $14,338,610 as of September 30, 2013 and net income of $105,761 for the three month period ended September 30, 2013.

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

Table of Contents	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of M Line Holdings, Inc. (referred to herein as “us, “we” or the “Company”) for the three month period ended September 30, 2013 contains forward-looking statements, principally in this section and in the section herein titled “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. The risk factors listed in our Annual Report on Form 10-K, as well as any cautionary language in our Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include but are not limited to: our ability to successfully develop new products; the ability to obtain financing for product development; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental healthcare and other regulations; changes in tax laws; and the availability of key management and other personnel.

Overview

We currently conduct all of our operations through two of our two wholly-owned subsidiaries: E..M. Tool Company, Inc. dba Elite Machine Tool Company (“Elite”) and Precision Aerospace & Technologies, Inc. (“Precision”), (formerly Eran Engineering, Inc.). Through Elite we refurbish and sell pre-owned CNC (computer numerically controlled) machine tool equipment and service and rebuild CNC equipment for customers and Precision is a customer focused, industry leading aircraft and medical precision metal component manufacturer offering low cost build-to-print and assembly services for production and spare parts, with design, development and sustaining engineering support services for it’s customers.

Our services and products are primarily marketed and sold to the commercial aviation, defense, medical, and energy industries. Currently we manage the operations of these subsidiaries. In the future we hope to expand our business, both through the growing of our existing businesses and their client bases, as well as through acquisitions of companies that complement the products and services we currently offer.

Machine Sales Group

The Machine Sales Group is currently composed of one subsidiary, Elite, which is in the business of acquiring refurbishing and selling computer numerically controlled (“CNC”) machine tools, and providing service and machine rebuilds, to manufacturing customers.

CNC machines use commands from an onboard computer to control the movement of cutting tools and the rotation speeds in order to cut precision metal parts. The computer controls enable the operator to program specific operations, such as part rotation and tooling selection and movement for a particular part and then store that program in memory for future use. Because CNC machines can manufacture parts unattended and operate at speeds faster than similar manually-operated machines, they can generate higher profits with less rework and scrap. Elite Machine specializes in selling refurbished Mori Seiki and other high end Japanese manufactured machine Tools.

Table of Contents	17

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

Trends Affecting Our Business

Although the recent tightening of the capital markets has eased, customers’ limited access to capital still limits our ability to sell used CNC machines. Historically, as capital markets tighten, companies that purchase large machines on credit, such as CNC machines, have more difficulty in obtaining credit and, therefore, are unable to purchase machines that they may be able to purchase in better financial times. The credit markets have improved slightly but may have an impact on our customers’ ability to purchase machines, which could negatively impact our business.

The primary components sold by our Precision Manufacturing Group during the three month period ended September 30, 2013 and 2012 were parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft. Although the market for in-flight entertainment systems has improved and is expected to continue to improve over the next two to three years, business is still inconsistent, and this may affect our business over the next several months. In addition, if there is a decrease in work, this may have an impact with the Machine Sales Group, as many of our customers that purchase machines from us do business with airline manufacturers.

Critical Accounting Policies

Use of Estimates

Our preparation, discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which are in conformity with and have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. By their nature, these estimates made by management are, among others, realization of inventories, collectability of accounts receivable, litigation, impairment of goodwill and long-lived assets other than goodwill. We regularly evaluate our estimates and assumptions based on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from these estimates, our future results of operations may be affected.

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

Abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) are recognized as current-period charges. Fixed production overhead is allocated to the costs of conversion into inventories based on normal capacity of the production facilities. We utilize an expected normal level of production within the Precision manufacturing segment, based on our plant capacity. To the extent we do not achieve a normal expected productions levels, we charge such under-absorption of fixed overhead to operations.

Results of Operations for the Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012.

Table of Contents	18

	For the three months ended September 30,	For the three months ended September 30,
	2013	2012	Change

Sales by segment:
Machine Sales	$1,759,558	$902,067	$857,491
Precision Engineering	967,636	1,078,523	(110,887)
	$2,727,194	$1,980,590	$746,604

Gross Profit by segment:
Machine Sales	$527,269	$165,890	$361,379
Precision Engineering	481,845	546,029	(64,184)
	$1,009,114	$711,919	$297,195

Sales

Sales in the three month period ended September 30, 2013 increased 37.70% compared to the three month period ended September 30, 2012.

The change is attributable to an increase in sales in the Machine Sales Group. Sales increased by 95.06% in the Machine Sales Group and decreased by 10.28% in the Precision Manufacturing Group.

Our Machine Sales Group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that affect the price that equipment can be sold for. The average sale price of the 28 pieces of equipment sold in the three months ended September 30, 2013 was $58,443 compared to the comparable period in fiscal 2012 of 20 pieces of equipment sold at an average sale price of $50,041. In addition, service work for the three months ended September 30, 2013 was $33,365 compared to the comparable period in fiscal 2012 of $11,090.

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

Sales in the Precision Manufacturing Group declined by $110,887 for the quarter ended September 30, 2013. This decline was primarily due to a decline in sales from beckman Coulter of $59,772 and Adams Rite $35,,125.

Gross Margin

Gross profit increased by 41.75% in fiscal period ended September 30, 2013 compared to the comparable period in fiscal 2012. The gross profit for the Machine Sales Group increased by 217.84% due to an increase in margins as a result of higher prices received for product sold and lower machine and freight costs. The decrease within the Precision Manufacturing Group of 11.75% resulted from lower sales as a result of a weakness in the scheduling of work in the factory. Management has recognized this weakness and is taking steps to correct the relevant weakness in the production area.

Table of Contents	19

Selling, General & Administrative

Selling, general and administrative costs decreased by $218,792 to $733,975for the fiscal period ended September 30, 2013 compared to $952,767 for the three months ended September 30, 2012. The change is due primarily to a reduction in costs in the current quarter for consulting and financing fees for investor and public relations and for payroll costs in our Precision Manufacturing Group.

Amortization of Intangible Assets

Amortization expense for intangible assets for the three months ended September 30, 2013 was $12,500 compared to $0 in the comparable period in fiscal 2012.

Interest Expense

Interest expense increased by $13,402 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The change is attributable to carrying higher average debt balances and the increase in the average interest rate paid on our debt obligations.

Gain on Debt Settlement

There was no gain or loss for debt settlement during the three month periods ended September 30, 2013 and 2012.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources. As of September 30, 2013, our working capital (current assets less current liabilities) totaled ($3,723,288) compared to $(599,508) as of September 30, 2012, a decrease of $3,123,780.

As of September 30, 2013 we had $1,618,965 in debt outstanding under our Accounts Receivable and Inventory line of Credit with TCA Global Credit Master Fund, LP.

Our existing sources of liquidity, along with cash expected to be generated from sales, may not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. If that is the case we may need to seek to obtain additional debt or equity financing, especially if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we fail to achieve anticipated revenue targets, or if we experience significant increases in the cost of raw material and equipment for resale, or lose a significant customer, or experience increases in our expense levels resulting from being a publicly traded company. If we attempt to obtain additional debt or equity financing, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Cash Flows

The following table sets forth our cash flows for the three month periods ended September 30, 2013 and 2012

CASH FLOWS:

Provided by (used in)	2013	2012	Change

Operating activities	(61,793)	301,804	(363,597)
Investing activities	(12,500)	(18,388)	5,888
Financing activities	(91,328)	(236,299)	144,971
	(165,621)	47,117	(212,738)
Table of Contents	20

Operating Activities

Operating cash flows during the three month periods ended September 30, 2013 and 2012, respectively, reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the three month period ended September 30, 2013, non-cash expenses included in our net income and in operating activities totaled $131,505 compared to $272,455 in three month period ended September 30, 2012.

The increase (decrease) in operating assets and liabilities for the three month period ended September 30, 2013 and 2012 were $(299,059) and $371,313, respectively. During the three month period ended September 30, 2012, the decrease was primarily attributable to a decrease in accounts receivable, inventory and in litigation payable.

Investing Activities

We made capital expenditures of $(12,500) and $(18,388) during the three month period of the fiscal 2013 and 2012 period, respectively.

Financing Activities

Net cash provided by financing activities was $(91,328) for the three months ended September 30, 2013, compared to $(236,299) for the three months ended September 30, 2012.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in this Item 4.

Table of Contents	21

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during our three month period ended September 30, 2013.

Table of Contents	22

PART II—OTHER INFORMATION

Item 1. Litigation.

1.	James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08.

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

No provision has been made in the September 30, 2013 financial statements with respect to this matter. because the Company has assessed the litigation as having no merit and the likelihood of any liability pursuant to this litigation to be remote.

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

Abstract of Judgment and Writ were issued August 17, 2012.

A provision has been made in the September 30, 2013 financial statements with respect to this matter in the sum of $37,500.

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

The Company has made a provision in the sum of $60,000 in the financial statements as of September 30, 2013 but no payments that are due under the settlement agreement have been made. Judgment was entered on June 16, 2011, and a Writ was issued on February 24, 2012.

4.	Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.

The Complaint was filed on April 14, 2009.

Table of Contents	23

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

A provision of $48,673 was made for this matter in the September 30, 2013 financial statements,

However, an agreement has been entered into with Fox Hills Machinery to pay off the judgment in the sum of $48,673. A sum of $40,000 has been paid in installments of $10,000 each effective November 8, 2013 and the final payment was made on December 9, 2013. This has now been paid in full.

5.	C. William Kircher Jr. v. M Line Holdings, Inc. Orange County Superior Court Case No. 00397576

A former attorney for M Line Holdings, Inc. has sued seeking damages for failure to pay legal fees in the amount of $120,166.30.

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock. The company has issued the 150,000 shares of common stock and made two payments to date. The company has a provision in the sum of $50,000.00 in the financial statements as of September 30, 2013.

The Company currently is in default of its payment obligations under the settlement. Plaintiff currently is seeking to obtain a judgment as a result of the breach of the settlement agreement.

6.	Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

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

A provision in the sum of $40,000 has been made in the financial statements as of September 30, 2013.

To date there has been no further action on this case, and the Company plans to resolve this matter as soon as possible.

7.	All Direct Travel Services, Inc. v. Jitu Banker, M Line holdings, Inc., Airworks International, Inc., case number 30-2011-00472824-CL-CO-CJC

This case was settled as to Jitu Banker and the Company for $2,000 payable on February 25, 2013. We do not yet have sufficient information to determine what the potential outcome of this may be or whether or to what extent it would or could have a financial impact on the Company. A default judgment was entered on January 6, 2012.

Table of Contents	24

8.	Douglas Technologies Group, Inc. v Elite Machine Tool Company and Lawrence Consalvi, et al., case number 30-2013-00657906-CU-FR-CJC.

This suit was filed subsequent to June 30, 2013 in respect of an alleged deficiency in the machine supplied to Douglas Technologies. The Company decided to settle the lawsuit and thereby entered into a settlement agreement with the customer.

This case was settled on November 5, 2013 for $50,000 requiring a commencing payment of $10,000 on November 15, 2013 with the balance being paid in 8 monthly installments of $5,000 each.

9.	Donald Yu. v M Line Holdings, Inc., Anthony L Anish and Jitu Banker, et al., case number 30-2012-005-740-19-CU-BC-CJC.

This suit was filed in respect of consulting services rendered to the company. The Company decided to settle the lawsuit and thereby entered into a settlement agreement with Donald Yu.

The case was settled on September 25, 2013 for $24,000 requiring two payments of $12,000 each, payable on September 30, 2013 and October 30, 2013.

The Company made the first payment of $12,000 on September 30, 2013 but has not made the second payment due on October 30, 2013.

A provision in the sum of $12,000 has been made in the financial statements as of September 30, 2013.

.

10.	Alu Forge, Inc., dba American Handforge . v Jitu Banker, Precision Aerospace & Technologies, Inc., and M Line Holdings, Inc., et al., case number 30-2013-00670772-CL-BC-CJC.

This suit was filed in respect of materials supplied to the company. The company decided to settle the lawsuit and thereby entered into a settlement agreement with the plaintiff.

A provision in the sum of $19,500 has been made in the financial statements of the Company at September 30, 2013.

The case was settled on October 31, 2013 for $19,500 with payments of $5,250 on October 31, 2013, $5,250 on November 30, 2013 and the balance of $9,000 on December 31, 2013.

The Company made the first and second payments of $5,250 on October 31, 2013 and December 24, 2013, and the final payment of $9,000 was made on December 31, 2013.

11.	Yates, Fontenot, Smith & Brum, LLC v. M Line Holdings, Inc. (formerly Gateway International Holdings, Inc.), et al.; Case No. 30-2013-00630586

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

A provision in the amount of $255,374 has been made in the financial statements as of September 30, 2013

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our client’s financial condition, results of operations or liquidity.

The related provisions for these litigations are reported under litigation payable and accrued expenses and other in the consolidated balance sheet.

Table of Contents	25

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide the information required by this Item. However, we did include risk factors in our Annual Report on Form 10-K for the year ended June 30, 2012, as filed with the Commission on December 9, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 2, 2013, we issued 2,095,130 shares of the Company's common stock to our investor relations and other consultants in payment of services to the Company. These shares were restricted in accordance with Rule 144. The issuance was exempt registration pursuant to Section 4 (2) of the Securities Act of 1933 and both Mass Media and Newport Securities are sophisticated investors and familiar with our operations.

The Company issued 3,000,000 shares of the Company's common stock as a signing bonus to our Chairman of the Board, Bruce Barren. These shares were restricted in accordance with Rule 144. The issuance was exempt registration pursuant to Section 4 (2) of the Securities Act of 1933 and Bruce Barren, our Chairman, is a sophisticated investor and familiar with our operations.

Item 3. Defaults Upon Senior Securities.

There have been no events required to be reported under this Item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Table of Contents	26

Item 6. Exhibits.

The following Exhibits required by Item 601 of Regulation S-K to be filed herewith are either filed herewith or incorporated by reference to previously filed documents, as indicated.

Item No.	Description

3.1	Articles of Incorporation

3.2(1)	Bylaws

10.1(1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2(1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA. -

10.3(1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4(1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.5(1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

10.6(1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.7(2)	Separation Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 26, 2008

10.8(3)	Independent Contractor Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 30, 2008

10.9(3)	Loan Agreements with Pacific Western Bank dated September 20, 2008 -

10.10(4)	Assignment of Promissory Note and Consent Thereto by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated March 24, 2009

10.11(4)	M Line Holdings, Inc. Demand Note for up to $500,000 dated March 25, 2009 [Note: What is this pro note, and what is its status? Is this the first Note described in Note 7 (Notes Payable) in the financial statements?]

10.12(5)	Letter of Intent by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated June 30, 2010

10.13(6)	Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. dated April 26, 2010

10.14(6)	Convertible Promissory Note with Asher Enterprises, Inc. dated May 25, 2010

10.15(6)	Commercial Real Estate Lease with SG&H Partners, L.P. for Anaheim Property dated August 13, 2010

10.16(6)	Business Loan Agreement with Pacific Western Bank dated June 7, 2010

10.17(7)	Addendum No. 2 dated September 30, 2011 to Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.18(7)	Executive Employee Agreement with Barton Webb dated July 25, 2011

10.19(8)	Loan and Security Agreement with Utica Leaseco, LLC dated as of October 8, 2012

10.19	Loan Agreements with TCA Global Credit master Fund, LP

Table of Contents	27

10.20(8)	Note and Stock Purchase Agreements with Spagus Capital Partners, LLC dated September 29, 2011

10.21	Executive Employee Agreement with Anthony L. Anish dated July 17, 2013

10.22	Executive Employee Agreement with Jitu Banker dated July 17, 2013

21	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Bruce Barren (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jitu Banker (filed herewith).

32.1	Section 1350 Certification of Bruce Barren (filed herewith).

32.2	Section 1350 Certification of Jitu Banker (filed herewith).

________________________________________

(1)	Previously filed with Registration Statement on Form 10-12G filed with the Commission on May 16, 2008.
(2)	Previously filed with First Amended Current Report on Form 8-K/A filed with the Commission on October 10, 2008.
(3)	Previously filed with Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed with the Commission on November 13, 2008.
(4)	Previously filed with Current Report on Form 8-K filed with the Commission on April 24, 2009.
(5)	Previously filed with Current Report on Form 8-K filed with the Commission on July 6, 2009.
(6)	Previously filed with Annual Report on Form 10-K for the period ended June 30, 2010 filed with the Commission on November 12, 2010.
(7)	Previously filed with Annual Report on Form 10-K for the period ended June 30, 2011 filed with the Commission on October 13, 2011.
(8)	Previously filed with Annual Report on Form 10-K for the period ended June 30, 2012 filed with the Commission on October 16, 2012.

Table of Contents	28

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M Line Holdings, Inc.

Dated: January 10, 2014		/s/ Bruce Barren
	By:	Bruce Barren
President, Chief Executive
Officer and a Director

Dated: January 10, 2014		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer,
and a Director

Table of Contents	29