Form 10-Q
period 2013-12-31
M LINE HOLDINGS INC
filed 2014-02-11
CIK 1072248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]     No[ ].

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [x]     No. [ ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 11, 2014, there were 95,266,275 shares of common stock, par value $.001, issued and outstanding.

Table of Contents	2

M LINE HOLDINGS, INC.

Table of Contents	3

PART 1—FINANCIAL INFORMATION

References in this document to “us,” “we” or the “Company” refer to M LINE HOLDINGS, INC. and our subsidiaries, E.M. Tool Company, Inc. and Precision Aerospace & Technologies, Inc., formerly Eran Engineering, Inc.

Item 1. Financial Statements.

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

Assets
	As of December 31	As of June 30
	2013	2013

Current assets:
Cash and cash equivalents	$86,716	$182,305
Accounts receivable, net	1,346,412	990,010
Inventory, net	1,613,686	1,555,910
Due from related party	128,000	99,348
Deferred Financing Costs	80,000	199,516
Total current assets	3,254,814	3,027,089

Property and equipment, net	471,302	556,555
Deposits and other	115,922	113,445
Total assets	$3,842,038	$3,697,089

Liabilities and shareholders' deficit

Current liabilities:
Bank overdraft	$37,450	85,542
Accounts payable	1,349,035	1,421,626
Accounts payable - related party	43,454	43,454
Accrued expenses and other	2,477,450	2,788,697
Litigation payable	137,500	137,500
Derivative liability	111,130	—
Line of credit	1,649,233	1,702,726
Notes payable - current, net of debt discount of $69,996	705,689	675,961
Current portion of capital lease obligations	53,901	54,501
Deferred income	—	10,000
Total current liabilities	6,564,842	6,920,007

Notes payable - net of current portion	257,010	318,903
Capital Lease obligation, net of current portion	59,901	90,742
Total liabilities	6,881,753	7,329,652

Table of Contents	4

Commitments and contingencies	—	—

Shareholders' deficit:
Preferential stock: $0.001 par value, 10,000,000 shares authorized, 200,000 shares issued and outstanding at December 31, 2013 and June 30, 2013 respectively	200	200

Common stock: $0.001 par, 100,000,000 shares authorized, 92,016,275 and 70,211,145 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	92,016	70,211

Additional paid in capital	10,937,508	10,741,397
Accumulated deficit	(14,069,439)	(14,444,371)
Total shareholders' equity	(3,039,715)	(3,632,563)
Total liabilities and shareholders' deficit	$3,842,038	$3,697,089

The accompanying notes form an integral part of these unaudited consolidated financial statements

Table of Contents	5

M LINE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Net sales	$3,306,380	$2,440,883	$6,033,574	$4,421,473
Cost of sales	2,394,345	1,853,075	4,112,425	3,121,746
Gross profit	912,035	587,808	1,921,149	1,299,727

Operating expenses:
Selling, general and administrative	372,690	895,497	1,151,051	1,848,264
Operating income (loss)	539,345	(307,689)	770,098	(548,537)

Other income (expense):
Interest expense	(220,350)	(92,375)	(345,342)	(191,465)
Derivative loss	(48,130)	—	(48,130)	—
Total other income (expenses)	(268,480)	(92,375)	(393,472)	(191,465)
Income (loss) before income tax	270,865	(400,064)	376,626	(740,002)

Income tax provision	(1,694)	(61)	(1,694)	(2,087)
Net income (loss)	$269,171	$(400,125)	$374,932	$(742,089)

Net income (loss) per share:
Basic and diluted income (loss) per share:	$0.00	(0.01)	$0.00	$(0.01)
Weighted average common shares outstanding Basic and diluted	83,972,797	57,731,879	78,632,746	56,325,357

The accompanying notes form an integral part of these unaudited consolidated financial statements

Table of Contents	6

M LINE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$374,932	$(742,089)
Reconciliation of net income (loss) to net cash provided by operations:
Depreciation	85,253	94,187
Amortization of debt discount and deferred financing fees	155,027	—
Share based compensation	217,916	172,000
Derivative loss	48,130	—
Changes in operating assets and liabilities:
Accounts receivable	(356,402)	357,625
Inventory	(57,776)	(100,897)
Prepaid expenses and other assets	(2,477)	(27,757)
Due from related party	(28,652)	(16,624)
Accounts payable, accrued expenses and other	(393,838)	517,446
Litigation payable	—	69,093
Net cash provided by operating activities	42,113	322,984

Cash flows from investing activities:
Acquisition of property and equipment	—	(53,651)
Net cash used in investing activities	—	(53,651)

Cash flows from financing activities:
Bank overdraft	(48,092)	—
Net borrowings (repayments) on line of credit	(53,493)	(334,735)
Proceeds from notes payable	202,195	519,835
Payments to notes payable	(206,871)	(261,129)
Payments on capital leases	(31,441)	(37,911)
Net cash used in financing activities	(137,702)	(113,940)

Net increase (decrease) in cash and cash equivalent	(95,589)	155,393

Cash and cash equivalents at beginning of period	182,305	5,212
Cash and cash equivalents at end of period	$86,716	$160,605

Supplemental disclosure of cash flow information:
Cash paid for interest	$158,815	$191,465
Cash paid for income taxes	$—	$—
Supplemental disclosure of non cash financing activity Debt discount resulting from derivative liability	$63,000	$—

The accompanying notes form an integral part of these unaudited consolidated financial statements

Table of Contents	7

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Business

M. Line Holdings, Inc. (the “Company”) and its subsidiaries currently are engaged in the following businesses, which also represent its business segments:

•	E.M. Tool Company, Inc. dba Elite Machine Tool Company (“Elite”), its wholly owned subsidiary, acquires, refurbishes and sells pre-owned CNC machine tool equipment. This is the machine sales group.

•	Precision Aerospace & Technologies, Inc., formerly Eran Engineering, Inc. (“Precision”), its wholly owned subsidiary, manufactures precision metal component parts and assemblies for the aerospace, medical and defense industries. This is the precision manufacturing group.

2. Significant Accounting Policies

Basis of presentation

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

3. Going Concern and Management Plans

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $14,069,439 as of December 31, 2013 and negative working capital.

Table of Contents	8

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

Inventories consisted of the following:

	December 31, 2013	June 30, 2013
Finished goods and components	$1,339,694	$971,099
CNC machines held for sale	242,250	364,583
Work in progress	226,622	415,108
Raw materials and parts	5,120	5,120
	1,813,686	1,755,910
Less: Reserve for inventories	(200,000)	(200,000)
Inventories, net	$1,613,686	$1,555,910

5. Accrued Expenses

	December 31, 2013	June 30, 2013
Compensation and related benefits	$1,959,413	$1,934,314
Audit fees	46,000	72,500
Other	472,037	781,883
	$2,477,450	$2,788,697

Table of Contents	9

6. Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of December 31, 2013 and June 30, 2013.

	December 31, 2013	June 30, 2013
2014	$53,901	$54,501
2015	53,901	54,501
2016	6,000	36,241
2017	—	—
Total minimum lease payments	113,802	145,243
Less amount representing interest	—	—
Present value of future minimum lease payments	113,802	145,243
Less current portion of capital lease obligations	(53,901)	(54,501)
Capital lease obligations, net of current portion	$59,901	$90,742

7. Line of Credit

Main Credit:

As of December 31, 2013, the Company owed $0 principal as all outstanding sums were paid off in July 2013.

TCA Global Master Credit Fund LP (“TCA”):

The line of credit with Main Credit was replaced on April 30, 2013, with a line of credit from TCA up to the amount of $10 million. As of December 31, 2013, the Company has drawn $1,743,997 from the line of which $1,649,233 is outstanding as of December 31, 2013. Amounts drawn from the line of credit are subject to interest at 18% per annum. The loan matured on October 31, 2013, but was extended for a further period of six months through April 30, 2014.

The line of credit with TCA Global Credit Master Fund, LP is secured by the receivables and inventory of Precision Aerospace and Technologies, Inc., E. M. Tool Co. Inc., and a blanket lien over all of the group’s assets.

8. Notes Payable

Notes payable as of December 31, 2013 and June 30, 2013 consist of:

	December 31, 2013	June 30, 2013
Notes payable to a financial institution, secured by the underlying equipment in aggregate monthly installments of varying amounts, on a reducing balance method, with the balance due in October 2016.	$361,047	$422,940

Table of Contents	10

An unsecured note payable to a corporation in respect of accounting software payable in monthly installments of $ 1,923. This note has matured and is currently in default.	46,811	46,811

An unsecured convertible note payable to a financial institution payable in full on April 3, 2014, net of a discount of $63,000. The embedded conversion option is accounted for as a derivative due to the variable conversion price.	—	—

Two unsecured notes payable in the sum of $150,000, each, to a financial institution in full in November 2011 and March 31, 2012. The company is currently in default and has negotiated to pay the notes in monthly installments of $20,000 commencing November 2012.	354,459	354,459

An unsecured note payable to a corporation in weekday amounts of $700, increasing to $1,650, in September 2013 through December 2013, net of a discount of $17,291 ($38,976)	26,009	86,624

An unsecured note payable to a corporation in weekday amounts of $691 each, through December 2013, net of a discount of $18,687 ($31,020).	38,934	84,030

An unsecured note payable to a corporation in weekday amounts of $890 each, ending in January 2014, net of a discount of $23,940	59,195	—

An unsecured note payable to a corporation in weekday amounts of $841 each, ending in February 2014, net of a discount of $32,107	76,244	—

TOTAL	962,699	994,864
Less – current portion	705,689	675,961
Long - term portion	$257,010	$318,903

Table of Contents	11

2014	705,689	675,961
2015	143,230	123,780
2016	113,780	123,780
2017	—	71,343
Thereafter	—	—
	962,699	994,864

9. Commitments and Contingencies

Leases

The Company leased its manufacturing and office facilities under non-cancellable operating lease arrangements.

Rent expense under operating leases was $253,454 and $213,024 for the six months ended December 31, 2013 and 2012.

Litigations

Litigation payable consisted of the following at December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly payments of $5,000.	$60,000	60,000
Unsecured notes payable to various parties in settlement of lawsuits payable in full.	77,500	77,500
	$137,500	137,500

The Company’s existing litigations are set forth below:

1.	James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08.

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

No provision has been made in the December 31, 2013 financial statements with respect to this matter, because the Company has assessed the litigation as having no merit and the likelihood of any liability pursuant to this litigation to be remote.

Table of Contents	12

2.	CNC Manufacturing v. All American CNC Sales, Inc., Elite Machine Tool Company/Sales & Services, CNC Repos, Superior Court for the State of California, County of Riverside, Case No. RIC 509650.

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

Abstract of Judgment and Writ were issued August 17, 2012.

A provision has been made in the December 31, 2013 financial statements in litigation payable with respect to this matter in the sum of $37,500.

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

The Company has made a provision in the sum of $60,000 in the financial statements in accounts payable as of June 30, 2013 but no payments that are due under the settlement agreement have been made. Judgment was entered on June 16, 2011, and a Writ was issued on February 24, 2012.

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

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock. The company has issued the 150,000 shares of common stock and made two payments to date. The Company has a provision in the sum of $50,000 in the financial statements in accounts payable as of December 31, 2013.

Table of Contents	13

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

A provision in the sum of $40,000 has been made in the financial statements in litigation payable as of December 31, 2013.

To date, there has been no further action on this case, and the Company plans to resolve this matter as soon as possible.

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

A payment in the sum of $5,000 was made in the month of December 2013.

The balance of the provision in accounts payable is $45,000 at December 31, 2013.

9.	Donald Yu. v M Line Holdings, Inc., Anthony L Anish and Jitu Banker, et al., case number 30-2012-005-740-19-CU-BC-CJC.

This suit was filed in respect of consulting services rendered to the Company. The Company decided to settle the lawsuit and thereby entered into a settlement agreement with Donald Yu.

Table of Contents	14

The case was settled on September 25, 2013 for $24,000 requiring two payments of $12,000 each, payable on September 30, 2013 and October 30, 2013.

The Company made the first payment of $12,000 on September 30, 2013 but has not made the second payment due on October 30, 2013.

A provision in the sum of $12,000 has been made in the financial statements in accrued expenses as of December 31, 2013

10.	Alu Forge, Inc., dba American Handforge . v Jitu Banker, Precision Aerospace & Technologies, Inc., and M Line Holdings, Inc., et al., case number 30-2013-00670772-CL-BC-CJC.

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

No provision is necessary as the liability has been settled in full.

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

A provision in the amount of $76,487 has been made in the financial statements, $25,000 in accrued expenses and $51,487 in accounts payable as of December 31, 2013.

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The related provisions for these litigations are reported under litigation payable, accounts payable and accrued expenses and other in the consolidated balance sheets.

10. Shareholders’ Equity

During the six months ended December 31, 2013 the Company issued the following shares of common stock:

•	5,805,130 common shares were issued to financial advisors, consultants and other parties in payment of fees and services to the Company. The Company determined the fair value of these shares to be $57,916.

•	16,000,000 common shares were issued to officers in lieu of salaries. The Company determined the fair value of these shares to be $160,000.
Table of Contents	15

11. Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

●	Level 1 -	Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
●	Level 2 -	Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.
●	Level 3 -	Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table presents the derivative financial instrument, the Company’s only financial liability measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level of hierarchy as of December 31, 2013:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$111,130	$—	$—	$111,130
Total	$111,130	$—	$—	$111,130

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at June 30, 2013	$—
Fair value of warrant derivative liabilities at issuance, recorded as debt discount	63,000
Unrealized derivative loss included in other expense	48,130
Balance at December 31, 2013	$111,130

The fair value of the derivative liability is calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instrument valued using the Black Scholes option pricing model:

	At Issuance	December 31, 2013
Market value of stock on measurement date	$0.030	$0.025
Risk-free interest rate	0.07%	0.07%
Dividend yield	0%	0%
Volatility factor	256%	255%
Term	0.26 year	0.25 year

12. Related Party Transactions

As of December 31, 2013, due from related party of $128,000 represents an amount due from an officer of Elite for funds advanced by the Company.

Table of Contents	16

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

Segment information is as follows for the three and six months ended December 31, 2013 and 2012:

Segment Information for the three months ended December 31, 2013	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$2,447,201	$859,179	$—	$3,306,380

Interest Expense	40,306	60,528	119,516	220,350
Depreciation and Amortization	750	40,118	—	40,868
Income (loss) before taxes	34,199	474,097	(300,431)	207,865
Total Assets	1,076,182	2,746,680	19,176	3,842,038
Capital Expenditure	$—	$—	$—	$—

Segment Information for the three months ended December 31, 2012	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$1,557,598	$883,285	$—	$2,440,883
Interest Expense	—	60,789	31,586	92,375
Depreciation and Amortization	750	42,172	545	43,467
Income (loss) before taxes	51,706	(387,777)	(63,993)	(400,064)
Total Assets	409,214	2,543,267	1,247,439	4,199,920
Capital Expenditure	$—	$—	$—	$—

Segment Information for the six months ended December 31, 2013	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$4,206,759	$1,826,815	$—	$6,033,574
Interest Income	—	—	—	—
Interest Expense	98,511	114,815	132,016	345,342
Depreciation and Amortization	1,500	83,753	—	85,253
Income (loss) before taxes	208,649	557,894	(389,917)	376,626
Total Assets	1,076,182	2,746,680	19,176	3,842,038
Capital Expenditure	$—	$—	$—	$—

Table of Contents	17

Segment Information for the six months ended December 31, 2012	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$2,459,665	$1,961,808	$—	$4,421,473
Interest Income	—	—	—	—
Interest Expense	17,151	132,603	41,711	191,465
Depreciation and Amortization	1,500	91,699	988	94,187
Income (loss) before taxes	(62,128)	(388,288)	(289,586)	(740,002)
Total Assets	409,214	2,543,267	1,247,439	4,199,920
Capital Expenditure	$—	$—	$—	$—

Sales are derived principally from customers located within the United States.

14. Subsequent Events

In January 2014, Asher Enterprises, Inc. converted $32,000 of the debt due into 3,250,000 shares of our common stock.

Table of Contents	18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of M Line Holdings, Inc. (referred to herein as “us, “we” or the “Company”) for the six month period ended December 31, 2013 contains forward-looking statements, principally in this section and in the section herein titled “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be accomplished.

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

Table of Contents	19

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

The primary components sold by our Precision Manufacturing Group during the six month period ended December 31, 2013 and 2012 were parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft. Although the market for in-flight entertainment systems has improved and is expected to continue to improve over the next two to three years, business is still inconsistent, and this may affect our business over the next several months. In addition, if there is a decrease in work, this may have an impact with the Machine Sales Group, as many of our customers that purchase machines from us do business with airline manufacturers.

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

Table of Contents	20

Results of Operations for the Three Months Ended December 31, 2013 compared to the Three Months Ended December 31, 2012.

	For the three months ended December 31,	For the three months ended December 31,
	2013	2012	Change

Sales by segment:
Machine Sales	$2,447,201	$1,557,598	$889,603
Precision Engineering	859,179	883,285	(24,106)
	3,306,380	2,440,883	865,497

Gross Profit by segment:
Machine Sales	399,314	348,335	50,979
Precision Engineering	512,721	239,473	273,248
	$912,035	$587,808	$324,227

Gross Profit by segment: %
Machine Sales	43.78	59.26
Precision Engineering	56.22	40.74

Sales

Sales in the three month period ended December 31, 2013 increased 35.46% compared to the three month period ended December 31, 2012.

The change is attributable to an increase in sales in the Machine Sales Group. Sales increased by 57.11% in the Machine Sales Group and decreased by 2.73% in the Precision Manufacturing Group.

Our Machine Sales Group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that affect the price that equipment can be sold for. The average sale price of the 47 pieces of equipment sold in the three months ended December 31, 2013 was $46,383 compared to the comparable period in fiscal 2012 of 22 pieces of equipment sold at an average sale price of $65,045. In addition, service work for the three months ended December 31, 2013 was $144,765 compared to the comparable period in fiscal 2012 of $3,676.

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

The decrease in sales in the Precision Manufacturing Group is the result of a net decrease of $24,106 in sales of precision metal component parts from Rockwell Collins in the three months ended December 31, 2013.

Gross Margin

Gross profit increased by 55.16% in fiscal period ended December 31, 2013 compared to the comparable period in fiscal 2012. The gross profit for the Machine Sales Group increased by 14.64% due to an increase in the volume of machines sold during this three month period.

Table of Contents	21

The increase within the Precision Manufacturing Group of 114.10% resulted from lower costs of goods sold as a result of an improvement in work flow in the scheduling of work in the factory. Management had recognized this weakness previously and has corrected it, thereby achieving greater productivity in the production area.

Selling, General & Administrative

Selling, general and administrative costs decreased by $522,807 to $372,690 for the three month period ended December 31, 2013 compared to $895,497 for the three months ended December 31, 2012. The change is primarily due to the write back of rent expense and a reduction of legal and professional expenses due to lower costs for investor relations and financing costs.

Interest Expense

Interest expense increased by $127,975 for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The change is attributable to carrying higher average debt balances and the increase in the average interest rate paid on our debt obligations as well as the recognition of amortization of deferred financing fees amounting to $119,516.

Derivative loss

The derivative loss for the three month period ended December 31, 2013 was $48,130 compared to that of the comparable period in 2012 amounting to $0.

The $48,130 cost in derivative liability arises as a result of a convertible loan from Asher Enterprises, Inc. in fiscal 2013.  The loan was a convertible promissory note with the ability to convert to shares at a discount from  the market price   Until the loan is repaid a charge was included on our financial statements that reflected the possible derivative liability that could result if the loan was converted to shares in the Company. The derivative liability was calculated using the Black Scholes method.

Results of Operations for the Six Months Ended December 31, 2013 compared to the Six Months Ended December 31, 2012.

	For the six months ended December 31,	For the six months ended December 31,
	2013	2012	Change

Sales by segment:
Machine Sales	$4,206,759	$2,459,665	1,747,094
Precision Engineering	1,826,815	1,961,808	(134,993)
	6,033,574	4,421,473	1,612,101

Gross Profit by segment:
Machine Sales	926,583	514,225	412,358
Precision Engineering	994,566	785,502	209,064
	1,921,149	1,299,727	621,422

Gross Profit by segment: %
Machine Sales	48.23	39.56
Precision Engineering	51.77	60.44

Table of Contents	22

Sales

Sales in the six month period ended December 31, 2013 increased 36.46% compared to the six month period ended December 31, 2012.

The change is attributable to an increase in sales in the Machine Sales Group. Sales increased by 71.03% in the Machine Sales Group and decreased by 6.88% in the Precision Manufacturing Group.

Our Machine Sales Group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that affect the price that equipment can be sold for. The average sale price of the 75 pieces of equipment sold in the six months ended December 31, 2013 was $50,885 compared to the comparable period in fiscal 2012 of 38 pieces of equipment sold at an average sale price of $58,728. In addition, service work for the six months ended December 31, 2013 was $224,074 compared to the comparable period in fiscal 2012 of $14,766.

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

The decrease in sales in the Precision Manufacturing Group is the result of a net decrease of $134,993 in sales of precision metal component parts from Rockwell Collins in the six months ended December 31, 2013.

Gross Margin

Gross profit increased by 47.81% in fiscal period ended December 31, 2013 compared to the comparable period in fiscal 2012. The gross profit for the Machine Sales Group increased by 80.19% due to an increase in the volume of machines sold during this six month period. The increase within the Precision Manufacturing Group of 26.62% resulted from lower costs of goods sold as a result of an improvement in work flow in the scheduling of work in the factory. Management had recognized this weakness previously and has corrected it, thereby achieving greater productivity in the production area.

Selling, General & Administrative

Selling, general and administrative costs decreased by $697,213 to $1,151,051 for the six month period ended December 31, 2013 compared to $1,848,264 for the six months ended December 31, 2012. The change is primarily due to the write back of rent expense and a reduction of legal and professional expenses due to lower costs for investor relations and financing costs.

Interest Expense

Interest expense increased by $153,877 for the six months ended December 31, 2013 compared to the six months ended December 31, 2012. The change is attributable to carrying higher average debt balances and the increase in the average interest rate paid on our debt obligations as well as the recognition of amortization of deferred financing fees amounting to $119,516.

Derivative loss

The derivative loss for the six month period ended December 31, 2013 was $48,130 compared to that of the comparable period in 2012 amounting to $0.

The $48,130 cost in derivative liability arises as a result of a convertible loan from Asher Enterprises, Inc. in fiscal 2013.  The loan was a convertible promissory note with the ability to convert to shares at a discount from  the market price   Until the loan is repaid a charge was included on our financial statements that reflected the possible derivative liability that could result if the loan was converted to shares in the Company. The derivative liability was calculated using the Black Scholes method.

Table of Contents	23

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources. As of December 31, 2013, our working capital (current assets less current liabilities) totaled ($3,310,028) compared to $(3,892,918) as of June 30, 2013, a decrease of $582,890.

As of December 31, 2013 we had $1,649,233 in debt outstanding under our Accounts Receivable and Inventory line of Credit with TCA Global Credit Master Fund, LP.

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

Cash Flows

The following table sets forth our cash flows for the six month periods ended December 31, 2013 and 2012

Provided by (used in)	2013	2012	Change

Operating activities	$42,113	$322,984	$280,871
Investing activities	—	(53,651)	(53,651)
Financing activities	(137,702)	(113,940)	23,762
	$(95,589)	$155,393	$250,982

Operating Activities

Operating cash flows during the six month periods ended December 31, 2013 and 2012, respectively, reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the six month period ended December 31, 2013, non-cash expenses included in our net income and in operating activities totaled $506,326 compared to $266,187 in six month period ended December 31, 2012.

The increase (decrease) in operating assets and liabilities for the six month period ended December 31, 2013 and 2012 were $(839,145) and $798,886, respectively. During the six month period ended December 31, 2013, the decrease was primarily attributable to a decrease in accounts receivable, accounts payable and accrued expenses.

Investing Activities

We made capital expenditures of $0 and $(18,388) during the six month period of the fiscal 2013 and 2012 period, respectively.

Financing Activities

Net cash used in financing activities was $(137,702) for the six months ended December 31, 2013, compared to $(113,940) for the six months ended December 31, 2012.

Table of Contents	24

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during our six month period ended December 31, 2013.

Table of Contents	25

PART II—OTHER INFORMATION

Item 1. Litigation.

1.	James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08.

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

No provision has been made in the December 31, 2013 financial statements with respect to this matter, because the Company has assessed the litigation as having no merit and the likelihood of any liability pursuant to this litigation to be remote.

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

Abstract of Judgment and Writ were issued August 17, 2012.

A provision has been made in the December 31, 2013 financial statements in litigation payable with respect to this matter in the sum of $37,500.

3.	Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC415693.

The Complaint was filed on June 12, 2009.

The Complaint alleges causes of action for breach of contract and common counts against All American CNC seeking damages in the amount of at least $163,578 and arises from a claim by Fadal that All American failed to pay amounts due. On June 26, 2009, Fadal amended the Complaint to include M Line Holdings, Inc. as a Defendant.

A settlement agreement in the amount of $60,000 was signed on May 31, 2011.

The Company has made a provision in the sum of $60,000 in the financial statements in accounts payable as of June 30, 2013 but no payments that are due under the settlement agreement have been made. Judgment was entered on June 16, 2011, and a Writ was issued on February 24, 2012.

4.	Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.

Table of Contents	26

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

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock. The company has issued the 150,000 shares of common stock and made two payments to date. The company has a provision in the sum of $50,000 in the financial statements in accounts payable as of December 31, 2013.

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

A provision in the sum of $40,000 has been made in the financial statements in litigation payable as of December 31, 2013.

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

8.	Douglas Technologies Group, Inc. v Elite Machine Tool Company and Lawrence Consalvi, et al., case number 30-2013-00657906-CU-FR-CJC.

Table of Contents	27

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

A payment in the sum of $5,000.00 was made in the month of December 2013.

The balance of the provision in accounts payable is $45,000 at December 31, 2013.

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

A provision in the sum of $12,000 has been made in the financial statements in accounts payable as of December 31, 2013.

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

No provision is necessary as the liability has been settled in full.

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

A provision in the amount of $76,487 has been made in the financial statements, $25,000 in accrued expenses and $51,487 in accounts payable as of December 31, 2013.

Table of Contents	28

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The related provisions for these litigations are reported under litigation payable, accounts payable and accrued expenses and other in the consolidated balance sheets.

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide the information required by this Item. However, we did include risk factors in our Annual Report on Form 10-K for the year ended June 30, 2012, as filed with the Commission on December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 5,805,130 shares of the Company's common stock to our investor relations and other consultants in payment of services to the Company. These shares were restricted in accordance with Rule 144. The issuance was exempt registration pursuant to Section 4 (2) of the Securities Act of 1933 and Mass Media, Newport Coast Securities, Bruce barren and American Capital Ventures are sophisticated investors and familiar with our operations.

The Company issued 16,000,000 shares of the Company's common stock to officers of the Company in lieu of salaries. These shares were restricted in accordance with Rule 144. The issuance was exempt registration pursuant to Section 4 (2) of the Securities Act of 1933 and Bruce Barren, our CEO, Anthony Anish and Jitu banker, are sophisticated investors and familiar with our operations.

Item 3. Defaults Upon Senior Securities.

There have been no events required to be reported under this Item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Table of Contents	29

Item 6. Exhibits.

The following Exhibits required by Item 601 of Regulation S-K to be filed herewith are either filed herewith or incorporated by reference to previously filed documents, as indicated.

Item No.	Description

3.1	Articles of Incorporation

3.2(1)	Bylaws

10.1(1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2(1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA. -

10.3(1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4(1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.5(1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

10.6(1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.7(2)	Separation Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 26, 2008

10.8(3)	Independent Contractor Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 30, 2008

10.9(3)	Loan Agreements with Pacific Western Bank dated September 20, 2008 -

10.10(4)	Assignment of Promissory Note and Consent Thereto by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated March 24, 2009

10.11(4)	M Line Holdings, Inc. Demand Note for up to $500,000 dated March 25, 2009 [Note: What is this pro note, and what is its status? Is this the first Note described in Note 7 (Notes Payable) in the financial statements?]

10.12(5)	Letter of Intent by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated June 30, 2010

10.13(6)	Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. dated April 26, 2010

10.14(6)	Convertible Promissory Note with Asher Enterprises, Inc. dated May 25, 2010

10.15(6)	Commercial Real Estate Lease with SG&H Partners, L.P. for Anaheim Property dated August 13, 2010

10.16(6)	Business Loan Agreement with Pacific Western Bank dated June 7, 2010

10.17(7)	Addendum No. 2 dated September 30, 2011 to Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.18(7)	Executive Employee Agreement with Barton Webb dated July 25, 2011

10.19(8)	Loan and Security Agreement with Utica Leaseco, LLC dated as of October 8, 2012

10.19	Loan Agreements with TCA Global Credit master Fund, LP

Table of Contents	30

10.20(8)	Note and Stock Purchase Agreements with Spagus Capital Partners, LLC dated September 29, 2011

10.21	Executive Employee Agreement with Anthony L. Anish dated July 17, 2013

10.22	Executive Employee Agreement with Jitu Banker dated July 17, 2013

21	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of George Colin (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jitu Banker (filed herewith).

32.1	Section 1350 Certification of George Colin (filed herewith).

32.2	Section 1350 Certification of Jitu Banker (filed herewith).

________________________________________

(1)	Previously filed with Registration Statement on Form 10-12G filed with the Commission on May 16, 2008.
(2)	Previously filed with First Amended Current Report on Form 8-K/A filed with the Commission on October 10, 2008.
(3)	Previously filed with Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed with the Commission on November 13, 2008.
(4)	Previously filed with Current Report on Form 8-K filed with the Commission on April 24, 2009.
(5)	Previously filed with Current Report on Form 8-K filed with the Commission on July 6, 2009.
(6)	Previously filed with Annual Report on Form 10-K for the period ended June 30, 2010 filed with the Commission on November 12, 2010.
(7)	Previously filed with Annual Report on Form 10-K for the period ended June 30, 2011 filed with the Commission on October 13, 2011.
(8)	Previously filed with Annual Report on Form 10-K for the period ended June 30, 2012 filed with the Commission on October 16, 2012.

Table of Contents	31

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M Line Holdings, Inc.

Dated: February 11, 2014		/s/ Bruce Barren
	By:	Bruce Barren
President, Chief Executive
Officer and a Director

Dated: February 11, 2014		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer,
and a Director

Table of Contents	32