Form 10-Q
period 2014-03-31
M LINE HOLDINGS INC
filed 2014-05-20
CIK 1072248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______________to _______________.

Commission File Number 000-53265

M LINE HOLDINGS, INC.
(Exact Name of Company as Specified in its Charter)

Nevada	88-0375818
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2672 Dow Avenue
Tustin, CA	92780
(Address of principal executive offices)	(Zip Code)

(714) 630-6253
(Registrant’s telephone number, including area code)

_______________________________________________
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
Yes [X]      No [   ].

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
Yes [X]      No.[   ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 18, 2014, there were 216,413,801 shares of common stock, par value $.001, issued and outstanding.

M LINE HOLDINGS, INC.

PART 1—FINANCIAL INFORMATION

References in this document to “us,” “we” or the “Company” refer to M LINE HOLDINGS, INC. and our subsidiaries, E.M. Tool Company, Inc. and Precision Aerospace & Technologies, Inc., formerly Eran Engineering, Inc.

Item 1. Financial Statements.

M LINE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

Assets
	As of March 31	As of June 30
	2014	2013
Current assets:

Cash and cash equivalents	$187,148	$182,305
Accounts receivable, net	2,044,498	990,010
Inventory, net	1,654,593	1,555,910
Due from related party	179,769	99,348
Deferred financing costs	-	199,516

Total current assets	4,066,008	3,027,089

Property and equipment, net	439,308	556,555

Deposits and other	115,922	113,445

Total assets	$4,621,238	$3,697,089

Liabilities and shareholders' equity

Current liabilities:
Bank overdraft	$80,366	$85,542
Accounts payable	1,404,470	1,421,626
Accounts payable - related party	43,454	43,454
Accrued expenses and other	2,753,988	2,788,697
Litigation payable	137,500	137,500
Derivative liability	605,987	-
Line of credit	1,641,215	1,702,726
Notes payable - current, net of debt discount of $292,142 and $69,996 respectively.	701,403	675,961
Current portion of capital lease obligations	53,901	54,501
Deferred income	-	10,000
Total Current Liabilities	7,422,284	6,920,007

Notes payable - net of current portion	274,194	318,903

Capital lease obligation, net of current portion	50,917	90,742

Total liabilities	7,747,395	7,329,652

Commitments and contingencies	-	-

Shareholders' equity:

Preferential stock: $0.001 par value, 10,000,000 shares authorized, 200,000 shares issued and outstanding at March 31, 2014 and June 30, 2013 respectively	200	200
Common stock: $0.001 par, 500,000,000 shares authorized, 145,951,247 and 70,211,145 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	145,951	70,211

Additional paid in capital	11,798,044	10,741,397

Subscription receivable	(27,200)	-

Accumulated deficit	(15,043,152)	(14,444,371)

Total shareholders' equity	(3,126,157)	(3,632,563)

Total liabilities and shareholders' equity	$4,621,238	$3,697,089

The accompanying notes form an integral part of these unaudited consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013

Net sales	$2,419,511	$2,319,819	$8,453,085	$6,741,292
Cost of sales	1,459,876	1,960,709	5,572,301	5,082,455
Gross profit	959,635	359,110	2,880,784	1,658,837

Operating expenses:
Selling, general and administrative	724,055	863,060	1,875,106	2,711,324
Amortization of intangible assets	-	-	-	-
Total operating expense	724,055	863,060	1,875,106	2,711,324

Operating income (loss)	235,580	(503,950)	1,005,678	(1,052,487)

Other expenses
Interest expense	(557,325)	(111,463)	(902,667)	(302,928)

Derivative loss	(651,968)	-	(700,098)	-

Total other expenses	(1,209,293)	(111,463)	(1,602,765)	(302,928)

Loss before income tax	(973,713)	(615,413)	(597,087)	(1,355,415)

Income tax provision	-	-	(1,694)	(2,086)
Net loss	$(973,713)	$(615,413)	$(598,781)	$(1,357,501)

Net loss per share:
Basic and dilutive loss per share:	$(0.01)	(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares under in per share calculations (basic and diluted)	104,796,533	62,234,201	87,226,691	58,266,218

The accompanying notes form an integral part of these unaudited consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		Nine months ended March 31,
		2014		2013
Cash flows from operating activities:
Net loss		$(598,781)		$(1,357,501)
Reconciliation of net loss to net cash provided by operations:
Depreciation		125,247		134,828
Amortization of deferred financing costs		199,516		-
Amortization of debt discount		393,293		-
Issuance of shares for services		217,916		380,750
Change in derivative liabilities		700,098		-
Changes in operating assets and liabilities:
Accounts receivable		(1,054,488)		(111,780)
Inventory		(98,683)		(13,415)
Prepaid expenses and other assets		(2,477)		(26,816)
Due from related party		(80,421)		(54,974)
Accounts payable, accrued expenses and other		(85,566)		1,016,646
Litigation payable		-		105,959

Net cash provided by (used in) operating activities		(284,346)		73,697
Cash flows from investing activities:
Acquisition of property and equipment		(8,000)		(53,650)
Net cash used in investing activities		(8,000)		(53,650)
Cash flows from financing activities:
Net borrowings (repayments) on line of credit		(61,511)		(223,501)
Net proceeds from notes payable		643,695		619,835
Bank overdraft		(5,176)		-
Payments to notes payable		(239,394)		(220,384)
Payments on capital leases		(40,425)		(60,738)
Net cash provided by financing activities		297,189		115,212

Net increase in cash and cash equivalents		4,843		135,259

Cash and cash equivalents at beginning of period		182,305		5,212

Cash and cash equivalents at end of period		$187,148		$140,471

Supplemental disclosure of cash flow information:
Cash paid for interest		$211,560		$302,928
Cash paid for income taxes		$-		$-

Non-cash investing and financing activities:	$		$
Debt discount from derivative liability		544,400		-
Common stock issued for debt conversions		248,761		-
Derivative resolution due to conversions		638,511		-
Subscription receivable		27,200		-

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

3. Going Concern and Management Plans

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $15,043,152 as of March 31, 2014 and negative working capital.

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

Inventories consisted of the following:

	March 31,	June 30,
	2014	2013
Finished Goods and Components	$1,194,034	$971,099
CNC Machines held for sale	265,500	364,583
Work in Progress	378,419	415,108
Raw Materials and Parts	16,640	5,120
	1,854,593	1,755,910
Less: Reserve for inventories	(200,000)	(200,000)
Inventories, net.	$1,654,593	$1,555,910

5. Accrued Expenses

	March 31,	June 30,
	2014	2013
Compensation and related benefits	$1,939,270	$1,934,314
Audit Fees	46,000	72,500
Other	768,718	781,883
	$2,753,988	$2,788,697

6. Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of March 31, 2014 and June 30, 2013.

	March 31,	June 30,
	2014	2013
2014	$53,901	$54,501
2015	50,917	54,501
2016	-	36,241
2017	-	-
Total minimum lease payments	104,818	145,243
Less amount representing interest	-	-
Present value of future minimum lease payments	104,818	145,243
Less current portion of capital lease obligations	(53,901)	(54,501)
Capital Lease obligations, net of current portion	$50,917	$90,742

7. Line of Credit

Main Credit:

As of March 31, 2014, the Company owed $0 principal as all outstanding sums were paid in July 2013.

TCA Global Master Credit Fund LP (“TCA”):

The line of credit with Main Credit was replaced on April 30, 2013, with a line of credit from TCA up to the amount of $10 million. As of March 31, 2014, the Company has drawn $1,836,470 from the line of which $1,641,215 is outstanding as of March 31, 2014. Amounts drawn from the line of credit are subject to interest at 18% per annum. The loan matured on October 31, 2013, but was extended for a further period of six months through April 30, 2014.

The line of credit with TCA Global Credit Master Fund, LP is secured by the receivables and inventory of Precision Aerospace and Technologies, Inc., E. M. Tool Co. Inc., and a blanket lien over all of the group’s assets.

8. Notes Payable

	March 31,	June 30,
	2014	2013

Notes payable to a financial institution, secured by the underlying equipment in aggregate monthly installments of varying amounts, on a reducing balance method, with the balance due in October 2016.	$335,525	$422,940

An unsecured note payable to a corporation in respect of accounting software payable in monthly installments of $ 1,923. This note is now due and payable and is being negotiated with the company.	46,811	46,811

Two unsecured convertible notes payable to a financial institution, net of debt discount of 186,676	16,970	-

An unsecured convertible note payable to a financial institution, net of discount of $25,208	2,292	-

An unsecured convertible note payable to a financial institution, net of discount of $17,917	3,583	-

Two unsecured convertible notes payable in the sum of $110,751, $55,463 of which have been converted to common stock, net of discount of $4,407.	50,881	-

Two unsecured notes payable in the sum of $150,000, each, to a financial institution in full in November 2011 and March 31, 2012. The company is currently in default and has negotiated to pay the notes in monthly installments of $20,000 commencing November 2012.	137,810	354,459

Two unsecured convertible notes payable in the sum of $110,751, $18,500 of which have been converted to common stock, net of discount of $35,209	57,042	-

Two unsecured convertible notes payable in the sum of $110,751, $48,750 of which have been converted to common stock, net of discount of $10,001	52,000	-

An unsecured note payable to a corporation in weekday amounts of $700, increasing to $1,650, in September 2013 through December 2013. This note is currently past due.	40,300	86,624

An unsecured note payable to a corporation in weekday amounts of $691 each, ending in December 2013. This note is currently past due.	57,121	84,030

An unsecured note payable to a corporation in weekday amounts of $890 each, ending in October 2014, net of a discount of $12,724.	69,911	-

An unsecured note payable to a corporation in weekday amounts of $841 each, ending in February 2014. This note is currently past due.	105,351	-

TOTAL	975,597	994,864
Less Current Portion	701,403	675,961
Long Term Portion	$274,194	$318,903

2014	701,403	675,961
2015	143,537	123,780
2016	130,657	123,780
2017	-	71,343
Thereafter	-	-
	975,597	994,864

9. Commitments and Contingencies

Leases

The Company leased its manufacturing and office facilities under non-cancellable operating lease arrangements.

Rent expense under operating leases was $404,462 and $375,887 for the nine months ended March 31, 2014 and 2013.

Litigations

Litigation payable consisted of the following at March 31, 2014 and June 30, 2013:

	March 31,	June 30,
	2014	2013

An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly payments of $5,000.	$60,000	60,000

Unsecured notes payable to various parties in settlement of lawsuits payable in full.	77,500	77,500

TOTAL	$137,500	137,500

The Company’s existing litigations are set forth below:

1.	James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755- 08.

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

No provision has been made in the March 31, 2014 financial statements with respect to this matter, because the Company has assessed the litigation as having no merit and the likelihood of any liability pursuant to this litigation to be remote.

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

Abstract of Judgment and Writ were issued August 17, 2012.

A provision has been made in the March 31, 2014 financial statements in litigation payable with respect to this matter in the sum of $37,500.

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

The Company has made a provision in the sum of $60,000 in the financial statements in accounts payable as of June 30, 2013 but no payments that are due under the settlement agreement have been made. Judgment was entered on June 16, 2011, and a Writ for collection was issued on February 24, 2012.

4.	Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009- 00121514.

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

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock. The company has issued the 150,000 shares of common stock and made two payments to date. The Company has a provision in the sum of $50,000 in the financial statements in accounts payable as of March 31, 2014.

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

A provision in the sum of $40,000 has been made in the financial statements in litigation payable as of March 31, 2014.

To date, there has been no further action on this case.

7.	All Direct Travel Services, Inc. v. Jitu Banker, M Line holdings, Inc., Airworks International, Inc., case number 30-2011- 00472824-CL-CO-CJC

This case was settled as to Jitu Banker and the Company for $2,000 payable on February 25, 2013. We do not yet have sufficient information to determine what the potential outcome of this may be or whether or to what extent it would or could have a financial impact on the Company. A default judgment was entered on January 6, 2012.

8.	Douglas Technologies Group, Inc. v Elite Machine Tool Company and Lawrence Consalvi, et al., case number 30- 2013-00657906-CU-FR-CJC.

This suit was filed on June 20, 2013 in respect of an alleged deficiency in the machine supplied to Douglas Technologies. The Company decided to settle the lawsuit and thereby entered into a settlement agreement with the customer.

This case was settled on November 5, 2013 for $50,000 requiring a commencing payment of $10,000 on November 15, 2013 with the balance being paid in 8 monthly installments of $5,000 each. Payments amounting to of $30,000 were made during the period ended March 31, 2014.

The balance of the provision in accounts payable is $20,000 at March 31, 2014.

9.	Donald Yu. v M Line Holdings, Inc., Anthony L Anish and Jitu Banker, et al., case number 30-2012-005-740-19-CU- BC-CJC.

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

A provision in the sum of $12,000 has been made in the financial statements in accrued expenses as of March 31, 2014.

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

A provision in the amount of $35,000 has been made in the financial statements, in accounts payable, as of March 31, 2014.

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

10. Shareholders’ Equity

During the nine months ended March 31, 2014, the Company issued the following shares of common stock:

  5,805,130 common shares were issued to financial advisors, consultants and other parties in payment of fees and services to the Company. The Company determined the fair value of these shares to be $57,916.
  16,000,000 common shares were issued to officers in lieu of salaries. The Company determined the fair value of these shares to be $160,000.

  45,934,972 common shares were issued in connection with the conversion of debt and accrued interest of $248,761 to equity

  8,000,000 common shares issued for subscriptions amounting to $27,200

The authorized common stock of the Company was increased to 500,000,000 shares effective October 15, 2013.

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

•	Level 1 -	Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
•	Level 2 -

Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

•	Level 3 -

Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table presents the derivative financial instrument, the Company’s only financial liability measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level of hierarchy as of March 31, 2014:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$605,987	$-	$-	$605,987
Total	$605,987	$-	$-	$605,987

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at June 30, 2013	$-
Fair value of warrant derivative liabilities at issuance, recorded as debt discount	544,400
Settlement of derivative liabilities to additional paid in capital	(638,511)
Unrealized derivative loss included in other expense	700,098
Balance at March 31, 2014	$605,987

The fair value of the derivative liability is calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instrument valued using the Black Scholes option pricing model:

	At Issuance	March 31, 2014
Market value of stock on measurement date	$0.01 - 0.03	$0.01
Risk-free interest rate	0.07 - 0.35%	0.13 – 0.44%
Dividend yield	0%	0%
Volatility factor	256 - 343%	321 -334%
Term	0.26 - 2 years	0.84 – 1.9 years

12. Related Party Transactions

As of March 31, 2014, due from related party of $179,769 represents an amount due from an officer of Elite for funds advanced by the Company.

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

Segment information is as follows for the three and nine months ended March 31, 2014 and 2013:

Segment Information for the three	Machine	Precision
months ended March 31, 2014	Sales	Manufacturing	Corporate	Total

Revenue	$1,580,726	$838,785	$-	$2,419,511

Interest Expense	36,342	79,153	441,830	557,325
Depreciation and Amortization	750	39,244	-	39,994
Income (loss) before taxes	291,422	(46,896)	(1,218,239)	(973,713)
Total Assets	1,613,644	2,976,949	30,645	4,621,238
Capital Expenditure	$-	$8,000	$-	$8,000

Segment Information for the three	Machine	Precision
months ended March 31, 2013	Sales	Manufacturing	Corporate	Total
Revenue	$1,431,482	$888,337	$-	$2,319,819
Interest Expense	-	66,878	44,585	111,463
Depreciation and Amortization	750	37,091	2,799	40,640
Income (loss) before taxes	(18,914)	(418,053)	(178,466)	(615,433)
Total Assets	780,201	2,675,766	1,270,213	4,726,180
Capital Expenditure	$-	$-	$-	$-

Segment Information for the nine	Machine	Precision
months ended March 31, 2014	Sales	Manufacturing	Corporate	Total

Revenue	$5,787,485	$2,665,600	$-	$8,453,085
Interest Income	-	-	-	-
Interest Expense	134,853	193,968	573,846	902,667
Depreciation and Amortization	1,500	123,747	-	125,247
Income (loss) before taxes	500,068	511,001	(1,608,156)	(597,087)
Total Assets	1,613,644	2,976,949	30,645	4,621,238
Capital Expenditure	$-	$8,000	$-	$8,000

Segment Information for the nine	Machine	Precision
months ended March 31, 2013	Sales	Manufacturing	Corporate	Total

Revenue	$3,891,147	$2,850,145	$-	$6,741,292
Interest Income	-	-	-	-
Interest Expense	17,151	199,481	86,296	302,928
Depreciation and Amortization	2,250	128,790	3,787	134,827
Income (loss) before taxes	(81,042)	(806,340)	(468,033)	(1,355,415)
Total Assets	780,201	2,675,766	1,270,213	4,726,180
Capital Expenditure	$-	$(53,651)	$-	$(53,651)

Sales are derived principally from customers located within the United States.

14. Subsequent Events

In April and part of May 2014, the company issued 70,462,554 shares of common stock to the note holders, disclosed in note 8, in settlement of the debt due to these companies.

Mr. Percy Cerff was appointed to the Board of Directors on April 21, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of M Line Holdings, Inc. (referred to herein as “us, “we” or the “Company”) for the nine month period ended March 31, 2014 contains forward-looking statements, principally in this section and in the section herein titled “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be accomplished.

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

Overview

We currently conduct all of our operations through two of our two wholly-owned subsidiaries: E..M. Tool Company, Inc. dba Elite Machine Tool Company (“Elite”) and Precision Aerospace & Technologies, Inc. (“Precision”), (formerly Eran Engineering, Inc.). Through Elite we refurbish and sell pre-owned CNC (computer numerically controlled) machine tool equipment and service and rebuild CNC equipment for customers and Precision is a customer focused, industry leading aircraft and medical precision metal component manufacturer offering low cost build-to-print and assembly services for production and spare parts, with design, development and sustaining engineering support services for its customers.

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

Precision Manufacturing Group

The Precision Manufacturing Group is composed of Precision (formerly Eran Engineering), a wholly-owned subsidiary. Precision is a customer focused, industry leading aircraft and medical component manufacturer offering low cost build-to-print and assembly services for production and spare parts, with design, development and sustaining engineering support services for its customers. Precision, with an installed base of over forty CNC machines, manufactures parts and assemblies primarily for the aerospace and medical industries. Aerospace Customers include Panasonic Avionics Corporation (“Panasonic”), Rockwell Collins, UTC Aerospace, (formerly Goodrich Aerostructures), a division of the United Technologies Group and our largest medical customer, Beckman Coulter (part of the Danaher group).

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

The primary components sold by our Precision Manufacturing Group during the nine month period ended March 31, 2014 and 2013 were parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft. Although the market for in-flight entertainment systems has improved and is expected to continue to improve over the next two to three years, business is still inconsistent, and this may affect our business over the next several months. In addition, if there is a decrease in work, this may have an impact with the Machine Sales Group, as many of our customers that purchase machines from us do business with airline manufacturers.

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

Abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) are recognized as current-period charges. Fixed production overhead is allocated to the costs of conversion into inventories based on normal capacity of the production facilities. We utilize an expected normal level of production within the Precision manufacturing segment, based on our plant capacity. To the extent we do not achieve normal expected productions levels, we charge such under-absorption of fixed overhead to operations.

Results of Operations for the Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013.

	For the three	For the three
	months	months
	ended March	ended March
	31,	31,
	2014	2013	Change

Sales by segment:
Machine Sales	$1,580,726	$1,431,482	149,244
Precision Engineering	838,785	888,337	(49,552)
	2,419,511	2,319,819	99,692

Gross Profit by segment:
Machine Sales	637,451	239,390	398,061
Precision Engineering	322,184	119,720	202,464
	959,635	359,110	600,525

Gross Profit by segment: %
Machine Sales	66.43	66.66
Precision Engineering	33.57	33.34

Sales

Sales in the three month period ended March 31, 2014 increased 4.30% compared to the three month period ended March 31, 2013.

The change is attributable to an increase in sales in the Machine Sales Group. Sales increased by 10.43% in the Machine Sales Group and decreased by 5.58% in the Precision Manufacturing Group.

Our Machine Sales Group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that affect the price that equipment can be sold for. The average sale price of the 29 pieces of equipment sold in the three months ended March 31, 2014 was $54,442 compared to the comparable period in fiscal 2013 of 20 pieces of equipment sold at an average sale price of $69,225. In addition, service work for the three months ended March 31, 2014 was $8,635 compared to the comparable period in fiscal 2013 of $33,365.

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

The decrease in sales in the Precision Manufacturing Group is the result of a net decrease of $49,552 in sales of precision metal component parts from Goodrich Aerostructures in the three months ended March 31, 2014.

Gross Margin

Gross profit increased by 167.23% in fiscal period ended March 31, 2014 compared to the comparable period in fiscal 2013. The gross profit for the Machine Sales Group increased by 166.28% due to an increase in the volume of machines sold during this three month period. The increase within the Precision Manufacturing Group of 169.11% resulted from lower costs of goods sold as a result of an improvement in work flow and the scheduling of work in the factory. Management had recognized this weakness previously and has corrected it, thereby achieving greater productivity in the production area.

Selling, General & Administrative

Selling, general and administrative costs decreased by $139,005 to $724,055 for the three month period ended March 31, 2014 compared to $863,060 for the three months ended March 31, 2013. The change is due primarily to improved manufacturing efficiencies in the Precision engineering division.

Interest Expense

Interest expense increased by $445,862 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The change is attributable to the amortization of the debt discount related to new notes in 2014.

Derivative Gain (Loss)

The derivative loss for the three month period ended March 31, 2014 was $651,968 compared to that of the comparable period in 2013 amounting to $0. The loss was the result of the new notes in 2014 that qualified as derivatives.

Results of Operations for the Nine Months Ended March 31, 2014 compared to the Nine Months Ended March 31, 2013.

	For the nine	For the nine
	months	months
	ended March	ended March
	31,	31,
	2014	2013	Change

Sales by segment:
Machine Sales	$5,787,485	$3,891,147	1,896,338
Precision Engineering	2,665,600	2,850,145	(184,545)
	8,453,085	6,741,292	1,711,793

Gross Profit by segment:
Machine Sales	1,564,034	753,614	810,420
Precision Engineering	1,316,750	905,223	411,527
	2,880,784	1,658,837	1,221,947

Gross Profit by segment: %
Machine Sales	54.29	45.43
Precision Engineering	45.71	54.57

Sales

Sales in the nine month period ended March 31, 2014 increased 25.39% compared to the nine month period ended March 31, 2013.

The change is attributable to an increase in sales in the Machine Sales Group. Sales increased by 48.73% in the Machine Sales Group and decreased by 6.47% in the Precision Manufacturing Group.

Our Machine Sales Group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that affect the price that equipment can be sold for. The average sale price of the 105 pieces of equipment sold in the nine months ended March 31, 2014 was $51,373 compared to the comparable period in fiscal 2013 of 58 pieces of equipment sold at an average sale price of $62,347. In addition, service work for the nine months ended March 31, 2014 was $232,709 compared to the comparable period in fiscal 2013 of $48,131.

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

The decrease in sales in the Precision Manufacturing Group is the result of a net decrease of $184,545 in sales of precision metal component parts from Goodrich Aerostructures in the nine months ended March 31, 2014.

Gross Margin

Gross profit increased by 73.66% in fiscal period ended March 31, 2014 compared to the comparable period in fiscal 2013. The gross profit for the Machine Sales Group increased by 107.54% due to an increase in the volume of machines sold during this nine month period. The increase within the Precision Manufacturing Group of 45.46% resulted from lower costs of goods sold as a result of an improvement in work flow in the scheduling of work in the factory. Management had recognized this weakness previously and has corrected it, thereby achieving greater productivity in the production area.

Selling, General & Administrative

Selling, general and administrative costs decreased by $836,218 to $1,875,106 for the nine month period ended March 31, 2014 compared to $2,711,324 for the nine months ended March 31, 2013. The change is primarily due to the write back of the overprovision for rent expense and a reduction of legal and professional expenses due to lower costs for investor relations and financing costs.

Interest Expense

Interest expense increased by $599,739 for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013. The change is attributable to amortization of debt discount related to new notes in 2014 as well as the recognition of amortization of deferred financing fees.

Derivative Gain (Loss)

There was a derivative (loss) of $700,098 for the nine month period ended March 31, 2014 and $0 in the comparable period in 2013. The change is due to the additional notes that qualified as derivatives in 2014.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including repayment of debt by the issue of common stock. As of March 31, 2014, our working capital (current assets less current liabilities) totaled ($3,356,276) compared to $(3,983,660) as of June 30, 2013, a decrease of $627,384.

As of March 31, 2014 we had $1,641,215 in debt outstanding under our Accounts Receivable and Inventory line of Credit with TCA Global Credit Master Fund, LP.

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

Cash Flows

The following table sets forth our cash flows for the nine month periods ended March 31, 2014 and 2013.

Provided by (used in)	2014	2013	Change

Operating activities	(284,346)	73,697	(358,043)
Investing activities	(8,000)	(53,650)	45,650
Financing activities	297,189	115,212	181,977
	4,843	135,259	130,416

Operating Activities

Operating cash flows during the nine month periods ended March 31, 2014 and 2013, respectively, reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the nine month period ended March 31, 2014, non-cash expenses included in our net income and in operating activities totaled $1,636,070 compared to $515,578 in the nine month period ended March 31, 2013.

The increase (decrease) in operating assets and liabilities for the nine month period ended March 31, 2014 and 2013 were $(1,321,635) and $915,610, respectively. During the nine month period ended March31, 2014, the decrease was primarily attributable to an increase in accounts receivable, and inventory.

Investing Activities

We made capital expenditures of $8,000 and $(53,650) during the nine month period of the fiscal 2014 and 2013 period, respectively.

Financing Activities

Net cash provided by financing activities was $297,189 for the nine months ended March 31, 2014, compared to $115,212 for the nine months ended March 31, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during our nine month period ended March 31, 2014.

PART II—OTHER INFORMATION

1.	James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194- 32755-08.

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

No provision has been made in the March 31, 2014 financial statements with respect to this matter, because the Company has assessed the litigation as having no merit and the likelihood of any liability pursuant to this litigation to be remote.

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

Abstract of Judgment and Writ were issued August 17, 2012.

A provision has been made in the March 31, 2014 financial statements in litigation payable with respect to this matter in the sum of $37,500.

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

The Company has made a provision in the sum of $60,000 in the financial statements in accounts payable as of June 30, 2013 but no payments that are due under the settlement agreement have been made. Judgment was entered on June 16, 2011, and a Writ for collection was issued on February 24, 2012.

4.	Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009- 00121514.

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

A former attorney for M Line Holdings, Inc. has sued seeking damages for failure to pay legal fees in the amount of $120.166.

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock. The company has issued the 150,000 shares of common stock and made two payments to date. The Company has a provision in the sum of $50,000 in the financial statements in accounts payable as of March 31, 2014.

The Company currently is in default of its payment obligations under the settlement. Plaintiff currently is seeking to obtain a judgment as a result of the breach of the settlement agreement.

6.	Timothy D. Consalvi v. M Line Holdings, Inc. et.al, Orange County Superior Court Case No, 00308489.

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

A provision in the sum of $40,000 has been made in the financial statements in litigation payable as of March 31, 2014.

To date, there has been no further action on this case.

7.	All Direct Travel Services, Inc. v. Jitu Banker, M Line holdings, Inc., Airworks International, Inc., case number 30-2011- 00472824-CL-CO-CJC

This case was settled as to Jitu Banker and the Company for $2,000 payable on February 25, 2013. We do not yet have sufficient information to determine what the potential outcome of this may be or whether or to what extent it would or could have a financial impact on the Company. A default judgment was entered on January 6, 2012.

8.	Douglas Technologies Group, Inc. v Elite Machine Tool Company and Lawrence Consalvi, et al., case number 30- 2013-00657906-CU-FR-CJC.

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

Payments amounting to of $30,000 were made during the period ended March 31, 2014.

The balance of the provision in accounts payable is $20,000 at March 31, 2014.

9.	Donald Yu. v M Line Holdings, Inc., Anthony L Anish and Jitu Banker, et al., case number 30-2012-005-740-19-CU- BC-CJC.

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

A provision in the sum of $12,000 has been made in the financial statements in accrued expenses as of March 31, 2014.

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

A provision in the amount of $35,000 has been made in the financial statements, in accounts payable, as of March 31, 2014.

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

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide the information required by this Item. However, we did include risk factors in our Annual Report on Form 10-K for the year ended June 30, 2013, as filed with the Commission on December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 59,740,102 shares of the Company's common stock in settlement of debt and to our investor relations and other consultants in payment of services to the Company. These shares were free trading and restricted in accordance with Rule 144. The issuance was exempt registration pursuant to Section 4 (2) of the Securities Act of 1933 and Mass Media, Newport Coast Securities, Bruce Barren and American Capital Ventures are sophisticated investors and familiar with our operations.

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

Item No.	Description

3.1	Articles of Incorporation

3.2(1)	Bylaws

10.1(1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2(1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA. -

10.3(1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4(1)	Share Exchange Agreement with Gledhill/Lyons, Inc. dated March 26, 2007

10.5(1)	Share Exchange Agreement with Nu-Tech Industrial Sales, Inc. dated March 19, 2007

10.6(1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.7(2)	Separation Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 26, 2008

10.8(3)	Independent Contractor Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A.

Consalvi dated September 30, 2008

10.9	(3) Loan Agreements with Pacific Western Bank dated September 20, 2008 -

10.10	(4) Assignment of Promissory Note and Consent Thereto by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated March 24, 2009

10.11(4)

M Line Holdings, Inc. Demand Note for up to $500,000 dated March 25, 2009 [Note: What is this pro note, and what is its status? Is this the first Note described in Note 7 (Notes Payable) in the financial statements?]

10.12	(5) Letter of Intent by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated June 30, 2010

10.13	(6) Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. dated April 26, 2010

10.14	(6) Convertible Promissory Note with Asher Enterprises, Inc. dated May 25, 2010

10.15	(6) Commercial Real Estate Lease with SG&H Partners, L.P. for Anaheim Property dated August 13, 2010

10.16	(6) Business Loan Agreement with Pacific Western Bank dated June 7, 2010

10.17	(7) Addendum No. 2 dated September 30, 2011 to Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.18	(7) Executive Employee Agreement with Barton Webb dated July 25, 2011

10.19	(8) Loan and Security Agreement with Utica Leaseco, LLC dated as of October 8, 2012

10.19	Loan Agreements with TCA Global Credit master Fund, LP

10.20	(8) Note and Stock Purchase Agreements with Spagus Capital Partners, LLC dated September 29, 2011

10.21	Executive Employee Agreement with Anthony L. Anish dated July 17, 2013

10.22	Executive Employee Agreement with Jitu Banker dated July 17, 2013

21	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of George Colin (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jitu Banker (filed herewith).

32.1	Section 1350 Certification of George Colin (filed herewith).

32.2	Section 1350 Certification of Jitu Banker (filed herewith).

____________________

(1)	Previously filed with Registration Statement on Form 10-12G filed with the Commission on May 16, 2008.
(2)	Previously filed with First Amended Current Report on Form 8-K/A filed with the Commission on October 10, 2008.
(3)	Previously filed with Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed with the Commission on November 13, 2008.
(4)	Previously filed with Current Report on Form 8-K filed with the Commission on April 24, 2009.
(5)	Previously filed with Current Report on Form 8-K filed with the Commission on July 6, 2009.
(6)	Previously filed with Annual Report on Form 10-K for the period ended June 30, 2010 filed with the Commission on November 12, 2010.
(7)	Previously filed with Annual Report on Form 10-K for the period ended June 30, 2011 filed with the Commission on October 13, 2011.
(8)	Previously filed with Annual Report on Form 10-K for the period ended June 30, 2012 filed with the Commission on October 16, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M Line Holdings, Inc.

Dated: May 20, 2014		/s/ Bruce Barren
	By:	Bruce Barren
President, Chief Executive
Officer and a Director

Dated: May 20, 2014		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer,
and a Director