Form 10-K
period 2014-06-30
M LINE HOLDINGS INC
filed 2015-06-24
CIK 1072248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-53265

M LINE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0375818 (I.R.S. Employer Identification No.)

2232 E. Orangethorpe Avenue Anaheim, CA (Address of principal executive offices)	92806 (Zip Code)

Registrant’s telephone number, including area code    (714) 630-6253

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates: $ 204,606 as based on last reported sales price of such stock.  The voting stock held by non-affiliates on that date consisted of 204,605,940 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of June 23, 2015, there were 1,199,555,785 of common stock, par value $0.001, issued and outstanding.

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

M Line Holdings, Inc.

i

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate History

M Line Holdings, Inc. (“We,” “M Line” or “Company”) was incorporated in Nevada on September 24, 1997. Currently M Line Holdings, Inc. has two operating subsidiaries, E.M. tool Company, Inc. dba Elite Machine Tool and Precision Aerospace and Technologies, Inc.

Business Overview

We currently conduct our operations primarily through two of our two wholly-owned subsidiaries: E.M. Tool Company, Inc. dba Elite Machine Tool (“Elite Machine”) and Precision Aerospace & Technologies, Inc. (formerly Eran Engineering) (“Precision”). Elite Machine refurbishes and sells pre-owned CNC (computer numerically controlled) machine tool equipment and also services and rebuilds CNC equipment for customers. Precision is a customer focused, industry leading aircraft and medical precision metal component manufacturer, offering low cost build-to-print and assembly services for production and spare parts, with design, development and sustaining engineering support services for it’s customers.

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

In addition to the above M Line Holdings, inc. provides financial services to customers. The services incl;ude advice and support in the following areas of corporate business.

1.	Raising new capital.
2.	Management support in relation to financial control and management of the business.
3.	Advise, support and referrals in relation to stock listings, reverse mergers and lsiting on various US and European exchanges.
4.	Sales and support where applicable specifically in relation to the aerospace industry providing referrals etc.
5.	Any other customer needs where our team has expertise.

The new business will be managed by a wholly owned subsidiary, M Line Financial Services, Inc. (a Nevada corporation) that was formed subsequent to the year end.

Machine Sales Group

The Machine Sales Group is currently composed of one subsidiary, Elite Machine, which is in the business of acquiring, refurbishing and selling computer numerically controlled (“CNC”) machine tools, and providing service and machine rebuilds, to manufacturing customers.

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

For the years ended June 30, 2014, and 2013, the Machine and Tools Group accounted for $6,593,151 (75.8%) and $5,810,909 (62.32%) of our total sales, respectively. This segment of our business also accounted for 74.8% and 66.6% of our gross profits for the years ended June 30, 2014, and 2013, respectively.

(a)	Company Overview

Elite Machine, our wholly owned subsidiary is a California corporation and was founded in 1990 by our former Director and Executive Vice President and Manager Lawrence A. Consalvi. Mr. Consalvi was previously the President of Elite Machine. Elite Machine specializes in the sale of preowned CNC machine tools including Mori Seiki, and other high end Japanese manufactured machine tools. Elite Machine is a leading dealer of pre-owned CNC machines in the Western United States. Elite Machine purchases pre-owned CNC machinery from Japan, Europe, but primarily in the United States, and inspects and where necessary repairs and refurbishes the machine tools prior to resale. The refurbishing completed on CNC machines it purchases typically includes painting, replacing parts, and servicing the machine.

(b)	Principal Products and Services.

Elite Machines is in the business of selling CNC machines. However, the company does not manufacture its own CNC machines. Elite Machine buys used CNC machines, refurbishes them and sells them.  CNC machines use commands from an onboard computer to control the movement of cutting tools and the rotation speeds of the part being produced. The computer controls enable the operator to program specific operations, such as part rotation, tooling selection and movement, for a particular part and then store that program in memory for future use. The machines are typically used to mass produce a particular part. This helps ensure that the same parts are identical. The machine can be reprogrammed to manufacture a different part depending on the needs of the customer.

Elite Machine purchases all the pre-owned machines it sells, bears the risk of reselling the machines, and is responsible for all costs incurred in order to resell the machines. Normally the machines sold by Elite Machine are sold “as is.” However, Elite Machine does offer a limited warranty to the purchasers of the used CNC machines it sells, but the company is planning on moving away from this practice. Currently, approximately 70% of Elite Machine’s customers purchase with some type of warranty with most on a 30-day warranty.

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

The Elite Machine product line consists primarily of pre-owned CNC machines. These machines are predominately marketed through our in-house sales staff. Sales personnel are assigned regions and sell the machines in their territory.  Used machines are sold on a warranty basis, typically with a 30-day expiration, and generally includes installation of the machine at the customer’s location. We also sell machine tools through alternative channels such as the internet, auctions and other machine sales operations.

On September 24, 2008, Lawrence A. Consalvi resigned from his position as President of Elite Machine. Mr. Consalvi became the General Manager of Elite Machine effective September 24, 2008 through the date of his resignation from the company on January 31, 2015.

(e)	New Product Development.

Due to Elite Machine selling machines manufactured by third parties, as opposed to being a manufacturing company, the company does not engage in new product development. However, the company does advise the CNC machine manufacturers regarding customer needs and requirements to assist with their future machine development.

(f)	Competition.

Our competitors in the machine tool industry consist of a large fragmented group of companies, including certain business units or affiliates of our customers. Our management believes that competition within the industry will not increase significantly as the barrier to entry carries a very high cost. However industry consolidations and trends toward favoring greater outsourcing of components and a reduction in the number of preferred suppliers will increase. Certain of our competitors may have substantially greater financial, production and other resources and may have (i) the ability to adapt more quickly to changes in customer requirements and industry conditions or trends, (ii) stronger relationships with customers and suppliers, and (iii) greater name recognition.

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

The major third party company that manufactures CNC machines is DMG Mori Seki.

(h)	Dependence on Major Customers.

Our Machine Sales Group does not depend on one or two major customers. In fact, the largest single customer of this group accounted for less than 10% of the total revenue for this group.

(i)	Patents, Trademarks and Licenses.

Elite Machine does not have any patents or licenses, or other intellectual property.

(j)	Need for Government Approval.

As noted above, Elite Machine does not manufacture its own product, it merely sells pre-owned CNC machines. As sellers of pre-owned CNC machines, Elite Machine does not need government approval to operate its business.

(k)	Effect of Government Regulation on Business.

As noted above, Elite Machine does not manufacture its own product, they merely sell pre-owned CNC machines. As sellers of pre-owned CNC machines, Elite Machine is not subject to onerous government regulation.

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

As of June 30, 2014, we, with our subsidiaries, employ a total of 47 full-time employees, including 2 executive employees. Of these employees our Machine Sales Group employs 2 managerial employees, and 10 employees engaged in the sales and processing of CNC machine sales and the precision manufacturing group employs 3 managerial employees and 32 machinists and support personnel.

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

For the years ended June 30, 2014 and 2013, the Precision Manufacturing Group accounted for $2,106,971 (24.21%) and $3,513,776 (37.68%) of our sales, respectively.  This segment of our business also accounted for 25% and 33% of our gross profits for the years ended June 30, 2014 and 2013, respectively.

(a)	Company Overview.

(1)            Precision Aerospace & Technologies, Inc., (formerly Eran Engineering, Inc).

Precision was acquired in October, 2003. Precision manufactures precision metal parts and assemblies for the aerospace, medical defense and other industries.

(b)           Product Manufacturing.

Precision is a customer focused, industry leading aircraft and medical component manufacturer offering low cost build-to-print and assembly services for production and spare parts, with design, development and sustaining engineering support services for it’s customers. Precision, with an installed base of over forty CNC machines, manufactures parts and assemblies primarily for the aerospace and medical industries. Aerospace Customers include Panasonic Avionics Corporation (“Panasonic”), UTC Aerospace, (formerly Goodrich Aerostructures), a division of the United Technologies Group and our largest medical customer, Beckman Coulter (part of the Danaher group).

The primary components sold by Precision during the years ended June 30, 2014 and 2013, were parts sold to Panasonic Avionics Corporation, a leading provider of in-flight entertainment systems for commercial aircraft. The other components were parts manufactured for, and sold to, medical companies and general commercial aircraft companies. Precision (formerly Eran Engineering) maintains approximately 40 CNC machines for use in its specialized manufacturing processes. Barton Webb, serves as the executive Vice President of Precision.

(c)           Sales, Marketing and Distribution.

Precision maintains an in-house sales staff that solicits orders from customers. Solicitation of orders is generally based upon relationships with buyers versus the use of advertising or other forms of solicitation. Orders are received via a bid process and Precision prepares costs estimates and submits a bid for the manufacturing order. Once an order is received, through a binding purchase order, Precision programs its machines to manufacture the part. Parts are manufactured internally and in most cases, assembled at Precision’s facility. Some assemblies require the receipt of parts manufactured by other companies and as a result, delays in shipment could be encountered as a result of delays in manufacturing by contractors retained by the customer. Precision has no control or liability for these parts manufactured by other manufacturers used in the assembly’s delivered by Precision.

(d)           New Product Development.

Precision usually does not develop any proprietary products, however Precision is currently working on one or two proprietory products unrelated to the aerospace industry. Precision primarily works with principal manufacturers to machine the components they require for the development of their products.

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

Many of our competitors have greater market presence, engineering and marketing capabilities, financial, technological and personnel resources greater than those available to us. As a result, they may be able to develop and expand more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing of their services than we can.

The competition for design, manufacturing and service in precision machining and machine tools consists of independent firms, many of which are smaller than our collective group of wholly owned subsidiaries. We believe that this allows us to bring a broader spectrum of support to our customers.

In addition to similar companies, we compete against the in-house manufacturing and service capabilities of our larger customers. We believe these large manufacturers are increasingly outsourcing activities that are outside their core competency to increase their efficiencies and reduce their costs. This outsourcing provides an opportunity for us to grow with our current and the addition of new customers.

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

(g)           Dependence on Major Customers.

Precision has two major customers:  Panasonic Avionics Corp., which accounted for 59.84% and 44.76% of our total revenue for the years ended June 30, 2014 and 2013, respectively, and Beckman Coulter, which accounted for 15.97% and 15.37% of our total revenue for the years ended June 30, 2014 and 2013 respectively.

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

The precision manufacturing division utilizes various coolants and lubricants that could be considered hazardous waste. Care is taken to prevent accidental discharge and all coolants and lubricants removed from machines are contained and disposed of by an outside waste disposal company. In addition, our Anaheim facility is subject to certain local waste water regulations and is required annually to have its waste water and backflow prevention equipment tested by an outside testing agency. The last test was performed in November 2013 and we passed without exception.

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

(m)           Employees.

As of June 30, 2014, we, with our subsidiaries, employ a total of 47 full-time employees, including 2 executive employees. For the precision manufacturing group, we employ 3 managerial employees, and 32 employees engaged in precision metal parts manufacturing related positions and the machinery sales group employs 2 managerial employees and 10 sales and support personnel.

We are not aware of any problems in its relationships with its employees.  The Company’s employees are not represented by a collective bargaining organization and the Company has never experienced any work stoppage.

Industry Overview

CNC Machines

Since the introduction of CNC tooling machines, continual advances in computer control technology have allowed for easier programming and additional machine capabilities. A vertical turning machine permits the production of larger, heavier and more oddly-shaped parts on a machine that uses less floor space when compared to the traditional horizontal turning machine because the spindle and cam are aligned on a vertical plane, with the spindle on the bottom. Horizontal turning machines have become faster and more accurate with the ability to perform more functions i.e. milling of the parts and cross milling both on and off center line of the part. The vertical turning machines have additionally increased thru-put for part production through increased spindle RPM’s (rotations per minute), with the ability to accomplish high speed machining and increased accuracy through new electronics. Finally, the horizontal machines, through the same features mentioned above and with the expansion of more tools and the ability to add multiple pallets out in the field gives the customer the ability to grow into the machine as its work flow increases.

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

The precision manufacturing business is an ever changing segment and to remain competitive companies must be prepared to constantly maintain their quality programs, equipment and train their personnel. Manufacturing in today’s work environment is extremely competitive and, therefore, maintaining ISO registration is a requirement. To become a first tier supplier to major aerospace and defense contractors a company must become AS9100 compliant with a Continuous Improvement Operation with an eye on the future. All of these programs in conjunction with a competitive price point and on time delivery commitment will make a significant impact to a company’s ability to maintain their business and grow.

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

All of our materials necessary for our precision manufacturing division are provided by third parties. To the extent that a supplier is unwilling to do business with us, or to continue to do business with us once we enter into formal agreements with it, our business could be materially adversely affected. In addition, to the extent that the manufacturer modifies the terms of any contract it may enter into with us (including, without limitation, the terms regarding price, rights of return, or other terms that are favorable to us), or extend lead times, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on our business.

We operate in a competitive industry and continue to be under the pressure of eroding gross profit margins, which could have a material adverse effect on our business.

The market for the products we sell is very competitive and subject to rapid technological change. The prices for refurbished machinery tend to decrease over their life cycle, which can result in decreased gross profit margins for us. There is also substantial and continuing pressure from customers to reduce their total cost for equipment. Customers of our manufactured parts are also always trying to buy at lower prices. We expend substantial amounts on the value creation services required to remain competitive, retain existing business, and gain new customers, and we must evaluate the expense of those efforts against the impact of price and margin reductions. Further, our margins will be lower in certain geographic markets and certain parts of our business than in others. If we are unable to effectively compete in our industry or are unable to maintain acceptable gross profit margins, our business could be materially adversely affected.

Products sold by us may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against us, which may have a material adverse effect on the company.

We may face claims for damages as a result of defects or failures in the products we sell to our customers. Although many of our products are sold under a third-party warranty or are sold “as is” our ability to avoid liabilities, including consequential damages, may be limited as a result of differing factors, such as the inability to exclude such damages due to the laws of some of the locations where we do business. Our business could be materially adversely affected as a result of a significant quality or performance issue in the products developed by us, if we are required to pay for the damages that result.

Our share ownership is concentrated.

 Our officers and directors, as a group, own 15.86% of our common stock and one officer has voting control through a preferred stock voting block of shares.  As a result, this stockholder can exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, these stockholders may dictate the day to day management of the business. This concentration of voting control may delay or prevent a change in control and may have a negative impact on the market price of our common stock by discouraging third party investors. In addition, the interests of these stockholders may not always coincide with the interests of our other stockholders.

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

An effective internal control environment is necessary for us to produce reliable financial reports and is an important part of our effort to prevent financial fraud. We will be required to periodically evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we may conclude that enhancements, modifications or changes to internal controls are necessary or desirable. While management will evaluate the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm discovers material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on our business. In addition, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline or limit our access to capital.

We have two customers that account for greater than 76% of our total sales of our Precision manufacturing division for the year ended June 30, 2014.

Panasonic Avionics Corp. account for 59.84% and 45.22% and Beckman Coulter 15.97% and 14.73% of our total sales for the years ended June 30, 2014 and 2013, respectively.  We do not have a long term, exclusive agreement with these customers. If either of these customers reduced or stopped ordering precision parts from Precision it would have a material adverse impact on our consolidated sales, results of operations and cash flows.

We have one customer that accounted for 100% of the total sales of M line Holdings, Inc. for the year ended June 30, 2014.

We currently have one customer (OR Holdings, Inc.) that accounted for 100% of our total sales for the year ended June 30, 2014 and $0 in 2013. There is no guaranty that we can continue to obtain customers for the same kind of services in the future.

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

Decisions from the credit markets regarding the financing of equipment may adversely affect our customers’ ability to finance the purchase of used CNC machines.  This could result in a significant reduction in our sales.

Many of our customers that purchase used CNC machines do so utilizing credit.  Credit decisions may adversely affect our customers’ ability to finance the purchase of a used CNC machine from us.  If this were to occur it would result in a significant reduction in our sales.

As of June 30, 2014, the Company owed Main Credit $0 and $20,759 at June 30. 2013.

We have refinanced the line of credit with Main Credit and have therefore repaid the balance due of $20,759 during the fiscal year ended June 30, 2014. The balance due to Main Credit, $20,759 at June 30, 2013 was paid in full in July 2013. We have therefore repaid in full all our obligations to Main Credit during the fiscal year ended June 30, 2014.

As of June 30, 2014, the Company owed TCA Global Credit Master Fund, LLC (“TCA”) $2,330,452 and $1,681,973 at June 30. 2013.

The Company’s Line of Credit with TCA became due on October 31, 2013 and was renewed for a further six months. The line of credit expired on April 30 2014. On January 15, 2015 management entered into a settlement agreement with TCA that includes two forms of repayment that will be concluded within a fifteen month period.

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

ITEM 2 – PROPERTIES

In July, 2007, we entered into a 5-year triple net lease for approximately 48,600 square feet of manufacturing and office space in a free-standing industrial building at 2672 Dow Avenue, Tustin, California 92780 for a average monthly rental of $28,390 for the first 12 months, $35,090 for the second 12 months, $36,143 for the third 12 months, $37,227 for the fourth 12 months and $38,334 for the final 12 months. We finalized an amendment to the lease agreement on September 30, 2011 that extends the lease under new terms that commenced on July 1, 2012 and continues until June 30, 2017.  The rent for month 1 (July 2012) through month 12 is $27,741, month 13 to 24 $28,573, month 25 to 36, $29,430, month 37 to 48, $30,313 and month 49 to 60, $31,223.

We entered into an amicable settlement agreement with the landlord of the Tustin property to surrender the lease without any penalty and on July 1, 2014 we moved the precision engineering group to our new premises at 2320 E. Orangethorpe Avenue, Anaheim, CA 92806.

We entered into a 10 year triple net lease for approximately 28,354 square feet of manufacturing and office space in a free-standing industrial building at 2310-2320 E. Orangethorpe Avenue, Anaheim, CA 92806 for an average monthly rent of $23,353 for the first 12 months, $24,053 for the second twelve months, $24,775 for the third twelve months, $25,518 for the fourth twelve months and $26,284 for the fifth twelve months.

We have a five year lease for approximately 13,820 square feet of office and warehouse space located at 3840 East Eagle Drive, Anaheim, California at a monthly rental rate of $8,777 for the first year, $9,040 for the second year, $9,311 for the third year, $9,591 for the fourth year, and $9,879 for the fifth year.  The lease for this property began September 1, 2010 and expires on August 31, 2015.  The Machines Sales Group resides at this location.

However, we have surrendered the lease for the 3840 East Eagle Drive, Anaheim property as we have moved the business of the machine tool division to our new premises at 2320 E. Orangethorpe Avenue, Anaheim, CA 92806.

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

No provision has been made in the June 30, 2014 financial statements with respect to this matter. because the Company has assessed the litigation as having no merit and the likelihood of any liability pursuant to this litigation is remote.

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

Abstract of Judgment and Writ were issued August 17, 2012.

The company entered into a settlement agreement for a settlement in the total amount of $37,500. However, no payments have been made to date.

A provision has been made in the June 30, 2014 financial statements with respect to this matter in the sum of $37,500.

3.	Donald Yu v. M Line Holdings, Inc., et al.; Case No. 30-2012-00574019- CU-BC-CJC

This is an employment dispute asserted by a former employee against M Line Holdings and two corporate insiders, Jitu Banker and Anthony Anish, in their respective individual capacities. The action was filed in Orange County Superior Court on June 4, 2012. The parties entered into a settlement agreement and stipulation for judgment against M Line Holdings, only, on about May 12, 2013. Pursuant to the terms and conditions of the settlement agreement, M Line agreed to pay $21,450.00 in three (3) equal installments. M Line Holdings failed to make payment on a timely basis, and plaintiff filed a stipulated judgment against M Line Holdings on June 12, 2013. Plaintiff also filed default judgments against Messrs. Banker and Anish.

In response, defendants filed a motion to set aside the defaults and vacate the default judgments against

Messrs. Banker and Anish as well as renegotiate the terms of the prior settlement with Plaintiff. On or about September 30, 2013, the parties entered into a supplemental settlement agreement and mutual release wherein the Company agreed to pay plaintiff the sum of $24,000 in two (2) equal installments. The first installment of $12,000 has already been paid.

The final installment of $12,000 was due on or before October 30, 2013, and has not been paid at this time. A judgment remains outstanding against the Company in the sum of $12,000.

4.	Subramani Srinivasan, et al. v. M Line Holdings, Inc., et al.; Case No. 30-2014-00724484-CU-CO-CJC

This is a breach of contract, fraud, and related causes of action against Defendants Eran Engineering, Inc.; Bart Webb; Precision Aerospace and Technologies, Inc. (erroneously sued as “Precision Aerospace Technologies, Inc.”); M-Line Holdings, Inc.; Anthony Anish; Jitu Banker; Larry Consalvi; and Elite

Machine Tools (collectively, “Defendants”).

The parties entered into a settlement agreement against the corporate defendants on or about January 22, 2015. Pursuant to the terms and conditions of the settlement agreement, the corporate defendants agreed to pay $20,000 in three (3) equal installments on or before April 30, 2015.

As of June 2, 2015, the corporate defendants have paid $20,000 and this case has been dismissed, which effectively terminates all litigation in its entirety.

5.	Can Capital Asset Servicing, Inc. v. E.M. Tool Company, Inc., et al.; Case No. 30-2014-00727606-

  CU-CL-CJC

This is a breach of contract and related claims arising out of a business loan, and alleges that E.M. Tool failed to pay Can Capital all amounts due under the loan agreement in the principal sum of $58,313, plus interest, costs and attorneys’ fees.

On or about November 2014, the parties entered into a settlement agreement and stipulated judgment. Pursuant to the terms and conditions of the settlement agreement, the Company agreed to pay plaintiff the sum of $50,000 in installments on or before May 15, 2015.

As of May 13, 2015, the defendants have made partial payments, and still owe plaintiff $25,500. Plaintiff provided notice of its intent to file the stipulated judgment on may 7, 2015 and commence collection efforts if payment of $10,000 is not paid prior thereto and those payments have been made. This amount has been provided for in the june 30, 2014 financial statements.

Plaintiff provided notice of its intent to file the stipulated judgment on May 7, 2015, and commence collection efforts if payment of $10,000 is not paid prior thereto and those payments have been made.

6.	Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles,

California,Case No. BC415693.

The complaint was filed on June 12, 2009.

The complaint alleges causes of action for breach of contract and common counts against All American CNC seeking damages in the amount of at least $163,579, and arises from a claim by Fadal that All American failed to pay amounts due. On June 26, 2009, Fadal amended the complaint to include M Line Holdings, Inc. as a defendant.

A settlement agreement in the amount of $60,000 was signed on May 31, 2011.

The Company had made a provision in the sum of $60,000 in the financial statements as of June 30, 2013, which amount has been increased to $210,000 in the financial statements as of June 30, 2014 as no payments that were due under the settlement agreement have been made. The increase to $210,000 includes the original amount due Plaintiff under the compaint plus accrued interest. Judgment was entered on June 16, 2011, and a Writ was issued on February 24, 2012.

7.	Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.

The complaint was filed on April 14, 2009.

The complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the defendant failed to pay Fox Hills Machining for the sale of two machines from Fox Hills to CNC Repos. The damages sought in the complaint are estimated to be approximately $40,000. Court records show that a stipulated judgment was entered on August 27, 2012 and a writ was issued on September 9, 2012.

However, an agreement has been entered into with Fox Hills Machinery to pay off the judgment in the sum of $48,673. A sum of $40,000 has been paid in installments of $10,000 each and the final payment of $8,673 was made on December 9, 2013.

No provision is required in this matter in the June 30, 2014 financial statements as the plaintiff has been paid in full.

8.	C. William Kircher Jr. v. M Line Holdings, Inc. Orange County Superior Court Case No. 00397576

A former attorney for M Line Holdings, Inc. has sued seeking damages for failure to pay legal fees in the amount of $120,166.

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock. The Company has issued the 150,000 shares of common stock and made two payments to date. The Company has a provision in the sum of $50,000 in the financial statements as of June 30, 2014.

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

A provision in the sum of $40,000 has been made in the financial statements as of June 30, 2014.

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

This case was settled on November 5, 2013 for $50,000 requiring a payment of $10,000 on November 15, 2013 with the balance being paid in 8 monthly installments of $5,000 each.

No provision is required in this matter in the June 30, 2014 financial statements as the plaintiff has been paid in full.

12.	Alu Forge, Inc., dba American Handforge .. v Jitu Banker, Precision Aerospace & Technologies, Inc., and M Line Holdings, Inc., et al., case number 30-2013-00670772-CL-BC-CJC.

This suit was filed in respect of materials supplied to the company. The company decided to settle the lawsuit and thereby entered into a settlement agreement with the plaintiff.

The case was settled on October 31, 2013 for $19,500 with payments of $5,250 on October 31, 2013, $5,250 on November 30, 2013 and the balance of $9,000 on December 31, 2013.

The Company has made all of the required payments and therefore no provision is required in the financial statements as of June 30, 2014

13.	Yates, Fontenot, Smith & Brum, LLC v. M Line Holdings, Inc. (formerly Gateway International Holdings, Inc.), et al.; Case No. 30-2013-00630586

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

All of the payments due to Plaintiff has been made and no provision is required as of June 30, 2014.

The company moved out of its Tustin location in July 2014 and agreed the surrender of its lease with the landlord, Yates, Fontenot, Smith and Brum, LLC. No further action will be taken on this matter.

14.	TCA Global Credit Master Fund, L.P. vs M LI ne Holdings, Inc. EM Tool Company, Inc. dba Elite Machine Tool, Precision Aerospace and Technologies, Inc., Anthony Anish and Jitendra Banker case # CACE-14-012871

Plaintiff filed this case on July 1, 2014 in Broward County, Florida.

The complaint alleges that defendants owe the Plaintiff the amount due under the revolving note, and is claiming foreclosure of the collateral, breach of the credit agreement and a claim against the individuals under the validity agreement due to the non-payment.

The Plaintiff obtained a default judgment however due to a settlement agreement reached on September 5, 2014 ceased any further legal activity. The Defendants were unable to honor the agreement and Plaintiff continued to obtain sister state judgments in California and Nevada.

On February 23, 2015 a new settlement agreement was signed between the parties under which plaintiff agreed to accept two methods of repayment, the first being $1,200,000 paid over a fifteen month period commencing as soon as the Company was up to date with its filings and the balance of funding would come from a new asset based lending program that Defendants were in the process of arranging.

The Company has provided for $2,330,452 in the financial statements that includes all interest and fees due to Plaintiff through June 30, 2014.

15.	Global Vantage Ltd., a California Corporation vs Eran Engineering, Inc. Precision Aerospace and Technologies, Inc., M Line Holdings, Inc., Anthony Anish, Lawrence Consalvi and Kenneth Collini

Plaintiff filed this complaint on August 7, 2014 in Orange County, California.

The complaint alleges that defendants owe funds that are due for the lease of certain equipment or plaintiffs want repossession of the equipment.

The plaintiffs obtained judgment in February 2015 and the equipment has been returned to plaintiff. However Defendants are filing an appeal against this judgment.

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

Fiscal Year Ended June 30,	Period	Bid Prices
		High	Low
2013	First Quarter	$0.05	$0.01
	Second Quarter	$0.03	$0.01
	Third Quarter	$0.09	$0.01
	Fourth Quarter	$0.05	$0.01

2014	First Quarter	$0.04	$0.01
	Second Quarter	$0.01	$0.00
	Third Quarter	$0.00	$0.00
	Fourth Quarter	$0.00	$0.00

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

Holders

As of June 30, 2014, there were 243,178,484 shares of our common stock outstanding held by144 holders of record of our common stock and numerous shareholders holding shares in brokerage accounts.  Of these shares, 204,605,940 were held by non-affiliates.  On the cover page of this filing we value these shares at $0.001.  These shares were valued at $0.001 per share, which was closing price of our common stock on the OTC Bulletin Board on June 22, 2015.

Dividends

In May 2005, we declared and paid a dividend of $0.005 on our common stock. The dividend was paid to all shareholders except shareholders who are also directors of the Company or members of their immediate family, all of whom waived their right to receive the dividend payment. We have not paid any dividends since May, 2005 and currently there are no plans to pay future dividends.

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

As a result, we did not have any options, warrants or rights outstanding as of June 30, 2014.

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

Recent Issuance of Unregistered Securities

During the year ended June 30, 2014, the Company issued the following shares of common stock.

12,805,130 shares were issued to financial advisors and other parties in payment of services to the Company. The Company valued the shares at the market price on the issuance dates in the sum of $67,451.

136,062,209 shares were issued to financial institutions in connection with the conversion of debt and interest totalling $446,489.

5,100,000 shares were issued to a financial advisor in respect of consulting services provide to the company. These shares were valued at market price on the issuance date in the sum of $40,290.

The Company also issued 6,000,000 shares in lieu of payroll and 13,000,000 shares to settle unpaid salaries due to officers. The shares were valued at $190,000 based on the market price of the shares at the grant date.

During the year ended June 30, 2014, the Company did not issue any shares of preferential stock.

If our stock is listed on an exchange we will be subject to the Securities Enforcement and Penny Stock Reform Act of 1990 which requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This annual report on Form 10-K of M Line Holdings, Inc. for the year ended June 30, 2014 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Revenue Recognition

We recognize revenues when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) our price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. In addition, we recognize revenue form financial services provided to our customers. Payment for these services is made in the form of cash and/or marketable securities. Revenue recognition is deferred in all instances where the earnings process is incomplete. We record reserves for estimated sales returns and allowances for both CNC machine sales and manufactured parts in the same period as the related revenues are recognized. We base these estimates on our historical experience for returns or the specific identification of an event necessitating a reserve. Our estimates may change from time to time in the event we ship manufactured parts which in the customers’ opinion, do not conform to the specifications provided. To the extent actual sales returns differ from our estimates, our future results of operations may be affected.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates as we have in the past. Accounts receivable are written off or reserves established when considered to be uncollectible or at risk of being uncollectible. While management believes that adequate allowances have been provided in the consolidated financial statements, it is possible that we could experience unexpected credit losses. Our accounts receivable are concentrated in a relatively few number of customers. One customer, Panasonic Avionics Corporation (“Panasonic”), a leading provider of in-flight entertainment systems for commercial aircraft, accounts for 2.47% and 25.73% of our consolidated accounts receivable balance at June 30, 2014 and 2013, respectively.  Another customer, Or Holdings, Inc. accounted for 89.42% and 0% of our consolidated accounts receivable balance at June 30, 2014 and 2013. Therefore, a significant change in the liquidity or financial position of any one customer could make it more difficult for us to collect our accounts receivable and require us to increase our allowance for doubtful accounts, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

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

Based on management’s review, we determined that there was no impairment provision of long-lived assets as of June 30, 2014.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as de-recognition, interest, penalties and disclosures required. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Results of Operations

Sales Concentration

The sales within our Precision Manufacturing segment are highly concentrated within two customers, Panasonic Avionics and Beckman Coulter. Sales to these customers accounted for 18% and 23%of consolidated sales for the years ended June 30, 2014 and 2013, respectively. The loss of all or a substantial portion of sales to these customers would cause us to lose a substantial portion of our sales within this segment and on a consolidated basis, and have a corresponding negative impact on our operating profit margin due to operation leverage this customer provides. This could lead to sales volumes not being high enough to cover our current cost structure or provide adequate operating cash flows. Panasonic has been a customer of ours for approximately 20 years and we believe our relationship is satisfactory.

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

Cost of sales for our Machine Sales Segment includes the cost of machines, replacement parts, freight, and refurbishment expenses. Gross margins within the Machine Sales segment can vary based on the price we procure equipment for in the marketplace, sales mix and the costs to refurbish used machines.

Selling, General and Administrative

Our selling, general and administrative expenses consist of personnel costs, including the sales, executive, finance and administration. These costs also include non-manufacturing related depreciation, overhead and professional fees.

Interest Expense

Interest expense primarily consists of the cost of borrowings under our line of credit agreement with TCA Global Credit Master Fund, LLC, other financial institutions and credit and capital lease agreements. See Liquidity and Capital Resources and Notes to Consolidated Financial Statements for further information.

Segment Information

	For the year ended June 30,	For the year ended June 30,
	2014	2013	Change

Sales by segment:
Machine Sales	$6,593,151	$5,810,909	$782,242
Precision Engineering	2,106,971	3,513,776	(1,406,805)
Financial Services	1,000	-	1,000
	8,701,122	9,324,685	(623,563)

Gross Profit by segment:
Machine Sales	1,235,024	1,174,017	61,007
Precision Engineering	414,390	589,214	(174,824)
Financial Services	1,000	-	1,000
	1,650,414	1,763,231	(112,817)

Gross Profit by segment: %
Machine Sales	74.83	66.58
Precision Engineering	25.11	33.42
Financial Services	0.06	-

At June 30, 2014 the 2,100,000 shares of common stock of OR Holdings, Inc. held by M Line Holdings, Inc. was traded on the GXG Stock Exchange in Europe. At that date the market value of the shares was $1.00 (.70 Euros) per share. However, since that date, OR Holdings, Inc. suspended its trading in advance of a move to Marche Libre Stock Exchange in Europe and the new listing has not been completed as yet. As a result revenue from financial services provided by M Line was reduced to a notional value of $1,000.

Results of Operations for the Years Ended June 30, 2014 and 2013

Introduction

For the twelve months ended June 30, 2014, we generated $10,800,122 in revenues on cost of sales of $7,182,846.  With these revenues and cost of sales for the year ended June 30, 2014, we had a net loss of $1,161,813, after taxes.  For the year ended June 30, 2013, we had revenues of $9,324,685 , on cost of sales of $7,561,454.  With these revenues and costs of sales we had a net loss of $4,393,268, after taxes, for year ended June 30, 2013.  An explanation of these numbers and how they relate to our business is contained below.

Revenues, Expenses and Loss from operations:

	Year ended	Year ended
	June 30, 2014	June 30, 2013	Change
Revenue	$8,701,122	$9,324,685	$(623,563)
Cost of sales	7,050,708	7,561,454	(510,746)
Selling general and administrative expenses	3,811,699	4,226,647	(414,948)
Write-off related party receivable	-	1,446,067	(1,446,067)
Operating loss	(2,161,285)	(3,909,483)	(1,748,198)
Interest expense	(1,884,005)	(497,365)	1,386,640
Change in derivative liability	(946,518)	-	946,518
Loss on settlement of liability	(35,190)	-	35,190
Total other income (expense)	(2,865,713)	(497,365)	2,368,348
Income tax (provision) benefit	(1,894)	13,580	(15,474)
Net income (loss)	$(5,028,892)	$(4,393,268)	$635,624

Revenues

Sales in the fiscal 2014 period decreased 6.69% compared to the comparable period in fiscal 2013.

The change is attributable primarily to a decreased in the sales in the Precision Manufacturing Group.  Sales increased by 13.46% in the Machine Sales Group while it decreased by 40.01% in the Precision Manufacturing Group.

The machine sales group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that affect the price that equipment can be sold for. The average sale price of the 145 pieces of equipment sold in the year ended June 30, 2014 was $42,360 compared to the comparable period in fiscal 2013 of 86 pieces of equipment sold at an average sale price of $61,224. In addition service sales for the year ended June 30, 2014 was $255,539 compared to the comparable period in fiscal 2013 of $146,712.

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

The decrease in sales in the Precision Manufacturing Group is the result of a decrease of $1,406,805 in sales of precision metal component parts from two customers of ours, Panasonic Avionics, and Godrich Aerostructures in the fiscal year ended June 30, 2014, compared to the fiscal year ended June 30, 2013.

Gross Margin

Gross profit decreased by 6.40% compared to the comparable period in fiscal 2013. The gross profit for the Machine Sales Group increased by 5.19% due to an increase in margins as a result of lower prices and associated costs paid for equipment. The decrease within the Precision Manufacturing Group of 29.67% resulted from lower margins as a result of the decrease in sales in this group.

Cost of Sales

Our cost of sales for the year ended June 30, 2014, were $7,050,708 and consisted primarily of used CNC machines, refurbishment of those machines payroll and raw materials usage, compared to our cost of sales for the year ended June 30, 2013 of $7,561,454.  The decrease in our cost of sales was primarily due to the decreases in the purchase of raw materials and outside processing costs to meet the sales of our precision manufacturing group. The sales of management services by M Line Holdings, Inc., had no costs for the year ended June 30, 2014.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses are those expenses related to the actual sales of our products and the costs we incur in transporting those products.  For the year ended June 30, 2014 our selling and distribution expenses were $3,811,699, compared to $4,226,647 for the year ended June 30, 2013.  Our selling, general and administrative expenses for the year ended June 30, 2014, primarily consisted of salaries of $1,869,299, rent of $545,177, legal and professional fees of $709,028. Our selling and administrative expenses included a change of $390,000 for officers salaries which were waived by those officers and credited to paid in capital. The decrease in selling, general and administrative expenses was a direct result of an intended reduction of these expenses during the year due to the reduction in revenues in both our Elite Machine and Precision subsidiaries.

Interest Expense

For the year ended June 30, 2014, our interest expense increased by $1,386,640 compared to the comparable period in 2013. The change is attributable to higher average debt balances, increases in the average interest rates paid and fees charged primarily on our debt obligations

Gain on Sale of Assets

During 2014, we had a gain on the sale of assets within the Precision Products Group in the sum of $19,000. We did not have a gain on sale of assets in 2013.

Research and Development

We did not incur Research and Development expenditures during the fiscal 2014 period.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources. At June 30, 2014, our cash and cash equivalents totaled $46,925.

As of June 30, 2014, we had $0 in debt outstanding under our Accounts Receivable and Inventory line of credit with Main Credit. We have paid off the sum of $20,753 in full and final settlement of all of our outstanding debt to Main Credit during the fiscal year ended June 30, 2014.

As of June 30, 2014, we had $2,330,452 in debt outstanding under our Accounts Receivable and Inventory Line of Credit with TCA Global Credit Master Fund, LLC

Our existing sources of liquidity, along with cash expected to be generated from sales, may not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future. If that is the case we may need to seek additional debt or equity financing, especially if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we fail to achieve anticipated revenue targets, or if we experience significant increases in the cost of raw material and equipment for resale, lose a significant customer, or increases in our expense levels resulting from being a publicly-traded company. If we attempt to obtain additional debt or equity financing, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Cash Flows

The following table sets forth our cash flows for the years ended June 30:

Provided by (used in)	2014	2013	Change

Operating activities	$(815,209)	$(539,087)	$(276,122)
Investing activities	11,000	(19,335)	30,335
Financing activities	668,829	735,515	(66,686)
	$(135,380)	$177,093	$(312,473)

Cash Flows for the Years Ended June 30, 2014 and 2013

Operating Activities

Net cash used in operating activities was $(815,209) during the year ended June 30, 2014, compared to $(539,087) for the year ended June 30, 2013.  Our cash used in operating activities for the year ended June 30, 2014 was primarily due to net losses of $(5,028,092) offset by non-cash expenses related to bad debt expense, depreciation, amortization, share based compensation, change in derivative liability and waiver of officers salaries totaling $2,958,682, $457,744 in accounts receivables, $125,228 in inventories, $(27,477) in prepaid expenses and other assets and $624,647 in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities was $11,000 for the year ended June 30, 2014, compared to $(19,335) for the year ended June 30, 2013.  The cash provided for investing activities for the year ended June 30, 2014 was from proceeds from disposition of assets.

Financing Activities

Net cash provided by financing activities was $668,829 for the year ended June 30, 2014, compared to $735,515 for the year ended June 30, 2013.  The cash provided by financing activities for the year ended June 30, 2014, consisted of $(44,916) payment on capital leases, $1,037,978 in proceeds from note payables and $(319,819) in payments on note payables.

Contractual Obligations

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2014 for the next five years:

	2015	2016	2017	2018	2019	TOTAL

Debt Obligations	$3,349,208	$124,023	$-	$-	$-	$3,473,231
Capital Leases	53,901	46,426	-	-	-	100,327
Operating Leases	233,530	287,242	295,859	304,735	313,877	1,435,243

Quantitative and Qualitative Disclosures about Market Risk

The only financial instruments we hold are cash and cash equivalents. We also have a fixed interest rate agreement with TCA Global Credit Master Fund, LLC secured by receivables and inventory and a second position on the equipment of Precision and the inventory and receivables of Elite Machine. In addition we had a fixed interest rate credit facility with Main Credit secured by the receivables and inventory of Precision.  The Main Credit facility was paid off in full in the current fiscal period. Changes in market interest rates may impact our interest costs.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

M Line Holdings, Inc.

Anaheim, CA

We have audited the accompanying consolidated balance sheets of M Line Holdings, Inc. and its subsidiaries (collectively the “Company”) as of June 30, 2014 and 2013 and the related consolidated statements of operations, change in stockholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M Line Holdings, Inc. and its subsidiaries as of June 30, 2014 and 2013 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 23, 2015

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30	As of June 30
	2014	2013
Assets

Current assets:
Cash and cash equivalents	$46,925	$182,305
Accounts receivable, net	222,344	990,010
Inventory, net	1,430,682	1,555,910
Due from related party	-	99,348
Deferred financing fees	-	199,516
Total current assets	1,699,951	3,027,089

Property and equipment, net	402,476	556,555
Deposits and other	140,922	113,445
Total assets	$2,243,349	$3,697,089

Liabilities and stockholders’ deficit

Current liabilities:
Bank overdraft	$149,699	85,542
Accounts payable	1,350,157	1,421,626
Accounts payable - related party	35,954	43,454
Accrued expenses and other	2,594,616	2,788,697
Litigation payable	287,500	137,500
Derivative liability	634,769	-
Line of credit	2,330,453	1,702,726
Notes payable - current, net of debt discount of $317,977 and $69,996	1,018,755	675,961
Current portion of capital lease obligations	53,901	54,501
Deferred income	-	10,000
Total current liabilities	8,455,804	6,920,007

Notes payable - net of current portion	124,023	318,903
Capital lease obligation, net of current portion	46,426	90,742
Total liabilities	8,626,253	7,329,652

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock: $0.001 par value, 20,000,000 shares authorized, 200,000 shares issued and outstanding at June 30, 2014 and June 30, 2013 respectively	200	200
Common stock: $0.001 par, 1,000,000,000 shares authorized, 243,178,484 and 70,211,145 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively	243,178	70,211
Additional paid in capital	12,846,981	10,741,397
Accumulated deficit	(19,473,263)	(14,444,371)
Total stockholders’ deficit	(6,382,904)	(3,632,563)
Total liabilities and stockholders’ deficit	$2,243,349	$3,697,089

The accompanying notes form an integral part of these consolidated financial statements

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	Year Ended June 30
	2014	2013
Sales	$8,701,122	$9,324,685
Cost of sales	7,050,708	7,561,454
Gross profit	1,650,414	1,763,231

Operating expenses:
Selling, general and administrative	3,811,699	4,226,647
Write off of related party receivables	-	1,446,067
Total operating expenses	3,811,699	5,672,714
Operating loss	(2,161,285)	(3,909,483)

Interest expense	(1,884,005)	(497,365)
Change in derivative liability	(946,518)	-
Loss on settlement of liability	(35,190)	-
Total other expenses	(2,865,713)	(497,365)
Loss before income tax	(5,026,998)	(4,406,848)

Income tax benefit (provision)	(1,894)	13,580
Net loss	$(5,028,892)	$(4,393,268)

Loss per common share:
Basic and diluted	(0.04)	(0.07)

Weighted average number of common shares outstanding – Basic and diluted	116,246,955	60,746,844

The accompanying notes form an integral part of these consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	Preferred Stock		Common Stock		Additional	Related party	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Amount	Receivable	Deficit	Total

Balance at June 30, 2012	-	$-	46,871,145	$46,871	$10,179,021	$(94,000)	$(10,051,103)	$80,789

Shares issued for deferred financing costs	200,000	200	-	-	149,074	-	-	149,274
Shares issued for services	-	-	14,840,000	14,840	253,102	-	-	267,942
Shares issued in lieu of payroll	-	-	8,500,000	8,500	160,200	-	-	168,700
Share based compensation	-	-	-	-	-	94,000	-	94,000
Net loss	-	-	-	-	-	-	(4,393,268)	(4,393,268)
Balance at June 30, 2013	200,000	200	70,211,145	70,211	10,741,397	-	(14,444,371)	(3,632,563)

Shares issued for services	-	-	12,805,130	12,805	54,646	-	-	67,451
Shares issued in lieu of payroll	-	-	6,000,000	6,000	54,000	-	-	60,000
Shares issued to settle unpaid salaries			13,000,000	13,000	117,000			130,000
Shares issued for conversion of debt	-	-	136,062,209	136,062	310,427	-	-	446,489
Shares issued for settlement of liability	-	-	5,100,000	5,100	35,190	-	-	40,290
Waiver of officers' salaries	-	-			390,000	-	-	390,000
Resolution of derivative liability	-	-	-	-	1,144,321	-	-	1,144,321
Net loss	-	-		-	-	-	(5,028,892)	(5,028,892)
Balance at June 30, 2014	200,000	$200	243,178,484	$243,178	$12,846,981	$-	$(19,473,263)	$(6,382,904)

The accompanying notes form an integral part of these consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,028,892)	$(4,393,268)
Reconciliation of net loss to net cash provided by operations:
Provision for deferred income tax	-	(16,710)
Write off related party receivable	-	1,446,067
Gain on disposition of assets	(19,000)	-
Bad debt expense	490,601	-
Amortization of deferred financing costs	199,516	99,758
Amortization of debt discount	642,517	7,504
Depreciation	162,079	173,532
Change in derivative liability	946,518	-
Share based compensation	127,451	530,642
Reserve for inventories	-	200,000
Loss on settlement of liability	35,190	-
Waiver of officers' salaries	390,000	-
Changes in operating assets and liabilities:
Accounts receivable	457,744	(195,693)
Inventory	125,228	(146,499)
Prepaid expenses and other assets	(27,477)	(30,639)
Due from related party	(81,331)	1,626,806
Accounts payable, accrued expenses and other	624,647	43,454
Deferred income	(10,000)	10,000
Litigation payable	150,000	105,959
Net cash used in operating activities	(815,209)	(539,087)

Cash flows from investing activities:
Acquisition of property and equipment	(8,000)	(19,335)
Proceeds from disposition of assets	19,000	-
Net cash provided by (used in) investing activities	11,000	(19,335)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	(68,571)	348,847
Proceeds from notes payable	1,037,978	596,051
Due from related party	-	(72,800)
Bank overdraft	64,157	85,542
Payments on notes payable	(319,819)	(190,701)
Payments on capital leases	(44,916)	(31,424)
Net cash provided by financing activities	668,829	735,515

Net increase (decrease) in cash and cash equivalents	(135,380)	177,093

Cash and cash equivalents at beginning of period	182,305	5,212
Cash and cash equivalents at end of period	$46,925	$182,305

Supplemental disclosure of cash flow information:
Cash paid for interest	$279,374	$390,103
Cash paid for income taxes	$-	$-

Supplemental disclosure of non cash financing activities:
Borrowings on capital leases	$-	$167,702
Shares issued for deferred financing costs	-	149,274
Settlement of liabilities and deferred financing costs through line of credit and notes payable	-	270,000
Debt discount from derivative liability	832,572	-
Interest added to principal	759,008	-
Shares issued to settle unpaid salary	130,000	-
Shares issued for settlement of debt	5,100	-
Shares issued for conversion of debt	446,489	-
Resolution of derivative liability	1,144,321	-

The accompanying notes form an integral part of these consolidated financial statements

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Organization and Business

M. Line Holdings, Inc. (“we”, “our”, the “Company”) was incorporated in Nevada on September 24, 1997. The Company and its subsidiaries are engaged in the following businesses:

a)	Acquiring, refurbishing and selling pre-owned CNC machine-tool equipment through Elite Machine Tool Company (“Elite”), its wholly owned subsidiary, the machine sales group.

b)	Precision Aerospace & Technologies, Inc., (formerly Eran Engineering, Inc.) (“Precision”), its wholly owned subsidiary, manufactures precision metal component parts for the aerospace, medical and defense, industries. This is the precision manufacturing group.

c)	M Line Holdings, inc. is currently providing financial and management advice to customers. this business will be managed by M Line Financial Services, Inc. (formed subsequent to this financial year end) and will be part of the new financial and technology group set up in Fiscal 2015.

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

Sales from significant customers representing 10% or more of sales consist of the following customers for the years ended June 30:

	Year ended June 30, 2014	Year ended June 30, 2013
Percent of sales	18.00	16.76
Number of customers	2	1

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Company’s concentration of its customer base and industries served, the loss or cancellation of business from, or significant changes in scheduled deliveries of product sold to the above customers or a change in their financial position could materially and adversely affect the Company’s consolidated financial position, results of operations and cash flows.

Two customers, included in the Precision Manufacturing segment represents a significant concentration. Sales to these customers as a percentage of sales within the Precision Manufacturing Segment are as follows for the years ended June 30:

	Year ended June 30,
	2014	2013
% of segment sales significant customer sales concentration	76	45

Accounts receivable from these customers at June 30, 2014 and 2013 were $84,174 and $254,757 respectively.

The Company’s Precision Manufacturing segment operated a single manufacturing facility located in Tustin, California. The company has moved its location to a facility in Anaheim, California. on July 1, 2014. A major interruption in the manufacturing operations at this facility would have a material adverse effect on the consolidated financial position and results of operations of the Company.

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

Accounts Receivable

The Company performs periodic credit evaluations and continually monitors its collection of amounts due from its customers. The Company adjusts credit limits and payment terms granted to its customers based upon payment history and the customer’s current creditworthiness. The Company does not require collateral from its customers to secure amounts due from them. The Company regularly reviews its accounts receivable and collection of these balances subsequent to each of these periods. The Company maintains reserves for potential credit losses, and historically, such losses have been within managment expectations. As of June 30, 2014 and 2013, accounts receivable totals were $2,321,344 and $990,010 net of an allowance for bad debt expense of $45,534 and $29,566 respectively.

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

Deferred financing fees

The Company incurs costs in connection with its line of credit which may consist of legal, finders and due diligence fees. Such costs are deferred and amortized to interest expense over the term of the line of credit. Amortization of deferred financing fees for the years ended June 30, 2014 and 2013 amounted to $199,516 and $99,758, respectively.

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

Based on management’s review, the Company determined that there was no impairment to its long-lived assets for the years ended June 30, 2014 and 2013.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as de-recognition, interest, penalties and disclosures required. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Revenues generated from the sales of new and pre-owned Computer Numerically Controlled machines from the Machine Tools segment are based on the acceptance of a purchase order and the customer’s acknowledgement of the Company’s terms and conditions which specifies the shipping terms, payment terms and the warranty period, if any. In certain instances, the Company may perform installation services including the leveling of the machine, which is inconsequential. Under agreements with certain new equipment manufacturers, a ninety day warranty is provided to customers whereby the manufacturer is responsible for any replacement parts and the Company is responsible for the installation of the parts. In certain instances, the Company provides warranties for used equipment for periods ranging up to thirty days. Historically, warranty costs have been inconsequential. Generally, the Company does not accept returns of equipment. Warranty expense, included in cost of sales, for the years ended June 30, 2014 and 2013 amounted to $96,955 and $68,364, respectively.

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits.

Revenues generated from financial services are recognized at the time the services are performed.

revenues generated by M Line Holdings, inc. consist of the following services including, financial advice, raising new capital, advice and support in relation to new stock listings, reverse mergers etc. and where applicable sales support.

Cost of Goods Sold

The Company includes the following in cost of goods sold; materials, production labor, tooling, depreciation, outside services and an apportionment of S.G & A.

Advertising

The Company expenses the cost of advertising when incurred as selling expenses. Advertising expenses were $6,266 and $17,901, for the years ended June 30, 2014 and 2013, respectively.

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

The Company accounts for share based awards issued to non-employees in accordance with FASB ASC 505. This requires us to estimate the value of securities used for compensation and to charge such amounts to expense over the periods benefited. The estimated fair value at the date of the award of options or warrants for our common stock is estimated using the Blach-Scholes pricing model as follows: Expected volatility is based on the historical volitility of our stock. the risk free interest rate is based on the US Treasury constant maturity rates as of the grant date. The expected life of the option is based on historical exercise behaviour and expected future experience.

Net Loss per Share

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

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Going Concern and Management Plans.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has an accumulated deficit of $19,473,263 as of June 30, 2014, negative working capital and negative cash flows from operations for the year ended June 30, 2014.

The Company recognizes that the difficulty in raising new funds and the high cost of current funding has impacted the working capital needs of the Company.

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

To date the Company has funded its operations from both internally generated cash flow and external sources. The Company will continue to pursue additional external capitalization opportunities, as necessary, to fund its long-term goals and objectives.

The Company has taken significant steps to resolve these issues.  The Company has pursued various sources of financing including asset based lending in order to relieve its cash flow deficiencies.

The Company has signed documention with both TCA Global Credit Master Fund, LLC ("TCA") and a lending source that will result in the repayment of $1,200,000 of the outstanding amount due TCA over a fifteen month period. The Company continues to negotiate for other capital that will pay off any balance due TCA.

The Company's future plans include the acquisition of another machine tool shop and another CNC machinery sales company. These acquisitions will add revenue and profit and will help to make the Company more attractive to prospective capital sources.

4.	Inventories

Inventories consist of the following at June 30:

	June 30, 2014	June 30, 2013
Finished goods and components	$1,112,647	$971,099
CNC machines held for sale	152,000	364,583
Work in progress	327,620	415,108
Raw materials and parts	14,336	5,120
	1,606,603	1,755,910
Less: Reserve for inventories	(175,921)	(200,000)
	$1,430,682	$1,555,910

5.	Related Parties

As of June 30, 2014 and 2013, the amount due from related parties includes an amount due from an officer of Elite amounting to $0 and $99,348 respectively.

As of June 30, 2014 and 2013, the Company owes $35,954 and $43,454 respectively, to one of its officers for expenses paid on behalf of the Company.

During the year ended June 30, 2014, two officers of the Company waived their salaries for the year totalling $390,000. The waived salaries were credited to additional paid in capital.

6.	Property and Equipment

Property and equipment consists of the following at June 30:

	Estimated Useful life (in years)	2014	2013
Machinery and equipment	7	$2,440,562	$2,603,313
Fixtures, Fixtures and office equipment	3 to 5	345,682	341,308
Vehicles	5	23,276	23,276
Leasehold improvements	3	105,298	105,298
Total		2,914,818	3,073,195
Less accumulated depreciation		2,512,342	2,516,640
		$402,476	$556,555

Depreciation expense was $162,079 and $173,532 for the years ended June 30, 2014 and 2013, respectively.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Accrued Expenses and Other

Accrued expenses and other consist of the following at June 30:

	June 30, 2014	June 30, 2013
Compensation and related benefits	$2,023,064	$1,934,314
Audit fees	46,000	72,500
Other	525,552	781,883
	$2,594,616	$2,788,697

8.	Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of June 30:

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2014	June 30, 2013
2014	$53,901	$54,501
2015	46,426	54,501
2016	-	36,241
2017	-	-
Total minimum lease payments	100,327	145,243
Less amount representing interest	-	-
Present value of future minimum lease payments	100,327	145,243
Less current portion of capital lease obligations	(53,901)	(54,501)
Capital lease obligations, net of current portion	$46,426	$90,742

9.	Line of Credit

Main Credit:  As of June 30, 2014 the Company owed $0 principal, which sum was paid in full in July 2013.

TCA Global Credit Master Fund, LLC:

The line of credit with Main Credit was replaced on April 30, 2013 with a line of credit from TCA Global Credit Master Fund, LLC (“TCA”) in the amount of $10 million. As of June 30, 2014, the Company has drawn $1,700,000 from the line of which $2,330,453, including interest, is outstanding as of June 30, 2014. Amounts drawn from the line of credit are subject to interest and matured on October 31, 2013. The line was automatically renewed for a further six months and expired on April 30, 2014. The Company has entered into a settlement agreement with TCA that results in the repayment of $1,200,000 of the TCA debt over a fifiteen month period. The line of credit with TCA is secured by the receivables and inventory and a second position on the equipment of Precision. and the inventory and receivables of Elite together with a blanket lien over all of the Company’s assets.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Notes Payable:

Notes payable as of June 30 consist of:

	June 30,	June 30,
	2014	2013
Notes payable to a financial institution, secured by the underlying equipment in aggregate monthly installments of varying amounts, on a reducing balance method, with the balance due in October 2016.	$247,811	$422,940

An unsecured note payable to a corporation in respect of accounting software payable in monthly installments of $ 1,923. This note was disputed and was written off in the absence of any collection activity for over four years.	-	46,811

One unsecured 5% convertible notes payable to a financial institution due March 4, 2015	110,000	-

An unsecured 12% convertible note payable to a financial institution due February 12, 2016	50,631	-

An unsecured 12% convertible note payable to a financial institution due January 31, 2015	21,500	-

Two unsecured 8% convertible notes payable in the sum of $110,751, to a financial institution due February 12, 2015	50,000	-

Two unsecured notes payable in the sum of $150,000, each, to a financial institution due in full in November 2011 and March 31, 2012. The Company is currently in default and has negotiated to pay the notes in monthly installments of $20,000 commencing November 2012.	75,459	354,459

Two unsecured 8% convertible notes payable in the sum of $110,674 to a financial institution with $50,000 due on February 6, 2015 and $55,674 due on May 30, 2015	105,674	-

Three unsecured 8% convertible notes payable in the sum of $160,674 each, to a financial institution with $50,000 due on February 6, 2015 and $110,674 due on June 10, 2015	160,674	-

Three unsecured 8% convertible notes payable to a financial institution $50,000 due April 25, 2015, $75,000 due on December 25, 2015 and $125,662 due October 3, 2015	225,562	-

Two unsecured 8% convertible notes payable to a financial institution both due May 30, 2015	160,674	-

An unsecured 8% convertible note payable to a financial institution on due June 10, 2015	50,000	-

An unsecured note payable to a corporation in weekday amounts of $700, increasing to $1,650, in September 2013 and ending in December 2013. This note is in default but a settlement reached with monthly payments being made will pay off the note by June 25, 2015	40,300	125,600

An unsecured note payable to a corporation in weekday amounts of $691 each, through December 2013. This note is in default but a settlement reached with monthly payments being made will pay off this note by October 15, 2015	57,120	115,050

An unsecured note payable to a corporation in weekday amounts of $841 each, through February 2014. This note is in default.	105,350	-
Less Debt Discount	(317,977)	(69,996)
TOTAL	1,142,778	994,864
Less - Current Portion	1,018,755	675,961
Long Term Portion	$124,023	$318,903

2015	124,023	123,780
2016	-	123,780
2017	-	71,343
2018	-	-
Thereafter	-	-
	124,023	318,903

In connection with one of the notes, the Company issued 17 million warrants that have a term of 5 years and an exercise price of $0.003 per share. The exercise price on these warrants contain a reset provision in the event shares are sold by the Company at a price lower than the exercise price. Consequently, the warrants were accounted for as derivatives and the fair value of such warrants amounting to $54,400 were recognized as a debt discount and amortized over the term of the note.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Litigation Payable

	June 30,2014	June 30,2013
An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly payments of $5,000.	$210,000	60,000

Unsecured notes payable to various parties in settlement of lawsuits payable in full.	77,500	77,500

	$287,500	137,500

12.	Commitments and Contingencies

Leases

The Company leased its manufacturing and office facilities under non-cancelable operating lease arrangements.

Rent expense under operating leases was $545,177 and $460,565 for the years ended June 30, 2014 and 2013, respectively.

Future rent under lease agreements for the next five years are as follows:

2015	233,530
2016	287,242
2017	295,859
2018	304,735
2019	313,877
Thereafter	1,777,349

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Litigation

1.	James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08.

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

No provision has been made in the June 30, 2014 financial statements with respect to this matter. because the Company has assessed the litigation as having no merit and the likelihood of any liability pursuant to this litigation is remote.

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

Abstract of Judgment and Writ were issued August 17, 2012.

The company entered into a settlement agreement for a settlement in the total amount of $37,500. However, no payments have been made to date.

A provision has been made in the June 30, 2014 financial statements with respect to this matter in the sum of $37,500.

3.	Donald Yu v. M Line Holdings, Inc., et al.; Case No. 30-2012-00574019- CU-BC-CJC

This is an employment dispute asserted by a former employee against M Line Holdings and two corporate insiders, Jitu Banker and Anthony Anish, in their respective individual capacities. The action was filed in Orange County Superior Court on June 4, 2012. The parties entered into a settlement agreement and stipulation for judgment against M Line Holdings, only, on about May 12, 2013. Pursuant to the terms and conditions of the settlement agreement, M Line agreed to pay $21,450.00 in three (3) equal installments. M Line Holdings failed to make payment on a timely basis, and plaintiff filed a stipulated judgment against M Line Holdings on June 12, 2013. Plaintiff also filed default judgments against Messrs. Banker and Anish.

In response, defendants filed a motion to set aside the defaults and vacate the default judgments against Messers. Banker and Anish as well as renegotiate the terms of the prior settlement with Plaintiff. On or about September 30, 2013, the parties entered into a supplemental settlement agreement and mutual release wherein the Company agreed to pay plaintiff the sum of $24,000 in two (2) equal installments. The first installment of $12,000 has already been paid.

The final installment of $12,000 was due on or before October 30, 2013, and has not been paid at this time. A judgment remains outstanding against the Company in the sum of $12,000.00.

4.	Subramani Srinivasan, et al. v. M Line Holdings, Inc., et al.; Case No. 30-2014-00724484-CU-CO-CJC

This is a breach of contract, fraud, and related causes of action against Defendants Eran Engineering, Inc.; Bart Webb; Precision Aerospace and Technologies, Inc. (erroneously sued as “Precision Aerospace Technologies, Inc.”); M-Line Holdings, Inc.; Anthony Anish; Jitu Banker; Larry Consalvi; and Elite Machine Tools (collectively, “Defendants”).

The parties entered into a settlement agreement against the corporate defendants on or about January 22, 2015. Pursuant to the terms and conditions of the settlement agreement, the corporate defendants agreed to pay $20,000 in three (3) equal installments on or before April 30, 2015.

As of June 2, 2015, the corporate defendants have paid $20,000 and this case has been dismissed, which effectively terminates all litigation in its entirety.

5.	Can Capital Asset Servicing, Inc. v. E.M. Tool Company, Inc., et al.; Case No. 30-2014-00727606- CU-CL-CJC

This is a breach of contract and related claims arising out of a business loan, and alleges that E.M. Tool failed to pay Can Capital all amounts due under the loan agreement in the principal sum of $58,313, plus interest, costs and attorneys’ fees.

On or about November 2014, the parties entered into a settlement agreement and stipulated judgment.

Pursuant to the terms and conditions of the settlement agreement, the Company agreed to pay plaintiff the sum of $50,000 in installments on or before May 15, 2015.

As of May 13, 2015, the defendants have made partial payments, and still owe plaintiff $25,500. Plaintiff provided notice of its intent to file the stipulated judgment on May 7, 2015, and commence collection efforts if payment of $10,000 is not paid prior thereto and those payments have been made.

This amount has been provided for in the June 30, 2014 finacial statements.

6.	Fadal Machining v. All American CNC Sales, et al., Los Angeles Superior Court, Los Angeles, California,Case No. BC415693.

The Complaint was filed on June 12, 2009.

The Complaint alleges causes of action for breach of contract and common counts against All American CNC seeking damages in the amount of at least $163,579, and arises from a claim by Fadal that All American failed to pay amounts due. On June 26, 2009, Fadal amended the complaint to include M Line Holdings, Inc. as a defendant.

A settlement agreement in the amount of $60,000 was signed on May 31, 2011.

The Company had made a provision in the sum of $60,000 in the financial statements as of June 30, 2013, which amount has been increased to $210,000 in the financial statements as of June 30, 2014 as no payments that were due under the settlement agreement have been made. The increase to $210,000 includes the original amount due to the Plaintiff plus accrued interest. Judgment was entered on June 16, 2011, and a Writ was issued on February 24, 2012.

7.	Fox Hills Machining v. CNC Repos, Orange County Superior Court, Orange County, California, Case No. 30-2009-00121514.

The complaint was filed on April 14, 2009.

The complaint alleges causes of action for Declaratory Relief, Breach of Contract, Fraud, Common Counts, and Negligent Misrepresentation, claiming the Defendant failed to pay Fox Hills Machining for the sale of two machines from Fox Hills to CNC Repos. The damages sought in the complaint are estimated to be approximately $40,000. Court records show that a stipulated judgment was entered on August 27, 2012 and a writ was issued on September 9, 2012.

However, an agreement has been entered into with Fox Hills Machinery to pay off the judgment in the sum of $48,673. A sum of $40,000 has been paid in installments of $10,000 each and the final payment of $8,673 being made on December 9, 2013.

No provision is required in this matter in the June 30, 2014 financial statements as the plaintiff has been paid in full.

8.	C. William Kircher Jr. v. M Line Holdings, Inc. Orange County Superior Court Case No. 00397576

A former attorney for M Line Holdings, Inc. has sued seeking damages for failure to pay legal fees in the amount of $120,166.

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock. The Company has issued the 150,000 shares of common stock and made two payments to date. The Company has a provision in the sum of $50,000 in the financial statements as of June 30, 2014.

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

A provision in the sum of $40,000 has been made in the financial statements as of June 30, 2014.

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

This case was settled on November 5, 2013 for $50,000 requiring a payment of $10,000 on November 15, 2013 with the balance being paid in 8 monthly installments of $5,000 each.

No provision is required in this matter in the June 30, 2014 financial statements as the plaintiff has been paid in full

12.	Alu Forge, Inc., dba American Handforge . v Jitu Banker, Precision Aerospace & Technologies, Inc., and M Line Holdings, Inc., et al., case number 30-2013-00670772-CL-BC-CJC.

This suit was filed in respect of materials supplied to the company. The company decided to settle the lawsuit and thereby entered into a settlement agreement with the plaintiff.

The case was settled on October 31, 2013 for $19,500 with payments of $5,250.00 on October 31, 2013, $5,250 on November 30, 2013 and the balance of $9,000 on December 31, 2013.

The Company has made all of the required payments and therefore no provision is required in the financial statements as of June 30, 2014

13.	Yates, Fontenot, Smith & Brum, LLC v. M Line Holdings, Inc. (formerly Gateway International Holdings, Inc.), et al.; Case No. 30-2013-00630586

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

All of the payments due to Plaintiff has been made and no provision is required as of June 30, 2014.

The Company moved out of its Tustin location in July 2014 and agreed the surrender of its lease with the landlord, Yates, Fontenot, Smith and Brum, LLC. No further action will be taken on this matter.

14.	TCA Global Credit Master Fund, L.P. vs M LI ne Holdings, Inc. EM Tool Company, Inc. dba Elite Machine Tool, Precision Aerospace and Technologies, Inc., Anthony Anish and Jitendra Banker case # CACE-14-012871

Plaintiff filed this case on July 1, 2014 in Broward County, Florida.

The complaint alleges that defendants owe the Plaintiff the amount due under the revolving note, and is claiming foreclosure of the collateral, breach of the credit agreement and a claim against the individuals under the validity agreement due to the non-payment.

The Plaintiff obtained a default judgment however due to a settlement agreement reached on September 5, 2014 ceased any further legal activity. The Defendants were unable to honor the agreement and Plaintiff continued to obtain sister state in California and Nevada.

On February 23, 2015 a new settlement agreement was signed between the parties under which plaintiff agreed to accept two methods of repayment, the first being $1,200,000 paid over a fifteen month period commencing as soon as the Company was up to date with its filings and the balance of funding would come from a new asset based lending program that Defendants were in the process of arranging.

The Company has provided for $2,330,453 in the financial statements that includes all interest and fees due to Plaintiff through June 30, 2014.

15.	Global Vantage Ltd., a California Corporation vs Eran Engineering, Inc. Precision Aerospace and Technologies, Inc., M Line Holdings, Inc., Anthony Anish, Lawrence Consalvi and Kenneth Collini

Plaintiff filed this complaint on August 7, 2014 in Orange County, California.

The complaint alleges that defendants owe funds that are due for the lease of certain equipment or plaintiffs want repossession of the equipment.

The plaintiffs obtained Judgments in February 2015 and the equipment has been returned to plaintiff. However, defendants are filing an appeal against this judgment.

Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  If an unfavorable ruling were to occur in any of the above matters, there could be a material adverse effect on our client’s financial condition, results of operations or liquidity.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Income Taxes

The provision (benefit) for income taxes is comprised of the following for the years ended June 30:

	Year ended	Year ended
	June 30,	June 30,
	2014	2013

Current tax expense	$-	$-
Federal	-	360
State	1,894	2,770
Deferred	-	(16,710)
	$1,894	$(13,580)

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

	Year ended	Year ended
	June 30,	June 30,
	2014	2013
Federal tax at statutory rate	34%	34%
Permanent differences:
State income tax, net of federal benefit	9%	9%
Change in valuation allowance	(28)%	(20)%
Other	(15)%	(23)%
	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets at June 30, 2014 and 2013 consist of:
	Year ended June 30,	Year ended June 30,
	2014	2012
Deferred tax asset - current
Allowances for bad debt	$19,507	$12,666
Reserve for inventories	75,364	85,680
Accrued expenses	11,470	12,884
Other	15,390	15,390

	$121,731	$126,620

Deferred tax assets-non-current

Net operating loss carry forwards	$3,381,274	$1,414,764
Depreciation	9,768	9,767
Amortization of intangibles	50,212	40,822
	$3,441,254	$1,465,353

Total deferred tax asset	$3,562,985	$1,591,973
Valuation allowance	(3,562,985)	(1,591,973)
Net deferred tax asset	$-	$-

The Company’s income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. As of June 30, 2014 and 2013 the Company had federal and state net operating loss (“NOL”) carry forwards of approximately $7.9 million and $7.7 million, respectively, net of Internal Revenue Code (“IRC”) Section 382 limitations. If not used, these carry forwards will begin expiring between 2012 and 2021. These net operating losses are available to offset future regular and alternative minimum taxable income.

The Company has recorded as of June 30, 2014 a valuation allowance of approximately $2.7 million, as it believes that it is more likely than not that the deferred tax assets will not be realizable in future years. Management has based its assessment on available historical and projected operating results.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Shareholders’ Equity

The Company’s articles of incorporation authorize up to 1,000,000,000 shares of $0.001 par value common stock. Shares of common or preferential stock may be issued in one or more classes or series at such time as the Board of Directors determine.

The Company’s articles of incorporation authorize up to 20,000,000 shares of $0.001 par value preferred stock.

The Company designated 200,000 shares as Series A preferred shares. The Series A preferred shares are not entitled to dividends but are convertible to common shares.

During the year ended June 30, 2013, the Company issued the following shares of common stock:

●	14,840,000 common shares were issued to financial advisors in payment of services to the company. The Company valued these shares at the market price on the issuance date in the sum of $467,942.

●	The Company also issued 8,500,000 common shares in lieu of salaries and expenses due on behalf of related parties. The shares were valued at $168,700 based on the market price of the shares at the grant dates.

During the year ended June 30, 2013, the Company issued 200,000 Series A Preferred shares to a lender in connection with the line of credit.

During the year ended June 30, 2014, the Company issued the following shares of common stock:

●	12,805,130 shares were issued to financial advisors and other parties in payment of services to the Company. The Company valued the shares at the market price on the issuance dates in the sum of $67,451.

●	136,062,209 shares were issued to financial institutions in connection with the conversion of debt and accrued interest totaling $446,489.

●	5,100,000 shares were issued to a financial advisor in respect of consulting services provided to the Company. These shares were valued at market price on the issuance date in the sum of $40,290. The Company recognized a loss on settlement of $35,190.

The Company also issued 6,000,000 shares in lieu of payroll and 13,000,000 shares to settle unpaid salaries due to officers. The shares were valued at $190,000 based on the market price of the shares at the grant date.

During the year ended June 30, 2014, the company did not issue any Preferred shares.

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

The following table presents the derivative financial instrument, the Company’s only financial liability measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level of hierarchy:

As of June 30, 2014:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$634,769	$-	$-	$634,769
Total	$634,769	$-	$-	$634,769

As of June 30, 2013:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at June 30, 2013	$-
Fair value of warrant derivative liabilities at issuance, recorded as debt discount	832,572
Settlement of derivative liabilities to additional paid in capital	(1,144,321)
Unrealized derivative loss included in other expense	946,518
Balance at June 30, 2014	$634,769

The fair value of the derivative liability is calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instrument valued using the Black Scholes option pricing model:

	At Issuance	June 30, 2014
50% of the market value of stock on measurement date	$0.01 - 0.03	$0.04 - 0.025
Risk-free interest rate	0.07 - 0.13%	0.07 – 0.44%
Dividend yield	0%	0%
Volatility factor	256 - 343%	255 -334%
Term	0.26 - 2 years	0.25 – 1.9 years

17.	Segments and Geographic Information

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

Segment information is as follows as of and for the year ended June 30, 2014:

Segment Information for the year ended June 30, 2014	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$6,593,151	$2,106,971	$1,000	$8,701,122

Interest expense	158,718	270,615	1,454,672	1,884,005
Depreciation and amortization	1,500	160,579	-	162,079
Loss before taxes	(636,758)	(1,028,070)	(3,364,064)	(5,028,892)
Total assets	374,911	1,783,300	85,138	2,243,349
Capital expenditures	$-	$8,000	$-	$8,000

Segment Information for the year ended June 30, 2013	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$5,810,909	$3,513,776	$-	$9,324,685
Interest expense	44,913	266,400	186,052	497,365
Depreciation and amortization	3,000	166,745	3,787	173,532
Loss before taxes	(55,673)	(1,361,221)	(2,989,954)	(4,406,848)
Total assets	1,077,202	2,384,185	235,702	3,697,089
Capital expenditures	$-	$19,335	$-	$19,335

At June 30, 2014 the 2,100,000 shares of common stock of OR Holdings, Inc. held by M Line Holdings, Inc. was traded on the GXG Stock exchange in Europe. At that date the market value of the shares was $1.00 (.70 Euros) per share. However, since that date, OR Holdings, Inc. suspended its trading in advance of a move to Marche Libre Stock Exchange in Europe and the new listing has not been completed as yet. As a result revenue from financial services provided by M Line was reduced to a notional value of $1,000.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales are derived principally from customers located within the United States

Long-lived assets consist of property and equipment that are located within the United States.

M-LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Subsequent Events

a. On July 1, 2014, the Company moved its corporate office and its precision manufacturing facility to our new facility at 2320 E Orangethorpe Avenue, Anaheim, CA 92806. The Company’s new lease is for a period from July 1, 2015 until August 31, 2024, The rent commenced at $23,353 per month and increases annually. The Company has an option for a ten year extension of the lease on final terms to be agreed.

b. On January 15 2015, the effective date, the Company entered into a settlement agreement with TCA. Under the terms of the agreement, TCA will receive $100,000 as soon as all the Company’s filings are current and will then receive $80,000 per month for 13 months and $60,000 in the 15th month. These payments may be accelerated at any time. In addition the balance of the note due TCA will be paid through financing being obtained from an asset based lender. TCA will release their liens on the Company at that time.

c. Since July 1, 2014 the Company has converted notes and unpaid interest totalling $306,977 to 668,818,367 common shares.

d. Since July 1, 2014 the Company has raised funds through a 10% convertible note for $330,000 of which $257,000 has been funded. The note is convertible at the lower of $0.001 or 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion.

e. In October 2014, M Line Holdings, Inc. formed a new wholly owned subsidiary, M Line Machinery Funding, Inc. This Company which has not traded to date, will be used for machinery finance and also for any other financial services provided by the Company to prospective customers. The name has been changed to M Line Financial Services, Inc.

f. On March 3, 2015, a total of 200,000,000 shares were issued to two officers in lieu of payroll

g. On October 14, 2014, the Company issued to one of its officers 10 million shares of its blank check preferred stock (designated as Series A Preferred Stock) which are non-convertible, zero dividend and zero interest and carry a voting power equivalent to 50% of the Company’s outstanding common and preferred stock.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

Item 9A Controls and Procedures

(a)            Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. In addition there is a material weakness due to a lack of resources to handle technical and financial reporting maters for complex and unusual matters.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result we were delayed in our ability to calculate certain accounting provisions, such as inventory valuation and deferred taxes.  While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls led to a delay in the filing of this Annual Report.  We were required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ended June 30, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness. Management also recognized a material weakness due to the lack of resources in handling technical and financial reporting for complex and unusual transactions.

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

There are no changes to report during our fiscal quarter ended June 30, 2014.

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

Name	Age	Position
Bruce Barren	74	Chief Executive Officer (8/13) / Director (8/13)

Anthony L. Anish	66	Chief Operating Officer (8/13) / Secretary (6/11) Director 6/11

Jitu Banker	74	Chief Financial Officer (3/09) / Director (1/09)

George Colin	84	Chairman of the Board (8/13) / Director (1/09)

Bruce Barren is the CEO of the company. Bruce has been involved in the aerospace industry for some 45 years working with companies that manufacture component parts and defense electronics, including as CEO of Hydro-Mill and as a key advisor of Mexmill both of which were sold at 1x plus revenue. Mr. Barren is also Group Chairman of the EMCO/Hanover Group (see website: www.emcohanover.com), which, since its inception in 1971, has concluded more than $3+ billion in financial transactions worldwide as international merchant bankers. He has been involved in 200+ business turnarounds and emerging businesses, either as an advisor or CEO.

Anthony Anish became a Director in early 2011 and is currently the COO and Company Secretary Mr. Anish has expensive business and financing experience having been involved in many growth businesses both in the USA but also in England. Mr. Anish has been managing M Line Holdings, Inc. since March 2009 and has overseen the recovery of the group during the very difficult economic downturn. Mr. Anish qualified as a member of the Institute of Chartered Accountants in London, England in 1971.

Jitu Banker has served as one of the Company’s directors since January, 2009. Mr. Banker is currently the President and Chief Financial Officer of Money Line Capital, Inc., the Company’s largest shareholder. Since 1990, Mr. Banker has also been the owner of Banker & Co., a company specializing in tax, accounting, Internal Revenue Service audits, and other related services. Mr. Banker has a Bachelor of Arts in Accounting with Economics and is a member of the Institute of Chartered Accountants in England and Wales, the Institute of Management Accountants in London, England, and the American Institute of Certified Public Accountants

George Colin is the Chairman of the Board.   Since 1994 Mr. Colin has been an independent consultant for numerous corporations regarding general business and investment decisions.  From 1976 to 1994, Mr. Colin was the Chief Executive Officer and majority shareholder of Odyssey Systems.  In this role he managed all aspects of the business.  Mr. Colin also served as a lieutenant in the U.S. Navy.  Mr. Colin received NROTC officer training at Villanova University and obtained a BSCE in 1955.

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

Board Meetings and Committees

During the fiscal year ended June 30, 2014, the Board of Directors met on a regular basis and took written action on numerous other occasions.  All the members of the Board attended the meetings.  The written actions were by unanimous consent.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors. The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended June 30, 2014, 2013 and 2012 (“Named Executive Officers”):

Name and principal position	Year	Salary ($)	Bonus $	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

George Colin (1) Chief Executive Officer	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
Jitu Banker (2) Chief Financial Officer	2014	#	-	-	-	-	-	-	-
	2013	135,000	200,000	-	-	-	-	-	335,000
	2012	180,000	-	-	-	-	-	-	180,000
Anthony Anish (3) Chief Operations Officer/Secretary	2014	#	-	-	-	-	-	-	-
	2013	135,000	200,000	-	-	-	-	-	335,000
	2012	96,912	-	-	-	-	-	-	96,912
Bruce Barren(4) CEO	2014	90,000#	-	-	-	-	-	-	90,000

*	Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in the Notes to our June 30, 2014 financial statements.

#	Salaries in the amounts of $210,000 for Mr. Anish and $180,000 for Mr. Banker due per the terms of their respective employment agreements were waived. These salaries were expensed in the profit and loss account and credited to paid in capital. Mr. Barren received 3,000,000 shares at the time he became CEO and 6,000,000 shares during the fiscal year in lieu of payroll.

(1)	George M. Colin was hired as our Chief Executive Officer on December 9, 2008 and resigned on August 8, 2013

(2)	Jitu Banker was hired as our CFO in March 31, 2009.

(3)	Anthony Anish was hired as our Secretary on June 7, 2011

(4)	Bruce Barren was hired as our CEO on August 8, 2013

+	These amounts were accrued in 2013.

Employment Contracts

We have written employment agreements with two of our executive officers, Mr. Anthony Anish and Mr. Jitu Banker

Agreement with Anthony Anish. On July 1, 2011, we entered into an employment agreement with Anthony L Anish to serve as our Chief Operating Officer and Secretary, of M Line Holdings, Inc. , at a compensation rate of $210,000 per annum. The initial term of this employment agreement is for three years commencing July 1, 2011, with renewals based on the mutual consent of employee and the company unless terminated by either party. The agreement also provides that for a period of 12 months following termination of the employment agreement, Mr. Anish shall not (i) compete with respect to any services or products of the Company which are either offered or are being developed by the Company, (ii) disclose any information about our affairs including trade secrets, know-how, customer lists, business plans, operational methods, policies, suppliers, customers or other such Company information, nor (iii) use or employ any of our information for his own benefit or in any way adverse to our interests. This contract was replaced with a new contract on January 1, 2015.

Agreement with Jitu Banker. On July 1, 2011, we entered into an employment agreement with Jitu Banker to serve as our Chief Financial Officer, of M Line Holdings, Inc. at a compensation rate of $180,000 per annum. The initial term of this employment agreement is for three years commencing July 1, 2011, with renewals based on the mutual consent of employee and the company unless terminated by either party. The agreement also provides that for a period of 12 months following termination of the employment agreement, Mr. Banker shall not (i) compete with respect to any services or products of the Company which are either offered or are being developed by the Company, (ii) disclose any information about our affairs including trade secrets, know-how, customer lists, business plans, operational methods, policies, suppliers, customers or other such Company information, nor (iii) use or employ any of our information for his own benefit or in any way adverse to our interests. This contract was replaced with a new contract on January 1, 2015.

Director Compensation

The following table sets forth director compensation as of June 30, 2014:

Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in			Incentive Plan	Compensation	All Other
	Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name	($)	($) *	($) *	($)	($)	($)	($)

George Colin (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jitu Banker (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Bruce Barren (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Anthony Anish (4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

*	Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

(1)	George M. Colin was appointed to our Board of Directors on January 28, 2009.
(2)	Jitu Banker was appointed to our Board of Directors on January 28, 2009.

(3)	Bruce Barren was appointed to our Board of Directors on August 8, 2013.
(4)	Anthony Anish was appointed to our Board of Directors on June 7, 2011.

We do not provide any compensation to our directors for serving as directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of June 30, 2014:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

George Colin	-	-	-	-	-	-	-	-	-

Jitu Banker	-	-	-	-	-	-	-	-	-

Anthony Anish	-	-	-	-	-	-	-	-	-

Bruce Barren	-	-	-	-	-	-	-	-	-

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2014, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 10% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	George Colin (2)	3,790,468		1.56%
Common Stock	Jitu Banker (2)	12,350,000	(4)	5.08%
Common Stock	Anthony Anish (2)	13,432,500		5.52%
Common Stock	Bruce Barren (2)	9,000,000		3.70%
Common Stock	Money Line Capital, Inc. 17702 Mitchell North, Suite 201 Irvine, CA 92614	7,068,748	(6)	2.91%
Common Stock	All Directors and Officers As a group (4 persons)	38,572,544		15.86%

(1)	Unless otherwise indicated, based on 243,178,484 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.
(2)	Indicates one of our officers or directors.
(3)	Unless indicated otherwise, the address of the shareholder is M Line Holdings, Inc.
(4)	Includes 25,000 shares held by Mr. Banker’s son.
(5)	All three of our officers and directors own stock in Money Line Capital, Inc., but none individually or as a group control Money Line’s investment or control decisions, and, therefore, disclaim ownership of Money Line Capital’s stockholdings, including our common stock.
(6)	Includes 1,110,000 shares not owned by Money Line Capital, but controlled by irrevocable proxy.

The issuer is not aware of any person who owns of record, or is known to own beneficially, ten percent or more of the outstanding securities of any class of the issuer, other than as set forth above.  There are no classes of stock other than common stock issued or outstanding.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Leavitt Family Trust Note. We currently have an unsecured note payable to a stockholder payable in monthly installments of $4,505 per month, non-interest bearing, including interest imputed at 12% per annum for financial statement purposes, in the aggregate amount of $139,641. As of June 30, 2014, $28,533 remains outstanding.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Restated Fees

During the year ended June 30, 2014, Malone Bailey charged $83,383, in fees for professional services for the audit of our financial statements and the review of our Form 10-Q quarterly financial statements. During the year ended June 30, 2013, Malone Bailey charged $55,000 in fees for professional services for the audit of our financial statements and Kabani and Co. charged $55,000 for the review of our Form 10-Q quarterly financial statements.

Tax Fees

During the year ended June 30, 2014, MaloneBailey billed us $0 for professional services for tax preparation.   During the year ended June 30, 2013, Kabani & Company billed us $0 for professional services for tax preparation.

All Other Fees

During the year ended June 30, 2014, neither Kabani & Company nor MaloneBailey billed us any amounts for any other fees. During the year ended June 30, 2013, Kabani & Company did not bill us any amounts for any other fees.

Of the fees described above for the year ended June 30, 2014, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)           Financial Statements

The following financial statements are filed as part of this report:

(a)(2)      Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)      Exhibits

Refer to (b) below.

(b)           Exhibits

Item No.	Description

3.1 (1)	Articles of Incorporation of M Line Holdings, Inc., a Nevada corporation, as amended

3.2 (5)	Certificate of Amendment of Articles of Incorporation

3.3 (1)	Bylaws of M Line Holdings, Inc., a Nevada corporation

3.3 (2)	Amended By Laws of M Line Holdings, inc. a Nevada Corporation

10.1 (1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2 (1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.3 (1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4 (1)	Employment Agreement with Timothy D. Consalvi dated February 1, 2007

10.5 (1)	Employment Agreement with Anthony L. Anish dated January 1, 2015

10.6 (2)	Employment Agreement with Jitendra Banker dated January 1, 2015

10.7 (1)	Settlement Agreement with TCA Global Credit Master Fund, LP

10.8 (1)

10.9 (1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.10 (3)	Separation Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 26, 2008

10.11 (4)	Sales Agent Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 30, 2008

10.12 (4)	Loan Agreements with Pacific Western Bank dated September 20, 2008

10.13 (5)	Assignment of Promissory Note and Consent Thereto by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated March 24, 2009

10.14 (5)	M Line Holdings, Inc. Demand Note for up to $500,000 dated March 25, 2009

10.15 (6)	Letter of Intent by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated June 30, 2010

10.16 (8)	Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. dated April 26, 2010 (filed herewith)

10.17 (8)

10.18 (8)	Commercial Real Estate Lease with SG&H Partners, L.P. for Anaheim Property dated July 1, 2015

10.19 (8)	Business Loan Agreement with Pacific Western Bank dated June 7, 2010

10.20 (8)	Loan and Security Agreement and Note with Utica Leaseco, LLC (filed herewith)

10.21 (8)	Note and Stock Purchase Agreements with Spagus Capital Partners, LLC (filed herewith)

10.19 (9)	Loan Agreements with TCA Global Master Credit Fund, LP

10.19(10)	Convertible note agreement with Gel properties, LLC

10.20 (10)	Convertible Note agreement with LG Funding, LLC

10.21 (10)	Covertible Note agreements with Beaufort Capital, LLC

10.22 (10)	Covertible Note agreements with Union Capital, Inc.

10.23 (10)	Convertible Note agreements with Coventry Funding, Inc.

10.24 (10)	Convertible Note agreements with Iconic Holdings, Inc.

10.25 (10)	Convertible Note with Adar Bays, LLC

10.26	Convertible Note with JMJ Financial

10.23	Addendum No. 2 dated September 30, 2011 to Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.24	Executive Employee Agreement with Barton Webb dated July 25, 2011

21 (7)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of George Colin (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jitu Banker (filed herewith).

32.1	Section 1350 Certification of George Colin (filed herewith).

32.2	Section 1350 Certification of Jitu Banker (filed herewith).

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

M Line Holdings, Inc.

Dated: June 23, 2015	/s/ Bruce Barren
	By:	Bruce Barren
Chief Executive Officer
and a Director

Dated: June 23, 2015	/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer
and a Director

Dated: June 23, 2015	/s/ Anthony Anish
	By:	Anthony Anish
Secretary and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 23, 2015	/s/ Bruce Barren
	By:	Bruce Barren
Chief Executive Officer
and a Director

Dated: June 23, 2015	/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer
and a Director

Dated: June 23, 2015	/s/ Anthony Anish
	By:	Anthony Anish
Secretary and a Director

