Form 10-Q
period 2014-09-30
M LINE HOLDINGS INC
filed 2015-08-19
CIK 1072248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☑     No.☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 19, 2015, there were 1,199,555,785 shares of common stock, par value $.001, issued and outstanding.

M LINE HOLDINGS, INC.

PART 1—FINANCIAL INFORMATION

References in this document to “us,” “we” or the “Company” refer to M LINE HOLDINGS, INC. and our subsidiaries, E.M. Tool Company, Inc. and Precision Aerospace & Technologies, Inc., formerly Eran Engineering, Inc.

Item 1. Financial Statements.

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30	As of June 30
	2014	2014

Assets
Current assets:
Cash and cash equivalents	$12,408	$46,925

Accounts receivable, net	114,754	222,344

Inventory, net	1,514,843	1,430,682
	1,642,005	1,699,951

Property and equipment, net	283,778	402,476

Deposits and other	130,786	140,922
Total assets	$2,056,569	$2,243,349

Liabilities and Stockholders’ deficit

Current liabilities:

Bank overdraft	$311,171	149,699
Accounts payable	1,641,652	1,350,157

Accounts payable - related party	35,954	35,954

Accrued expenses and other	2,623,861	2,594,616

Litigation payable	287,500	287,500

Derivative liability	549,003	634,769

Line of credit	2,330,453	2,330,453
Notes payable - current, net of debt discount of $314,663 and $317,977	810,676	1,018,755

Current portion of capital lease obligations	53,901	53,901

Total current liabilities	8,644,171	8,455,804

Notes payable - net of current portion	124,023	124,023

Capital lease obligation, net of current portion	46,426	46,426

Total liabilities	8,814,620	8,626,253

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferential stock: $0.001 par value, 10,000,000 shares authorized, 200,000 and 200,000 shares issued and outstanding at September 30, 2014 and June 30, 2014 respectively	200	200

Common stock: $0.001 par, 1,000,000,000 shares authorized, 942,437,603 and 243,178,484 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	942,437	243,178

Additional paid in capital	13,310,109	12,846,981

Accumulated deficit	(21,010,797)	(19,473,263)

Total Stockholders’ deficit	(6,758,051)	(6,382,904)
Total liabilities and Stockholders’ deficit	$2,056,569	$2,243,349

The accompanying notes form part of these unaudited consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,
	2014	2013

Net sales	$957,480	$2,727,194

Cost of sales	1,018,891	1,718,080

Gross Profit (loss)	(61,411)	1,009,114

Operating expenses:

Selling, general and administrative	760,081	778,361

Amortization of intangible assets	-	12,500

Total operating expense	760,081	790,861

Operating income (loss)	(821,492)	218,253

Other income (expense):

Interest expense	(64,781)	(112,492)

Loss on debt extinguishment	(165,526)	-

Change in derivative liability	(485,735)	-

Total other income (expenses)	(716,042)	(112,492)

Income (loss) before income tax	(1,537,534)	105,761

Income tax provision	-	-
Net income (loss)	$(1,537,534)	$105,761

Net income (loss) per share:
Basic and diluted	$(0.00)	$0.00
Weighted average number of common shares - basic and diluted	533,400,881	73,292,696

The accompanying notes form part of these unaudited consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,537,534)	$105,761
Reconciliation of net loss to net cash provided by operations:
Loss on disposition of assets	46,250	-
Bad debt expense	24,277	-
Depreciation	29,199	44,385
Amortization of intangible assets	-	12,500
Issuance of shares for services	-	47,916
Amortization of debt discount	80,901	26,704
Loss on debt extinguishment	165,526	-
Change in derivative liabilities	485,735	-
Changes in operating assets and liabilities:
Accounts receivable	83,313	(22,754)
Inventory	(84,161)	(264,351)
Prepaid expenses and other assets	10,136	(7,801)
Due from related party	-	(25,000)
Accounts payable, accrued expenses and other	354,870	20,847
Net cash used in operating activities	(341,488)	(61,793)

Cash flows from investing activities:
Proceeds from disposal of assets	35,000	-
Acquisition of property and equipment	-	(12,500)
Net cash provided by (used in) investing activities	35,000	(12,500)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	-	(85,590)
Proceeds from notes payable	110,499	63,000
Bank overdraft	161,472	57,492
Payments to notes payable	-	(117,247)
Payments on capital leases	-	(8,983)
Net cash provided by (used in) financing activities	271,971	(91,328)

Net decrease in cash and cash equivalents	(34,517)	(165,621)

Cash and cash equivalents at beginning of period	46,925	182,305
Cash and cash equivalents at end of period	$12,408	$16,684

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$85,788
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Debt discount resulting from derivative liability	$352,013	-
Return of property and equipment	8,250	-
Interest added to principal	34,031	-
Shares issued for conversion of debt	347,773	-

The accompanying notes form part of these unaudited consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Business

M. Line Holdings, Inc. (the “Company”) and its subsidiaries currently are engaged in the following businesses, which also represent its business segments:

•	E.M. Tool Company, Inc. dba Elite Machine Tool Company (“Elite”), its wholly owned subsidiary, acquires, refurbishes and sells pre-owned CNC machine tool equipment. This is the machine sales group.

•	Precision Aerospace & Technologies, Inc., formerly Eran Engineering, Inc. (“Precision”), its wholly owned subsidiary, manufactures precision metal component parts and assemblies for the aerospace, medical and defense industries. This is the precision manufacturing group.

•	M Line Business Services, Inc., its wholly owned subsidiary, provides advice and support in raising new capital, management support in relation to financial control and management of the business, advice and support in relation to stock listing, reverse mergers, listing on various US and European exchanges, and sales and support specifically relating to the aerospace industry.

2.	Significant Accounting Policies

Basis of presentation

In the opinion of management, the accompanying interim consolidated balance sheets and statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2014 filed with the U.S. Securities and Exchange Commission (the “Commission”) on June 24, 2015.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of M Line Holdings, Inc. and its wholly owned subsidiaries Elite and Precision.. All intercompany accounts and transactions have been eliminated.

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

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $21,010,797 as of September 30, 2014 and negative working capital.

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

Inventories as of September 30 and June 30 consist of the following:

	September 30, 2014	June 30, 2014
Finished goods and components	$1,021,457	$1,112,647
CNC machines held for sale	210,750	152,000
Work in progress	446,781	327,620
Raw materials and parts	11,776	14,336
	1,690,764	1,606,603
Less: Reserve for inventories	(175,921)	(175,921)
Inventories, net.	$1,514,843	$1,430,682

5.	Accrued Expenses

Accrued expenses and other as of September 30 and June 30 consist of the following:

	September 30, 2014	June 30, 2014
Compensation and related benefits	$2,156,849	$2,023,064
Audit fees	50,000	46,000
Other	417,012	525,552
	$2,623,861	$2,594,616

6.	Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of September 30, and June 30, 2014.

	September 30, 2014	June 30, 2014
2014	$53,901	$53,901
2015	46,426	46,426
Total minimum lease payments	100,327	100,327
Less amount representing interest	-	-
Present value of future minimum lease payments	100,327	100,327
Less current portion of capital lease obligations	(53,901)	(53,901)
Capital lease obligations, net of current portion	$46,426	$46,426

7.	Line of Credit

TCA Global Master Credit Fund LP (“TCA”):

The Company has an existing line of credit with TCA Global Credit Master Fund, LLC (“TCA”) in the amount of $10 million. As of September 30 and June 30, 2014, the Company has drawn $1,700,000 from the line of which $2,330,453 is outstanding as of September 30, 2014 and June 30, 2014. Amounts drawn from the line of credit are subject to interest and matured on October 31, 2013. The line was automatically renewed for a further six months and expired on April 30, 2014. There is no availability under the line of credit. The Company has entered into a settlement agreement with TCA and expects to repay the debt within 15 months. The line of credit with TCA is secured by the receivables and inventory and a second position on the equipment of Precision and the inventory and receivables of Elite together with a blanket lien over all of the Company’s assets.

8.	Notes Payable

Notes payable as of September 30 and June 30 consist of :

	September 30, 2014	June 30, 2014
CONVERTIBLE NOTES (DERIVATIVE).

One unsecured 5% convertible notes payable to a financial institution due March 4, 2015. This note can be converted to common stock at 55% of the lowest closing price in the 20 trading days prior to conversion.	$130,200	$110,000

Two unsecured 8% convertible notes payable in the sum of $110,751 to a financial institution due February 12, 2015. These notes can be converted to common stock after 180 days from the date of issuance at 55% of the lowest closing price in the last 7 trading days prior to conversion.	40,804	50,000

An unsecured 12% convertible note payable to a financial institution due January 31, 2015. This note can be converted to common stock at 55% of the lowest closing price in the 5 trading days prior to conversion.	11,500	21,500

An unsecured 12% convertible note payable to a financial institution due February 12, 2016. This note can be converted to common stock at $0.0235 or 60% of the lowest closing price in the last 25 trading days prior to conversion.	40,710	50,631

Two unsecured convertible notes payable in the sum of $110,674 to a financial institution with $50,000 due on February 6, 2015 and $55,674 due on May 30, 2015. These notes can be converted to common stock after 180 days from the date of issuance at 55% of the lowest closing price in the last 7 to 10 trading days prior to conversion.	16,144	105,674

Two unsecured 8% convertible notes payable to a financial institution both due May 30, 2015. These notes can be converted to common stock after 180 days from the date of issuance at 55% of the lowest closing price in the last 10 trading days prior to conversion.	83,855	160,674

Four unsecured convertible notes with interest ranging from 8% to 12% payable to a financial institution with $50,000 due April 25, 2015, $75,000 due on December 25, 2014, $125,662 due October 3, 2014 and $37,500 due on February 18, 2015. These notes can be converted to common stock after maturity date at 40% - 55% of the lowest closing price in the last 10 to 20 trading days prior to conversion.	220,109	225,562

Three unsecured 8% convertible notes payable in the sum of $160,674 to a financial institution with $50,000 due on February 6, 2015 and $110,674 due on June 10, 2015. These notes can be converted to common stock after 180 days from the date of issuance at 50% - 55% of the lowest closing price in the last 7 to 15 trading days prior to conversion.	130,000	160,674

An unsecured 8% convertible note payable to a financial institution due on June 10, 2015. This note can be converted to common stock after 180 days from the date of issuance at 55% of the lowest closing price in the last 10 trading days prior to conversion.	50,000	50,000
	723,322	934,715
OTHER NOTES (NON-CONVERTIBLE).
Notes payable to a financial institution, secured by the underlying equipment in aggregate monthly installments of varying amounts, on a reducing balance method, with the balance due in October 2016.	$247,811	$247,811

Two unsecured notes payable in the sum of $150,000 each, to a financial institution in full in November 2011 and March 31, 2012. The Company is currently in default and has negotiated to pay the notes in monthly installments of $20,000 commencing November 2012.	75,459	75,459

An unsecured note payable to a corporation in weekday amounts of $700, increasing to $1,650, in September 2013 and ending in December 2013. This note is in default but a settlement reached with monthly payments being made will pay off the note by June 25, 2015. The note was not paid by June 25 and the Company is currently negotiating a new pay-off schedule.	40,300	40,300

An unsecured note payable to a corporation in weekday amounts of $691 each through December 2013. This note is in default but a settlement reached with monthly payments being made will pay off the note by October 2015.	57,120	57,120

An unsecured note payable to a corporation in weekday amounts of $841 each through February 2014. This note is in default.	105,350	105,350
	526,040	526,040
Total of convertible and other notes	1,249,362	1,460,755
Less Debt discount	(314,663)	(317,977)
TOTAL	934,699	1,142,778
Less Current Portion	810,676	1,018,755
Long Term Portion	$124,023	$124,023

2016	124,023	124,023
2017	—	—
2018	—	—
2019	—	—
Thereafter	—	—
	$124,023	$124,023

Owing to the variable conversion rates of the convertible notes, the Company determined that the conversion feature met the definition of a liability under ASC 815-40. Consequently, the Company bifurcated the conversion feature and accounted for this as a derivative liability. See Note 11.

In connection with one of the notes issued during the quarter ended September 30, 2014, the Company issued 15,625,000 warrants that have a term of 5 years and an exercise price of $0.0016 per share. The exercise price on these warrants, contain a reset provision in the event shares are sold by the Company at a price lower than the exercise price. Consequently, the warrants were accounted for as derivatives and the fair value of such warrants amounting to $28,125 was recognized as a debt discount and amortized over the term of the note.

During the three months ended September 30, 2014, the Company converted total debt of $347,773 for 699,259,119 common shares and recognized a loss on debt extinguishment related to the conversion of $1,089,040.

9.	Commitments and Contingencies

Leases

The Company leased its manufacturing and office facilities under non-cancellable operating lease arrangements.

Rent expense under operating leases was $99,276 and $138,749 for the three months ended September 30, 2014 and 2013, respectively .

Litigations

Litigation payable as of September 30 and June 30, 2014 consist of the following:

	September 30, 2014	June 30, 2014

An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly payments of $5,000.	$210,000	210,000

Unsecured notes payable to various parties in settlement of lawsuits payable in full.	77,500	77,500

TOTAL	$287,500	287,500

The Company’s existing litigation proceedings are set forth below:

1.	James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08.

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

No provision has been made in the September 30 and June 30, 2014 financial statements with respect to this matter because the Company has assessed the litigation as having no merit and the likelihood of any liability pursuant to this litigation to be extremely low.

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

Abstract of Judgment and Writ were issued August 17, 2012.

The Company entered into a settlement agreement for a settlement in the total amount of $37,500. However, no payments have been made to date.

A provision has been made in the September 30 and June 30, 2014 financial statements with respect to this matter in the sum of $37,500.

3.	Donald Yu v. M Line Holdings, Inc., et al.; Case No. 30-2012-00574019-CU-BC-CJC

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

This is a breach of contract, fraud, and related causes of action against Defendants Eran Engineering, Inc., Bart Webb, Precision Aerospace and Technologies, Inc. (erroneously sued as "Precision Aerospace Technologies, Inc."); M-Line Holdings, Inc.; Anthony Anish; Jitu Banker; Larry Consalvi; and Elite Machine Tools (collectively, "Defendants").

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

As of May 13, 2015, the defendants have made partial payments, and still owe plaintiff $25,500. Plaintiff provided notice of its intent to file the stipulated judgment on May 7, 2015, and commence collection efforts if payment of $10,000 is not paid prior thereto and those payments have been made. Since May, a payment of $1,500 has been made. The balance as of August 17, 2015 is $24,000.

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

The Company had made a provision in the sum of $210,000 in the financial statements as of September 30 and June 30, 2014 as no payments that were due under the settlement agreement have been made. Judgment was entered on June 16, 2011, and a Writ was issued on February 24, 2012.

7.	C. William Kircher Jr. v. M Line Holdings, Inc. Orange County Superior Court Case No. 00397576

A former attorney for M Line Holdings, Inc. has sued seeking damages for failure to pay legal fees in the amount of $120,166.

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock. The Company has issued the 150,000 shares of common stock and made two payments to date. The Company has a provision in the sum of $50,000 in the financial statements as of September 30 and June 30, 2014.

The Company currently is in default of its payment obligations under the settlement. Plaintiff currently is seeking to obtain a judgment as a result of the breach of the settlement agreement.

8.	Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

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

A provision in the sum of $40,000 has been made in the financial statements as of September 30 and June 30, 2014.

To date there has been no further action on this case, and the Company plans to resolve this matter as soon as possible.

9.	All Direct Travel Services, Inc. v. Jitu Banker, M Line holdings, Inc., Airworks International, Inc., case number 30-2011-00472824-CL-CO-CJC

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

Plaintiff filed this case on July 1, 2014 in Broward County, Florida.

The complaint alleges that the Company owes the Plaintiff the amount due under the revolving note, and is claiming foreclosure of the collateral, breach of the credit agreement and a claim against the individuals under the validity agreement due to the non-payment.

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

The Company has accrued $2,330,453 in the financial statements that includes all interest and fees due to Plaintiff through September 30, and June 30, 2014.

11.	Global Vantage Ltd., a California Corporation vs Eran Engineering, Inc. Precision Aerospace and Technologies, Inc., M Line Holdings, Inc., Anthony Anish, Lawrence Consalvi and Kenneth Collini

Plaintiff filed this complaint on August 7, 2014 in Orange County, California.

The complaint alleges that the Company owes funds that are due for the lease of certain equipment or plaintiffs want repossession of the equipment.

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

10.	Shareholders’ Equity

During the three months ended September 30, 2014, the Company issued the following shares of common stock:

•	699,259,119 common shares were issued to financial institutions in connection with the conversion of debt and accrued interest totaling to $347,773.

11.	Fair Value of Financial Instruments

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

The following table presents the derivative financial instrument. The Company’s only financial liability is measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level of hierarchy as of September 30, 2014:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$549,003	$-	$-	$549,003
Total	$549,003	$-	$-	$549,003

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at June 30, 2014	$634,769
Fair value of warrant derivative liabilities at issuance, recorded as debt discount	352,013
Settlement of derivative liabilities to gain on debt extinguishment	(923,514)
Unrealized derivative loss resulting from marked to market fair values included in other expense	485,735
Balance at September 30, 2014	$549,003

The fair value of the derivative liability is calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instrument valued using the Black Scholes option pricing model:

	At Issuance	September 30, 2014
Market value of stock on measurement date	$0.0012 - 0.0018	$0.001
Risk-free interest rate	0.05 - 1.58%	0.02 - 1.78%
Dividend yield	0%	0%
Volatility factor	241 - 417%	229 -414%
Term	0.51 - 5 years	0.35 – 4.88 years

12.	Related Party Transactions

As of September 30, 2014, the amount due from related party was $0. As of September 30, 2014, the related party payable was $35,954, which represents the amount due to an officer of the Company for amounts charged to his personal credit card.

13.	Segments and Geographic Information

The Company’s segments consist of individual companies managed separately with each manager reporting to the Board. “Other” represents corporate functions. Sales, and operating or segment profit, are reflected net of inter-segment sales and profits. Segment profit is comprised of net sales less operating expenses and interest. Income taxes are not allocated and reported by segment since they are excluded from the measure of segment performance reviewed by management. The revenue of the Precision Manufacturing group is down significantly compared to the comparable period last year as a result of rebuilding revenue following the Company’s move and subsequent delay before production could start again.

Segment information is as follows for the three months ended September 30, 2014 and 2013:

Segment Information for the three months ended September 30, 2014	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$730,227	$227,253	$-	$957,480
Interest Expense	31,500	45,000	(11,719)	64,781
Depreciation and Amortization	-	29,199	-	29,199
Loss before taxes	(317,703)	(309,850)	(909,981)	(1,537,534)
Total Assets	274,809	1,535,701	246,059	2,056,569
Capital Expenditure	$-	$-	$-	$-

Segment Information for the three months ended September 30, 2013	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$1,759,558	$967,636	$-	$2,727,194
Interest Expense	58,204	54,288	-	112,492
Depreciation and Amortization	750	43,636	12,500	56,886
Income (loss) before taxes	174,317	83,930	(152,486)	105,761
Total Assets	1,079,295	2,476,208	251,486	3,806,989
Capital Expenditure	$-	$-	$-	$-

Sales are derived principally from customers located within the United States.

No segment information has been provided for M Line Business Services, Inc. (ML Machinery Funding, Inc.) as the company was incorporated subsequent to September 30, 2014.

14.	Subsequent Events

•	On January 15, 2015, the effective date, the Company entered into a settlement agreement with TCA. Under the terms of the agreement, TCA will receive $100,000 as soon as all of the Company’s filings are current and will then receive $80,000 per month for 13 months and $60,000 in the 15th month. These payments will be accelerated at any time. In addition the balance of the note TCA will be paid through financing being obtained from an asset based lender. TCA will release their liens on the Company at that time.

•	Since October 1, 2014, the Company has raised funds through a 10% convertible note for $330,000 of which $257,000 has been funded. The note is convertible at the lower of $0.001 or 50% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date of conversion.

•	In October 2014, M Line Holdings, Inc. formed a wholly owned subsidiary, M Line Machinery Funding, Inc. This Company which has not traded to date, will be used for machinery finance and also for any other financial services provided by the Company to prospective customers. The name has been changed to M Line Business Services, Inc.

•	On October 14, 2014, the Company issued to one of its officers 10 million shares of blank check preferred stock (designated as Series B Preferred Stock) which are non-convertible, zero divided and zero interest and carry a voting power equivalent to 50% of the Company’s outstanding common and preferred stock.

•	On March 3, 2015, a total of 200,000,000 shares were issued to two officers in lieu of payroll.

•	In March 2015, the Company issued 57,118,182 shares in connection with the conversion of debt amounting to $6,283.

•	On April 1, 2015, the Company temporarily shut down the operations of Elite laying off all the staff. Management was dissatisfied with the manner in which the Company was being managed and decided to restart the business by the end of 2015 in a new location with new management.

•	On August 7, 2015, The Company entered into a short term loan in the amount of $10,720. This amount is due for repayment together with interest and fees of $1,780 on September 1, 2015. In the event it is not paid the amount may be coverted to stock at 125% of the original note amount and converted at the lower of $0.0002 or a 50% discount to market based on the lowest price for the 20 consecutive days prior to conversion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of M Line Holdings, Inc. (referred to herein as “us, “we” or the “Company”) for the three month period ended September 30, 2014 contains forward-looking statements, principally in this section and in the section herein titled “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be accomplished.

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

In October 2014, we formed our new subsidiary M Line Business Services, Inc. that is providing corporate services and advice to various corporate clients. The revenue for this first client was included in the June 2014 10-K however the true value of the income derived was not included as the payment received in public stock could not be valued as the Company was not listed at that time. We expect the true value to be included in the June 2015 10-K as the Company is expected to be listed during August, 2015

Machine Sales Group

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

In April 2015 we temporarily shut down operations of Elite. All the staff were laid off. We plan on restarting Elite shortly but certainly before the end of 2015 with a new management team and staff. The decision was made to stop the losses being incurred at Elite and we knew we needed new management.

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

The primary components sold by our Precision Manufacturing Group during the three month period ended September 30, 2014 and 2013 were parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft. Although the market for in-flight entertainment systems has improved and is expected to continue to improve over the next two to three years, business is still inconsistent, and this may affect our business over the next several months. In addition, if there is a decrease in work, this may have an impact with the Machine Sales Group, as many of our customers that purchase machines from us do business with airline manufacturers.

Critical Accounting Policies

Use of Estimates

Our preparation, discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which are in conformity with and have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. By their nature, these estimates made by management are, among others, realization of inventories, collectability of accounts receivable, litigation, impairment of goodwill and long-lived assets other than goodwill. We regularly evaluate our estimates and assumptions based on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from these estimates,our future results of operations may be affected.

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

Results of Operations for the Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013.

	For the three months ended September 30,	For the three months ended September 30,
	2014	2013	Change

Sales by segment:
Machine Sales	$730,227	$1,759,558	(1,029,331)
Precision Engineering	227,253	967,636	(740,383)
	957,480	2,727,194	(1,769,714)

Gross Profit by segment:
Machine Sales	(1,828)	527,269	(529,097)
Precision Engineering	(59,584)	481,845	(541,429)
	(61,412)	1,009,114	(1,070,526)

Gross Profit by segment: %
Machine Sales	(2.98)	52.25
Precision Engineering	(97.02)	47.75

Sales

Sales in the three month period ended September 30, 2014 decreased 64.89% compared to the three month period ended September 30, 2013.

The change is attributable to the decrease in sales in both the Machine Sales Group and Precision Manufacturing Group. Sales decreased by 58.50% in the Machine Sales Group and decreased by 76.51% in the Precision Manufacturing Group.

Our Machine Sales Group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that affect the price that equipment can be sold for. The average sale price of the 15 pieces of equipment sold in the three months ended September 30, 2014 was $47,033 compared to the comparable period in fiscal 2013 of 29 pieces of equipment sold at an average sale price of $56,738. In addition, service work for the three months ended September 30, 2014 was $23,658 compared to the comparable period in fiscal 2013 of $79,308.

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

The decrease in sales in the Precision Manufacturing Group is primarily the result of a net decrease of $564,558 in sales of precision metal component parts from Panasonic Avionics Corporation in the three months ended September 30, 2014.

Gross Margin

Gross profit decreased by 106.03% in fiscal period ended September 30, 2014 compared to the comparable period in fiscal 2013. The gross profit for the Machine Sales Group decreased by 100.35% due to a decrease in the volume of machines sold during this three month period. The decrease within the Precision Manufacturing Group of 112.37% resulted from higher costs of goods in relation to lower sales due primarily to the move of our business from the Tustin location to our new location in Anaheim. .

Selling, General & Administrative

Selling, general and administrative costs increased by $18,280 to $760,081 for the three month period ended September 30, 2014 compared to $778,361 for the three months ended September 30, 2013. The change is due primarily to moving costs in the Precision engineering division.

Interest Expense

Interst expense has decreased by $47,711 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The change is attributable to a reduction of the interest portion that relates to derivative liabilities.

Derivative Gain (Loss).

The derivative gain (loss) for the three month period ended September 30, 2014 was $(485,735) compared to that of the comparable period in 2013 amounting to $0.

Loss on Debt Extinguishment

The loss on debt extinguishment for the three month period ended September 30, 2014 was $(165,526) compared to $0 for the comparable period three months ended September 30, 2013. This expense is related to the conversion of the convertible notes and settlement of the corresponding derivative liabilities.

Liquidity and Capital Resources.

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including repayment of debt by the issue of common stock. As of September 30, 2014, our working capital (current assets less current liabilities) totaled ($7,002,166) compared to $(6,755,853) as of June 30, 2014, a decrease of $246,313.

The Company has an accumulated deficit of $21,010,797 as of September 30, 2014 and negative working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2014 we had $2,330,453 in debt outstanding under our Accounts Receivable and Inventory line of Credit with TCA Global Credit Master Fund, LP.

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

Cash Flows

The following table sets forth our cash flows for the three month period ended September 30, 2014 and 2013.

Provided by (used in)	2014	2013	Change

Operating activities	(341,488)	(61,793)	279,695
Investing activities	35,000	(12,500)	(47,500)
Financing activities	271,971	(91,328)	(363,299)
	(34,517)	(165,621)	(131,104)

Operating Activities

Operating cash flows during the three month period ended September 30, 2014 and 2013, respectively, reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the three month period ended September 30, 2014, non-cash expenses included in our net income and in operating activities totaled $831,888 compared to $131,505 in three month period ended September 30, 2013.

The increase (decrease) in operating assets and liabilities for the three month period ended September 30, 2014 and 2013 were $364,158 and $(299,059), respectively. During the three month period ended September 30, 2014, the increase was primarily attributable to an increase in accounts receivable, and accounts payable and accrued expenses..

Investing Activities

We made disposals and (capital expenditures) of $35,000 and $(12,500) during the three month period of the fiscal 2014 and 2013 period, respectively.

Financing Activities

Net cash provided by (used in) financing activities was $271,191 for the three month ended September 30, 2014, compared to $(91,328)for the three months ended September 30, 2013.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in this Item 4. The principal weakness is that we have limited staff due to the size of the Company. As a result the division of duties and responsibilities amongst staff and the lack of internal controls lead to the material weaknesses in these business areas.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during our nine month period ended March 31, 2014.

Litigation

The Company’s existing litigation proceedings are set forth below:

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

No provision has been made in the September 30 and June 30, 2014 financial statements with respect to this matter because the Company has assessed the litigation as having no merit and the likelihood of any liability pursuant to this litigation to be extremely low.

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

A provision has been made in the September 30 and June 30, 2014 financial statements with respect to this matter in the sum of $37,500.

3.   Donald Yu v. M Line Holdings, Inc., et al.; Case No. 30-2012-00574019-CU-BC-CJC

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

4.    Subramani Srinivasan, et al. v. M Line Holdings, Inc., et al.; Case No. 30-2014-00724484-CU-CO-CJC

This is a breach of contract, fraud, and related causes of action against Defendants Eran Engineering, Inc., Bart Webb, Precision Aerospace and Technologies, Inc. (erroneously sued as "Precision Aerospace Technologies, Inc."); M-Line Holdings, Inc.; Anthony Anish; Jitu Banker; Larry Consalvi; and Elite Machine Tools (collectively, "Defendants").

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

As of May 13, 2015, the defendants have made partial payments, and still owe plaintiff $25,500. Plaintiff provided notice of its intent to file the stipulated judgment on May 7, 2015, and commence collection efforts if payment of $10,000 is not paid prior thereto and those payments have been made. Since May, a payment of $1,500 has been made. The balance as of August 17, 2015 is $24,000.

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

The Company had made a provision in the sum of $210,000 in the financial statements as of September 30, and June 30, 2014 as no payments that were due under the settlement agreement have been made. Judgment was entered on June 16, 2011, and a Writ was issued on February 24, 2012.

7.    C. William Kircher Jr. v. M Line Holdings, Inc. Orange County Superior Court Case No. 00397576

A former attorney for M Line Holdings, Inc. has sued seeking damages for failure to pay legal fees in the amount of $120,166.

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock. The Company has issued the 150,000 shares of common stock and made two payments to date. The Company has a provision in the sum of $50,000 in the financial statements as of September 30, and June 30, 2014.

The Company currently is in default of its payment obligations under the settlement. Plaintiff currently is seeking to obtain a judgment as a result of the breach of the settlement agreement.

8.    Timothy D. Consalvi v. M Line Holdings, Inc. et.al., Orange County Superior Court Case No, 00308489.

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

A provision in the sum of $40,000 has been made in the financial statements as of September 30 and June 30, 2014.

To date there has been no further action on this case, and the Company plans to resolve this matter as soon as possible.

9.    All Direct Travel Services, Inc. v. Jitu Banker, M Line holdings, Inc., Airworks International, Inc., case number 30-2011-00472824-CL-CO-CJC

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

Plaintiff filed this case on July 1, 2014 in Broward County, Florida.

The complaint alleges that the Company owes the Plaintiff the amount due under the revolving note, and is claiming foreclosure of the collateral, breach of the credit agreement and a claim against the individuals under the validity agreement due to the non-payment.

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

The Company has accrued $2,330,453 in the financial statements that includes all interest and fees due to Plaintiff through September 30, and June 30, 2014.

11.   Global Vantage Ltd., a California Corporation vs Eran Engineering, Inc. Precision Aerospace and Technologies, Inc., M Line Holdings, Inc., Anthony Anish, Lawrence Consalvi and Kenneth Collini

Plaintiff filed this complaint on August 7, 2014 in Orange County, California.

The complaint alleges that the Company owes funds that are due for the lease of certain equipment or plaintiffs want repossession of the equipment.

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

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide the information required by this Item. However, we did include risk factors in our Annual Report on Form 10-K for the year ended June 30, 2014, as filed with the Commission on June 24, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 699,699,259,119 shares of the Company's common stock for conversion of debt and to our investor relations and other consultants in payment of services to the Company. These shares were free trading and restricted in accordance with Rule 144. The issuance was exempt registration pursuant to Section 4 (2) of the Securities Act of 1933 and these financial institutions are sophisticated investors and familiar with our operations.

Item 3. Defaults Upon Senior Securities.

There have been no events required to be reported under this Item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following Exhibits required by Item 601 of Regulation S-K to be filed herewith are either filed herewith or incorporated by reference to previously filed documents, as indicated.

Item No.	Description

3.1 (1)	Articles of Incorporation of M Line Holdings, Inc., a Nevada corporation, as amended

3.2 (5)	Certificate of Amendment of Articles of Incorporation

3.3 (1)	Bylaws of M Line Holdings, Inc., a Nevada corporation

3.3 (2)	Amended By Laws of M Line Holdings, inc. a Nevada Corporation

10.1 (1)	Asset Purchase Agreement with CNC Repos, Inc. and certain of its shareholders dated October 1, 2007

10.2 (1)	Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.3 (1)	Commercial Real Estate Lease dated November 15, 2007 for the office space located in Anaheim, CA

10.4 (1)	Employment Agreement with Timothy D. Consalvi dated February 1, 2007

10.5 (1)	Employment Agreement with Anthony L. Anish dated January 1, 2015

10.6 (2)	Employment Agreement with Jitendra Banker dated January 1, 2015

10.7 (1)	Settlement Agreement with TCA Global Credit Master Fund, LP

10.9 (1)	Fee Agreement with Steve Kasprisin dated April 30, 2008

10.10 (3)	Separation Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 26, 2008

10.11 (4)	Sales Agent Agreement by and between Gateway International Holdings, Inc., and Mr. Lawrence A. Consalvi dated September 30, 2008

10.12 (4)	Loan Agreements with Pacific Western Bank dated September 20, 2008

10.13 (5)	Assignment of Promissory Note and Consent Thereto by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated March 24, 2009

10.14 (5)	M Line Holdings, Inc. Demand Note for up to $500,000 dated March 25, 2009

10.15 (6)	Letter of Intent by and between M Line Holdings, Inc. and Money Line Capital, Inc. dated June 30, 2010

10.16 (8)	Securities Purchase Agreement and Convertible Promissory Note with Asher Enterprises, Inc. dated April 26, 2010

10.18 (8)	Commercial Real Estate Lease with SG&H Partners, L.P. for Anaheim Property dated July 1, 2015

10.19 (8)	Business Loan Agreement with Pacific Western Bank dated June 7, 2010

10.20 (8)	Loan and Security Agreement and Note with Utica Leaseco, LLC

10.21 (8)	Note and Stock Purchase Agreements with Spagus Capital Partners, LLC

10.19 (9)	Loan Agreements with TCA Global Master Credit Fund, LP

10.19(10)	Convertible note agreement with Gel Properties, LLC

10.20 (10)	Convertible Note agreement with LG Funding, LLC

10.21 (10)	Convertible Note agreements with Beaufort Capital, LLC

10.22 (10)	Convertible Note agreements with Union Capital, Inc.

10.23 (10)	Convertible Note agreements with Coventry Funding, Inc.

10.24 (10)	Convertible Note agreements with Iconic Holdings, Inc.

10.25 (10)	Convertible Note with Adar Bays, LLC

10.26 (10)	Convertible Note with JMJ Financial

10.23	Addendum No. 2 dated September 30, 2011 to Commercial Real Estate Lease dated February 15, 2007 for the office space located in Tustin, CA

10.24	Executive Employee Agreement with Barton Webb dated July 25, 2011

21 (7)	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of George Colin (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jitu Banker (filed herewith).

32.1	Section 1350 Certification of George Colin (filed herewith).

32.2	Section 1350 Certification of Jitu Banker (filed herewith).

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

M Line Holdings, Inc.

Dated: August 19, 2015		/s/ Bruce Barren
	By:	Bruce Barren
President, Chief Executive
Officer and a Director

Dated: August 19, 2015		/s/ Jitu Banker
	By:	Jitu Banker
Chief Financial Officer,
and a Director

-30-