Form 10-Q
period 2014-12-31
M LINE HOLDINGS INC
filed 2015-08-19
CIK 1072248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☑     No. ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 19, 2015, there were 1,199,555,785 shares of common stock, par value $.001, issued and outstanding.

M LINE HOLDINGS, INC.

PART 1—FINANCIAL INFORMATION

References in this document to “us,” “we” or the “Company” refer to M LINE HOLDINGS, INC. and our subsidiaries, E.M. Tool Company, Inc., Precision Aerospace & Technologies, Inc., formerly Eran Engineering, Inc., and M Line Business Services, Inc.

Item 1. Financial Statements.

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of December 31 2014	As of June 30 2014
Assets
Current assets:
Cash and cash equivalents	$60,460	$46,925

Accounts receivable, net	230,169	222,344

Inventory, net	1,752,862	1,430,682

	2,043,491	1,699,951

Property and equipment, net	258,178	402,476

Deposits and other	123,285	140,922
Total assets	$2,424,954	$2,243,349

Liabilities and Stockholders’ deficit

Current liabilities:

Bank overdraft	$307,318	149,699
Accounts payable	1,721,832	1,350,157

Accounts payable - related party	35,954	35,954

Accrued expenses and other	3,128,087	2,594,616

Litigation payable	287,500	287,500

Derivative Liability	965,003	634,769

Line of credit	2,694,703	2,330,453

Notes payable - current, net of debt discount of $310,291 and $317,977	814,048	1,018,755

Current portion of capital lease obligations	53,901	53,901

Total current liabilities	10,008,346	8,455,804

Notes payable - net of current portion	124,023	124,023

Capital Lease obligation, net of current portion	46,426	46,426

Total liabilities	10,178,795	8,626,253

Commitments and contingencies

Stockholders’ deficit:
Series A Preferential stock: $0.001 par value, 10,000,000 shares authorized, 200,000 and 200,000 shares issued and outstanding at December 31, 2014 and June 30, 2014 respectively	200	200

Series B Preferential stock: $0.001 par value, 10,000,000 shares authorized, 10,000,000 and 0, shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively.	10,000	—

Common stock: $0.001 par, 1,000,000,000 shares authorized, 942,437,603 and 243,178,484 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	942,437	243,178

Additional paid in capital	13,300,109	12,846,981

Accumulated deficit	(22,006,587)	(19,473,263)

Total stockholders’ deficit	(7,753,841)	(6,382,904)
Total liabilities and stockholders’ deficit	$2,424,954	$2,243,349

The accompanying notes form an integral part of these unaudited  consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013

Net sales	$1,504,304	$3,306,380	$2,461,784	$6,033,574

Cost of sales	1,481,115	2,394,345	2,430,381	4,112,425

Gross profit	23,189	912,035	31,403	1,921,149
Operating expenses:

Selling, general and administrative	499,607	372,690	1,329,313	1,151,051

Operating income (loss)	(476,418)	539,345	(1,297,910)	770,098
Other income (expense):

Interest expense	(353,935)	(220,350)	(418,716)	(345,342)
Loss on debt extinguishment	—	—	(165,526)	—

Derivative loss	(165,437)	(48,130)	(651,172)	(48,130)

Total other income (expenses)	(519,372)	(268,480)	(1,235,414)	(393,472)

Income (loss) before income tax	(995,790)	270,865	(2,533,324)	376,626

Income tax provision	—	(1,694)	—	(1,694)
Net income (loss)	$(995,790)	$269,171	$(2,533,324)	$374,932
Deemed dividend - Series B Preferred Stock	(225,500)	—	(225,500)	—
Net income (loss) available to common stockholders	$(1,221,290)	$269,171	$(2,758,824)	$374,932
Net income (loss) per share:
Basic and diluted :	$(0.00)	(0.01)	$0.00	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	942,437,603	83,972,797	737,919,242	78,632,746

The accompanying notes form an integral part of these unaudited consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(2,533,324)	$374,932
Reconciliation of net loss to net cash provided by operations:

Loss on disposition of assets	46,250	—

Bad debt expense	39,211	—

Depreciation	54,798	85,253

Amortization of debt discount and deferred financing fees	335,836	155,027

Loss on debt extinguishment	165,526	—

Issuance of shares for services	—	217,916

Change in derivative liabilities	651,172	48,130

Changes in operating assets and liabilities:

Accounts receivable	(47,036)	(356,402)

Inventory	(322,180)	(57,776)

Prepaid expenses and other assets	17,637	(2,477)

Due from related party	—	(28,652)

Accounts payable, accrued expenses and other	1,253,527	(393,838)

Net cash provided by (used in) operating activities	(338,583)	42,113

Cash flows from investing activities:

Proceeds from disposals of property and equipment	35,000	—

Net cash provided by investing activities	35,000	—

Cash flows from financing activities:

Net borrowings (repayments) on line of credit	50,000	(53,493)

Proceeds from notes payable	110,499	202,195

Bank overdraft	157,619	(48,092)

Payments to notes payable	(1,000)	(206,871)

Payments on capital leases	—	(31,441)

Net cash provided by (used in) financing activities	317,118	(137,702)

Net increase (decrease) in cash and cash equivalents	13,535	(95,589)

Cash and cash equivalents at beginning of period	46,925	182,305
Cash and cash equivalents at end of period	$60,460	$86,716

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$158,815
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Debt discount resulting from derivative liability	602,576	63,000
Return of property and equipment	8,250	—
Acquisition of property and equipment through line of credit	224,250	—
Interest added to principal	124,031	—
Shares issued for conversion of debt	347,773	—
Deemed dividend -Series B Preferred Stock	225,500	—

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

•      M Line Business Services, Inc., (M Line Business”) its wholly owned subsidiary, provides advice and support in raising new capital, management support in relation to financial control and management of the business, advice and support in relation to stock listing, reverse mergers, listing on various US and European exchanges, and sales and support specifically related to the aerospace industry.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of M Line Holdings, Inc. and its wholly owned subsidiaries Elite, Precision, and M Line Business . All intercompany accounts and transactions have been eliminated.

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

3. Going Concern and Management Plans

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $22,006,587 as of December 31, 2014 and negative working capital.

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

Inventories as of December 31 and June 30, 2014 consist of the following:

	December. 31, 2014	June 30, 2014
Finished goods and components	$959,610	$1,112,647
CNC machines held for sale	511,000	152,000
Work in progress	446,781	327,620
Raw materials and parts	11,392	14,336
	1,928,783	1,606,603
Less: Reserve for inventories	(175,921)	(175,921)
Inventories, net.	$1,752,862	$1,430,682

5.  Accrued Expenses

Accrued expenses and other as of December 31 and June 30, 2014 consist of the following:

	December 31, 2014	June 30, 2014
Compensation and related benefits	$2,209,233	$2,023,064
Audit Fees	50,000	46,000
Other	868,854	525,552
	$3,128,087	$2,594,616

6. Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of December 31, and June 30, 2014.

	December 31, 2014	June 30, 2014
2014	$53,901	$53,901
2015	46,426	46,426
Total minimum lease payments	100,327	100,327
Present value of future minimum lease payments	100,327	100,327
Less current portion of capital lease obligations	(53,901)	(53,901)
Capital lease obligations, net of current portion	$46,426	$46,426

7. Line of Credit

TCA Global Master Credit Fund LP (“TCA”):

The Company has an existing line of credit with TCA Global Credit Master Fund, LLC (“TCA”) in the amount of $10 million. As of December 31 and June 30, 2014, the Company has drawn $1,700,000 from the line of which $2,420,453 and $2,330,453 is outstanding as of December 31, 2014 and June 30, 2014. Amounts drawn from the line of credit are subject to interest and matured on October 31, 2013. The line was automatically renewed for a further six months and expired on April 30, 2014. There is no availability under the line of credit. The Company has entered into a settlement agreement with TCA and expects to repay the debt within 15 months. The line of credit with TCA is secured by the receivables and inventory and a second position on the equipment of Precision and the inventory and receivables of Elite together with a blanket lien over all of the Company’s assets. During the six months ended December 31, 2014, additional interest of $90,000 was added to the balance of the line of credit.

In October 2014, the Company also entered into a new line of credit with Eqfin, LLC in the amount of $300,000 to provide equipment finance for the purchase of equipment for our subsidiary, Elite. The line is subject to annual interest of 19% and matures on October 5, 2015. The Company has drawn $274,250 from the line which remains outstanding as of December 31, 2014. This line is secured by the equipment that is purchased by Elite.

8. Notes Payable

Notes payable as of December 31 and June 30 consist of :

	December 31, 2014	June 30, 2014
CONVERTIBLE NOTES (DERIVATIVE).

One unsecured 5% convertible notes payable to a financial institution due March 4, 2015. This note can be converted to common stock at 55% of the lowest closing price in the 20 trading days prior to conversion.	$130,200	$110,000

Two unsecured 8% convertible notes payable in the sum of $110,751 to a financial institution due February 12, 2015. These notes can be converted to common stock after 180 days from the date of issuance at 55% of the lowest closing price in the last 7 trading days prior to conversion.	40,804	50,000

An unsecured 12% convertible note payable to a financial institution due January 31, 2015. This note can be converted to common stock at 55% of the lowest closing price in the 5 trading days prior to conversion.	11,500	21,500

An unsecured 12% convertible note payable to a financial institution due February 12, 2016. This note can be converted to common stock at $0.0235 or 60% of the lowest closing price in the last 25 trading days prior to conversion.	40,710	50,631

Two unsecured convertible notes payable in the sum of $110,674 to a financial institution with $50,000 due on February 6, 2015 and $55,674 due on May 30, 2015. These notes can be converted to common stock after 180 days from the date of issuance at 55% of the lowest closing price in the last 7 to 10 trading days prior to conversion.	16,144	105,674

Two unsecured 8% convertible notes payable to a financial institution both due May 30, 2015. These notes can be converted to common stock after 180 days from the date of issuance at 55% of the lowest closing price in the last 10 trading days prior to conversion.	83,855	160,674

Four unsecured convertible notes with interest ranging from 8% to 12% payable to a financial institution with $50,000 due April 25, 2015, $75,000 due on December 25, 2014, $125,662 due October 3, 2014 and $37,500 due on February 18, 2015. These notes can be converted to common stock after maturity date at 40% - 55% of the lowest closing price in the last 10 to 20 trading days prior to conversion.	220,109	225,562

Three unsecured 8% convertible notes payable in the sum of $160,674 to a financial institution with $50,000 due on February 6, 2015 and $110,674 due on June 10, 2015. These notes can be converted to common stock after 180 days from the date of issuance at 50% - 55% of the lowest closing price in the last 7 to 15 trading days prior to conversion.	130,000	160,674

An unsecured 8% convertible note payable to a financial institution due on June 10, 2015. This note can be converted to common stock after 180 days from the date of issuance at 55% of the lowest closing price in the last 10 trading days prior to conversion.	50,000	50,000
	723,322	934,715
OTHER NOTES (NON-CONVERTIBLE).

Notes payable to a financial institution, secured by the underlying equipment in aggregate monthly installments of varying amounts, on a reducing balance method, with the balance due in October 2016.	$247,811	$247,811

Two unsecured notes payable in the sum of $150,000, each, to a financial institution in full in November 2011 and March 31, 2012. The Company is currently in default and has negotiated to pay the notes in monthly installments of $20,000 commencing November 2012.	75,459	75,459

An unsecured note payable to a corporation in weekday amounts of $700, increasing to $1,650, in September 2013 and ending in December 2013. This note is in default but a settlement reached with monthly payments being made will pay off the note by June 25, 2015. The note was not paid by June 25 and the Company is currently negotiating a new pay-off schedule.	40,300	40,300

An unsecured note payable to a corporation in weekday amounts of $691 each through December 2013. This note is in default but a settlement reached with monthly payments being made will pay off the note by October 2015.	56,120	57,120

An unsecured note payable to a corporation in weekday amounts of $841 each through February 2014. This note is in default.	105,350	105,350
	525,040	526,040
Total of convertible and other notes	1,248,362	1,460,755
Less Debt discount	(310,291)	(317,977)
TOTAL	938,071	1,142,778
Less Current Portion	814,048	1,018,755
Long Term Portion	$124,023	$124,023

2016	124,023	124,023
2017	—	—
2018	—	—
2019	—	—
Thereafter	—	—
	$124,023	$124,023

Owing to the variable conversion rates of convertible notes, the Company determined that the conversion feature met the definition of a liability under ASC 815-40. Consequently, the Company bifurcated the conversion feature and accounted for this as a derivative liability. See Note 11.

In connection with one of the notes issued during the six months ended December 31, 2014, the Company issued 15,625,000 warrants that have a term of 5 years and an exercise price of $0.0016 per share. The exercise price on these warrants, contain a reset provision in the event shares are sold by the Company at a price lower than the exercise price. Consequently, the warrants were accounted for as derivatives and the fair value of such warrants amounting to $28,125 was recognized as a debt discount and amortized over the term of the note.

During the six months ended December 31, 2014, the Company converted total debt of $347,773 for 699,259,119 common shares and recognized a loss on debt extinguishment related to the conversion of $1,089,040.

9. Commitments and Contingencies

Leases

The Company leased its manufacturing and office facilities under non-cancellable operating lease arrangements.

Rent expense under operating leases was $237,662 and $253,454 for the six months ended December 31, 2014 and 2013, respectively.

Litigation

Litigation payable as of December 31and June 30, 2014 consist of the following:

	December 31, 2014	June 30, 2014
An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly payments of $5,000.	$210,000	210,000

Unsecured notes payable to various parties in settlement of lawsuits payable in full.	77,500	77,500

TOTAL	$287,500	287,500

The Company’s existing litigation proceedings are set forth below:

1.	James M. Cassidy v. Gateway International Holdings, Inc., American Arbitration Association, Case No. 73-194-32755-08.

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

No provision has been made in the December 31 and June 30, 2014 financial statements with respect to this matter because the Company has assessed the litigation as having no merit and the likelihood of any liability pursuant to this litigation to be extremely low.

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

A provision has been made in the December 31 and June 30, 2014 financial statements with respect to this matter in the sum of $37,500.

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

As of May 13, 2015, the defendants have made partial payments, and still owe plaintiff $25,500. Plaintiff provided notice of its intent to file the stipulated judgment on May 7, 2015, and commence collection efforts if payment of $10,000 is not paid prior thereto and those payments have been made. Since May, the Company has paid $1,500. The balance as of August 17, 2015 is $24,000

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

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock. The Company has issued the 150,000 shares of common stock and made two payments to date. The Company has a provision in the sum of $50,000 in the financial statements as of December 31, and June 30, 2014.

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

A provision in the sum of $40,000 has been made in the financial statements as of December 31 and June 30, 2014.

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

The Company has accrued $2,420,453 and $2,330,453 in the financial statements that includes all interest and fees due to Plaintiff through December 31, and June 30, 2014, respectively.

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

10. Shareholders’ Equity

During the six months ended December 31, 2014, the Company issued the following shares of common stock:

•	699,259,119 common shares were issued to financial institutions in connection with the conversion of debt and accrued interest totaling to $347,773.

•	On October 14, 2014, the Board agreed to issue 10,000,000 blank check preferred stock to Anthony Anish, the COO of the Company. These shares carry no par value and are designated as the Company’s Series B preferred stock having only the following rights; The Series B stock shall be non-convertible, zero dividend, zero interest and carrying a voting power of the combined voting power of 50% of the Company’s common and preferred stock while outstanding. The fair value of these shares amounting to $225,500 was recorded as a deemed dividend during the six months ended December 31, 2014.

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

The following table presents the derivative financial instrument. The Company’s only financial liability is measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level of hierarchy as of December 31, 2014:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$965,003	$—	$—	$965,003
Total	$965,003	$—	$—	$965,003

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at June 30, 2014	$634,769
Fair value of warrant derivative liabilities at issuance, recorded as debt discount	602,576
Settlement of derivative liabilities to gain on debt extinguishment.	(923,514)
Unrealized derivative loss resulting from marked to market fair values included in other expense	651,172
Balance at December 31, 2014	$965,003

The fair value of the derivative liability is calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instrument valued using the Black Scholes option pricing model:

	At Issuance	December 31, 2014
Market value of stock on measurement date	$0.0012 - 0.0018	$0.0002
Risk-free interest rate	0.05 – 1.58%	0.03 – 1.65%
Dividend yield	0%	0%
Volatility factor	241 - 417%	286 -402%
Term	0.51 - 5 years	0.10 – 4.63 years

12. Related Party Transactions

As of December 31, 2014, the amount due from related party was $0 compared to $0 as at June 30, 2014. The amount due to an officer of the Company as at December 31, 2014 and June 30, 2014 was $35,594, This amount is for expenses of the Company paid personally by the Officer on behalf of the Company.

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

Segment information is as follows for the three months and six months ended December 31, 2014 and 2013:

Segment Information for the three months ended December 31, 2014	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$1,172,882	$331,422	$—	$1,504,304
Interest Expense	40,500	45,000	268,435	353,935
Depreciation and Amortization	—	25,599	—	25,599
Income (loss) before taxes	(169,182)	(180,696)	(645,912)	(995,790)
Total Assets	642,218	1,726,093	56,643	2,424,954
Capital Expenditure	$—	$—	$—	$—

Segment Information for the three months ended December 31, 2013	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$2,447,201	$859,179	$—	$3,306,380
Interest Expense	40,306	60,528	119,516	220,350
Depreciation and Amortization	750	40,118	—	40,868
Income (loss) before taxes	34,199	474,097	(300,431)	207,865
Total Assets	1,076,182	2,746,680	19,176	3,842,038
Capital Expenditure	$—	$—	$—	$—

Segment Information for the six months ended December 31, 2014	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$1,903,109	$558,675	$—	$2,461,784
Interest Expense	72,000	90,000	256,716	418,716
Depreciation and Amortization	—	54,798	—	54,798
Income (loss) before taxes	(486,884)	(490,549)	(1,555,891)	(2,533,324)
Total Assets	642,218	1,726,093	56,643	2,424,954
Capital Expenditure	$—	$—	$—	$—

Segment Information for the six months ended December 31, 2013	Machine Sales	Precision Manufacturing	Corporate	Total
Revenue	$4,206,759	$1,826,815	$—	$6,033,574
Interest Expense	98,511	114,815	132,016	345,342
Depreciation and Amortization	1,500	83,753	—	85,253
Income (loss) before taxes	208,649	557,894	(389,917)	376,626
Total Assets	1,076,182	2,746,680	19,176	3,842,038
Capital Expenditure	$—	$—	$—	$—

Sales are derived principally from customers located within the United States.

No segment information has been provided for M Line Business Services, Inc. as the Company had not started trading prior to December 31, 2014

14. Subsequent Events

•	On January 15, 2015, the effective date, the Company entered into a settlement agreement with TCA. Under the terms of the agreement, TCA will receive $100,000 as soon as all of the Company’s filings are current and will then receive $80,000 per month for 13 months and $60,000 in the 15th month. These payments will be accelerated at any time. In addition the balance of the note TCA will be paid through financing being obtained from an asset based lender. TCA will release their liens on the Company at that time.

•	On March 3, 2015, a total of 200,000,000 shares were issued to two officers in lieu of payroll.

•	In March 2015, the Company issued 57,118,182 shares in connection with the conversion of debt amounting to $6,283.

•	On April 1, 2015, the Company temporarily shut down the operations of Elite laying off all the staff. Management was dissatisfied with the manner in which the Company was being managed and decided to restart the business by the end of 2015 in a new location with new management.

•	On August 7, 2015, the Company entered into a short term loan in the amount of $10,720. This amount is due for repayment together with interest and fees of $1,780 on September 1, 2015. In the event it is not paid the amount may be coverted to stock at 125% of the original note amount and converted at the lower of $0.0002 or a 50% discount to market based on the the lowest price for the 20 consecutive days prior to conversion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of M Line Holdings, Inc. (referred to herein as “us, “we” or the “Company”) for the six month period ended December 31, 2014 contains forward-looking statements, principally in this section and in the section herein titled “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be accomplished.

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

Overview

We currently conduct all of our operations through three of our wholly-owned subsidiaries: E..M. Tool Company, Inc. dba Elite Machine Tool Company (“Elite”), Precision Aerospace & Technologies, Inc. (“Precision”), (formerly Eran Engineering, Inc.) and M Line Business Services, Inc. Through Elite we refurbish and sell pre-owned CNC (computer numerically controlled) machine tool equipment and service and rebuild CNC equipment for customers and Precision is a customer focused, industry leading aircraft and medical precision metal component manufacturer offering low cost build-to-print and assembly services for production and spare parts, with design, development and sustaining engineering support services for it’s customers.

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

Our business services subsidiary provides advice and support in raising new capital, management support in relation to financial control and management of the business, advice and support in relation to stock listing, reverse mergers, listing on various US and European exchanges, and sales and support specifically relating to the aerospace industry.

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

Business Services Group

The business services group is composed of M line Business Services, Inc., a wholly owned subsidiary. M Line Business provides advice and support in raising new capital, management support in relation to financial control and management of the business, advice and support in relation to stock listing, reverse mergers, listing on various US and European exchanges, and sales and support specifically related to the aerospace industry.

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

The primary components sold by our Precision Manufacturing Group during the six month period ended December 31, 2014 and 2013 were parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft. Although the market for in-flight entertainment systems has improved and is expected to continue to improve over the next two to three years, business is still inconsistent, and this may affect our business over the next several months. In addition, if there is a decrease in work, this may have an impact with the Machine Sales Group, as many of our customers that purchase machines from us do business with airline manufacturers.

The economy could have a serious effect on the business that is being entertained by M Line Business Services. Currently we are negotiating prospective contracts with a number of potential clients. However an economic downturn could impact the growth of the business.

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

Results of Operations for the Three Months Ended December 31, 2014 compared to the Three Months Ended December 31, 2013.

	For the three months ended December 31, 2014	For the three months ended December 31, 2013	Change

Sales by segment:
Machine Sales	$1,172,882	$2,447,201	(1,274,319)
Precision Engineering	331,422	859,179	(527,757)
	1,504,304	3,306,380	(1,802,076)

Gross Profit by segment:
Machine Sales	154,790	399,314	(244,524)
Precision Engineering	(131,601)	512,721	(644,322)
	23,189	912,035	(882,092)

Gross Profit by segment: %
Machine Sales	667.51	43.78
Precision Engineering	(567.51)	56.22

Sales

Sales in the three month period ended December 31, 2014 decreased 54.50% compared to the three month period ended December 31, 2013.

The change is attributable to a decrease in sales in the Machine Sales and Precision Engineering Group. Sales decreased by 52.07% in the Machine Sales Group and by 61.43% in the Precision Manufacturing Group.

Our Machine Sales Group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that affect the price that equipment can be sold for. The average sale price of the 19 pieces of equipment sold in the three months ended December 31, 2014 was $55,184 compared to the comparable period in fiscal 2013 of 47 pieces of equipment sold at an average sale price of $46,383. In addition, service work for the three months ended December 31, 2014 was $30,422 compared to the comparable period in fiscal 2013 of $144,765.

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

The decrease in sales in the Precision Manufacturing Group is primarily the result of a net decrease of $608,048 in sales of precision metal component parts from Panasonic Avionics Corporation in the three months ended December 31, 2014.

Gross Margin

Gross profit decreased by 96.72% in fiscal period ended December 31, 2014 compared to the comparable period in fiscal 2013. The gross profit for the Machine Sales Group decreased by 61.23% due to a decrease in the volume of machines sold and a reduction in service work during this three month period. The decrease within the Precision Manufacturing Group of 125.67% resulted from higher costs of goods and higher salaries in relation to lower sales due primarily to the move of our business from the Tustin location to our new location in Anaheim. .

Selling, General and Administrative

Selling, general and administrative costs increased by $126,917 to $499,607 for the three month period ended December 31, 2014, compared to $372,690 for the three month period December 31, 2013. The change is primarily due to higher administrative salaries in the Precision Engineering division as the company tried to get back to full production.

Interest Expense

Interest expense increased by $133,585 for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The change is attributable to higher interest costs expensed for our Notes payable in the current period.

Derivative Gain (Loss).

The derivative gain (loss) for the three month period ended December 31, 2014 was $(165,437) compared to that of the comparable period in 2013 amounting to $(48,130).

The derivative cost for the three month period ended December 31, 2014 was $165,437 compared to $48,130 for the three month period ended December 31, 2013. The derivative costs are computed on convertible promissory notes with the ability to convert to shares at a discount from market price. Until the loans are repaid a charge is included on our financial statements that reflected the possible derivative liability that could result if the loan was converted to shares in the Company. The derivative liability was calculated using the Black Sholes method.

Results of Operations for the Six Months Ended December 31, 2014 compared to the Six Months Ended December 31, 2013.

	For the six months ended December 31, 2014	For the six months ended December 31, 2013	Change

Sales by segment:
Machine Sales	$1,903,109	$4,206,759	(2,303,650)
Precision Engineering	558,675	1,826,815	(1,268,140)
	2,461,784	6,033,574	(3,571,790)

Gross Profit by segment:
Machine Sales	152,962	926,583	(773,621)
Precision Engineering	(121,559)	994,566	(1,116,125)
	31,403	1,921,149	(1,889,746)

Gross Profit by segment: %
Machine Sales	487.09	48.23
Precision Engineering	(387.09)	51.77

Sales

Sales in the six month period ended December 31, 2014 decreased 59.20% compared to the six month period ended December 31, 2013.

The change is attributable to decreases in sales in the Machine Sales and the Precision Engineering Groups. Sales decreased by 54.76% in the Machine Sales Group and by 69.42% in the Precision Manufacturing Group.

Our Machine Sales Group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that affect the price that equipment can be sold for. The average sale price of the 34 pieces of equipment sold in the six month ended December 31, 2014 was $51,382 compared to the comparable period in fiscal 2013 of 75 pieces of equipment sold at an average sale price of $50,885. In addition, service work for the six month ended December 31, 2014 was $54,080 compared to the comparable period in fiscal 2013 of $224,074.

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

The decrease in sales in the Precision Manufacturing Group is primarily the result of a net decrease of $1,172,605 in sales of precision metal component parts from Panasonic Avionics Corporation in the six months ended December 31, 2014.

Gross Margin

Gross profit decreased by 98.37% in fiscal period ended December 31, 2014 compared to the comparable period in fiscal 2013. The gross profit for the Machine Sales Group decreased by 83.49% due to a decrease in the volume of machines sold and a reduction in service work during this six month period. The decrease within the Precision Manufacturing Group of 112.22% resulted from higher costs of goods and higher salaries in relation to lower sales due primarily to the move of our business from the Tustin location to our new location in Anaheim. .

Selling, General & Administrative

Selling, general and administrative costs increased by $178,262 to $1,329,313 for the six month period ended December 31, 2014 compared to $1,151,051 for the six months ended December 31, 2013. The change is due primarily to officer’s salaries for the parent company which were not expensed as they were waived during the prior period and higher administrative salaries in the Precision Engineering division as the Company tried to get back to full production

Interest Expense

Interest expense increased by $73,374 for the six months ended December 31, 2014 compared to the six months ended December 31, 2013. The change is attributable to higher interest costs expensed for our Notes Payable for the current period.

Loss on debt extinguishment of convertible debt

Loss on debt extinguishment increased by $165,526 for the six months ended December 31, 2014 compared to the six months ended December 31, 2013. The change is primarily from the conversion of the convertible notes and settlement of the corresponding derivative liabilities.

Derivative Gain (Loss).

The derivative gain (loss) for the six month period ended December 31, 2014 was $(651,172) compared to that of the comparable period in 2013 amounting to $(48,130).

The $651,172 cost in derivative liability arises as a result of convertible loans from various financial institutions in fiscal 2014 compared to $48,130 in the fiscal 2013 period.

These loans were loans with the ability to convert to shares at a discount from market price. Until the loans are repaid a charge is included on our financial statements that reflected the possible derivative liability that could result if the loans were converted to shares in the Company. The derivative liability was calculated using the Black Sholes method.

Liquidity and Capital Resources.

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including repayment of debt by the issue of common stock. As of December 31, 2014, our working capital (current assets less current liabilities) totaled ($7,964,855) compared to $(6,755,853) as of June 30, 2014, a decrease of $1,209,002.

The Company has an accumulated deficit of $22,006,587 as of December 31, 2014 and negative working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2014 we had $2,420,453 in debt outstanding under our Accounts Receivable and Inventory line of Credit with TCA Global Credit Master Fund, LP and an equipment financing line of credit with Eqfin, LLC in the sum of $274,250.

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

Cash Flows

Provided by (used in)	2014	2013	Change

Operating activities	(338,583)	42,113	380,696
Investing activities	35,000	—	(35,000)
Financing activities	317,118	(137,702)	(454,820)
	13,537	(95,589)	(109,126)

Operating Activities

Operating cash flows during the six month period ended December 31, 2014 and 2013, respectively, reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the six month period ended December 31, 2014, non-cash expenses included in our net income and in operating activities totaled $1,292,793 compared to $506,326 in six month period ended December 31, 2013.

The increase (decrease) in operating assets and liabilities for the six month period ended December 31, 2014 and 2013 were $901,948 and $(839,145), respectively. During the six month period ended December 31, 2014, the increase was primarily attributable to an increase in accounts receivable, inventory and accounts payable and accrued expenses.

Investing Activities

We made disposals and (capital expenditures) of $35,000 and $0 during the six month period of the fiscal 2014 and 2013 period, respectively.

Financing Activities

Net cash provided by (used in) financing activities was $317,118 for the six months ended December 31, 2014, compared to $(137,702) for the six months ended December 31, 2013.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in this Item

The principal weakness is that we have limited staff due to the size of the Company. As a result the division of duties and responsibilities amongst staff and the lack of internal controls lead to material weaknesses in these business areas.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during our nine month period ended December 31, 2014.

Litigations

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

A provision has been made in the December 31 and June 30, 2014 financial statements with respect to this matter in the sum of $37,500.

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

4.	Subramani Srinivasan, et al. v. M Line Holdings, Inc., et al.; Case No. 30-2014-00724484-CU- CO- CJC

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

5.	Can Capital Asset Servicing, Inc. v. E.M. Tool Company, Inc., et al.; Case No. 30-2014-00727606-CU-CL-CJC

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

As of May 13, 2015, the defendants have made partial payments, and still owe plaintiff $25,500. Plaintiff provided notice of its intent to file the stipulated judgment on May 7, 2015, and commence collection efforts if payment of $10,000 is not paid prior thereto and those payments have been made. Since May, the Company has paid $1,500. The balance as of August 17, 2015 is $24,000.

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

The Company had made a provision in the sum of $210,000 in the financial statements as of December 31, and June 30, 2014 as no payments that were due under the settlement agreement have been made. Judgment was entered on June 16, 2011, and a Writ was issued on February 24, 2012.

7.	C. William Kircher Jr. v. M Line Holdings, Inc. Orange County Superior Court Case No. 00397576

A former attorney for M Line Holdings, Inc. has sued seeking damages for failure to pay legal fees in the amount of $120,166.

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock. The Company has issued the 150,000 shares of common stock and made two payments to date. The Company has a provision in the sum of $50,000 in the financial statements as of December 31, and June 30, 2014.

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

A provision in the sum of $40,000 has been made in the financial statements as of December 31 and June 30, 2014.

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

The Company has accrued $2,420,453 and $2,330,453 in the financial statements that includes all interest and fees due to Plaintiff through December 31, and June 30, 2014, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 699,699,259,119 shares of the Company’s common stock for conversion of debt and to our investor relations and other consultants in payment of services to the Company. These shares were free trading and restricted in accordance with Rule 144. The issuance was exempt registration pursuant to Section 4 (2) of the Securities Act of 1933 and these financial institutions are sophisticated investors and familiar with our operations.

Item 3. Defaults Upon Senior Securities.

There have been no events required to be reported under this Item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following Exhibits required by Item 601 of Regulation S-K to be filed herewith are either filed herewith or incorporated by reference to previously filed documents, as indicated.

(1)

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