Form 10-Q
period 2015-03-31
M LINE HOLDINGS INC
filed 2015-08-19
CIK 1072248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☑     No ☐.

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

Item 1. Financial Statements.

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

Assets
	As of March 31	As of June 30
	2015	2014

Current assets:
Cash and cash equivalents	$2,885	$46,925

Accounts receivable, net	377,841	222,344

Inventory, net	1,250,028	1,430,682

	1,630,754	1,699,951

Property and equipment, net	390,564	402,476

Deposits and other	92,643	140,922
Total assets	$2,113,961	$2,243,349

Liabilities and Stockholders’ deficit

Current liabilities:

Bank overdraft	$348,115	149,699
Accounts payable	1,508,472	1,350,157

Accounts payable - related party	35,954	35,954

Accrued expenses and other	2,900,554	2,594,616

Litigation payable	287,500	287,500

Derivative liability	1,920,542	634,769

Line of credit	2,784,703	2,330,453

Notes payable - current, net of debt discount of $132,863 and $317,977	1,011,105	1,018,755

Current portion of capital lease obligations	53,901	53,901

Total current liabilities	10,850,846	8,455,804

Notes payable - net of current portion	73,786	124,023

Capital lease obligation, net of current portion	46,426	46,426

Total liabilities	10,971,058	8,626,253

Commitments and contingencies	—	—

Stockholders’ deficit:

Series A Preferential stock: $0.001 par value, 10,000,000 shares authorized, 200,000 and 200,000 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	200	200

Series B Preferential stock: $0.001 par value, 10,000,000 shares authorized, 10,000,000 and 0 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	10,000	—

Common stock: $0.001 par, 2,500,000,000 shares authorized, 1,199,555,785 and 243,178,484 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	1,199,555	243,178

Additional paid in capital	13,174,398	12,846,981

Accumulated deficit	(23,241,250)	(19,473,263)

Total stockholders’ deficit	(8,857,097)	(6,382,904)
Total liabilities and stockholders’ deficit	$2,113,961	$2,243,349

The accompanying notes form an integral part of these unaudited consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014

Net sales	$1,505,615	$2,419,511	$3,967,399	$8,453,085

Cost of sales	1,276,939	1,459,876	3,707,320	5,572,301

Gross profit	228,676	959,635	260,079	2,880,784

Operating expenses:
Selling, general and administrative	169,288	724,055	1,498,601	1,875,106

Operating income (loss)	59,388	235,580	(1,238,522)	1,005,678

Other income (expense):
Interest expense	(328,388)	(557,325)	(747,104)	(902,667)
Gain (loss) on debt extinguishment	6,283	—	(159,243)	—
Derivate loss	(971,946)	(651,968)	(1,623,118)	(700,098)
Total other income (expenses)	(1,294,051)	(1,209,293)	(2,529,465)	(1,602,765)

Loss before income tax	(1,234,663)	(973,713)	(3,767,987)	(597,087)

Income tax provision	—		—	(1,694)
Net loss	(1,234,663)	(973,713)	(3,767,987)	(597,781

Deemed dividend – Series B Preferred stock	—	—	(225,500)	—
Net loss available to common stockholders	$(1,234,663)	$(973,713)	$(3,993,487)	$(598,781)

Net loss per share Basic and diluted:	$(0.00)	(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	1,015,448,815	104,796,533	829,078,591	87,226,691

The accompanying notes form an integral part of these unaudited consolidated financial statements

M LINE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,767,987)	$(598,781)
Reconciliation of net loss to net cash provided by operations:
Loss on disposal of assets	9,250	—
Bad debt expense	69,954	—
Depreciation	79,412	125,247
Amortization of debt discount and deferred financing costs	548,264	592,809
Issuance of shares for services	80,000	217,916
Loss on extinguishment of debt	159,243	—
Change in derivative liabilities	1,623,118	700,098
Changes in operating assets and liabilities:
Accounts receivable	(314,808)	(1,054,488)
Inventory	180,654	(98,683)
Prepaid expenses and other assets	17,636	(2,477)
Due from related party	—	(80,421)
Accounts payable, accrued expenses and other	914,334	(85,566)

Net cash used in operating activities	(400,930)	(284,346)

Cash flows from investing activities:
Acquisition of property and equipment	—	(8,000)
Proceeds from disposition of assets	35,000	—

Net cash provided by (used in) investing activities	35,000	(8,000)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	50,000	(61,511)
Proceeds from notes payable	110,499	643,695
Bank overdraft	198,416	(5,176)
Payments to notes payable	(37,025)	(239,394)
Payments on capital leases	—	(40,425)

Net cash provided by financing activities	321,890	297,189

Net increase (decrease) in cash and cash equivalents	(44,040)	4,843

Cash and cash equivalents at beginning of period	46,925	182,305
Cash and cash equivalents at end of period	$2,885	$187,148

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$211,560
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Receivable from sale of property and equipment	157,000	—
Return of property and equipment	8,250	—
Acquisition of property and equipment through line of credit	224,250	—
Debt discount resulting from derivative liability	637,576	544,400
Interest added to principal	225,731	—
Shares issued for conversion of debt	354,056	248,761
Subscription receivable	—	27,200
Deemed dividend – Series B Preferred stock	225,500	—

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

•       M Line Business Services, Inc., its wholly owned subsidiary, provides advice and support in raising new capital, management support in relation to financial control and management of the business, advice and support in relation to stock listing, reverse mergers, listing on various US and European exchanges, and sales and support specifically in relation to the aerospace industry.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of M Line Holdings, Inc. and its wholly owned subsidiaries Elite, Precision, and M Line Business Services. All intercompany accounts and transactions have been eliminated.

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

3. Going Concern and Management Plans

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $23,241,250 as of March 31, 2015 and negative working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories as of March 31, 2015 and June 30, 2014 consist of the following:

	March 31, 2015	June 30, 2014
Finished goods and components	$1,163,257	$1,112,647
CNC machines held for sale	—	152,000
Work in progress	241,942	327,620
Raw materials and parts	20,750	14,336
	1,425,949	1,606,603
Less: Reserve for inventories	(175,921)	(175,921)
Inventories, net.	$1,250,028	$1,430,682

5. Accrued Expenses

Accrued expenses and other as of March 31, 2015 and June 30, 2014 consist of the following:

	March 31, 2015	June 30, 2014
Compensation and related benefits	$2,236,908	$2,023,064
Audit fees	50,000	46,000
Other	613,646	525,552
	$2,900,554	$2,594,616

6. Capital Leases

The Company leases certain equipment under capital leases with terms ranging from four to five years. Future annual minimum lease payments are as follows as of March 31, 2015 and June 30, 2014.

	March 31, 2015	June 30, 2014
2014	$53,901	$53,901
2015	46,426	46,426
Total minimum lease payments	100,327	100,327
Present value of future minimum lease payments	100,327	100,327
Less current portion of capital lease obligations	(53,901)	(53,901)
Capital lease obligations, net of current portion	$46,426	$46,426

7. Line of Credit

TCA Global Master Credit Fund LP (“TCA”):

The Company has an existing line of credit with TCA Global Credit Master Fund, LLC (“TCA”) in the amount of $10 million. As of March 31, 2015 and June 30, 2014, the Company has drawn $1,700,000 from the line of which $2,510,453 and $2,330,453 is outstanding as of March 31, 2015 and June 30, 2014. Amounts drawn from the line of credit are subject to interest and matured on October 31, 2013. The line was automatically renewed for a further six months and expired on April 30, 2014. There is no availability under the line of credit. The Company has entered into a settlement agreement with TCA and expects to repay the debt within 15 months. The line of credit with TCA is secured by the receivables and inventory and a second position on the equipment of Precision and the inventory and receivables of Elite together with a blanket lien over all of the Company’s assets. During the nine months ended March 31, 2015, additional interest of 180,000 was added to the balance of the line of credit.

In October 2014, the Company has entered into a new line of credit with Eqfin, LLC in the amount of $300,000 to provide equipment finance for the purchase of equipment for our subsidiary, Elite. The line is subject to annual interest of 19% and matures on October 5, 2015. The Company has drawn $274,250 from the line which remains outstanding as of March 31, 2015. The line is secured by the equipment that is purchased by Elite.

8. Notes Payable

Notes payable as of March 31, 2015 and June 30, 2014 consist of :

	March 31, 2015	June 30, 2014
CONVERTIBLE NOTES (DERIVATIVE).

One unsecured 5% convertible notes payable to a financial institution due March 4, 2015. This note can be converted to common stock at 55% of the lowest closing price in the 20 trading days prior to conversion.	170,617	110,000

Two unsecured 8% convertible notes payable in the sum of $110,751 to a financial institution due February 12, 2015. These notes can be converted to common stock after 180 days from the date of issuance at 55% of the lowest closing price in the last 7 trading days prior to conversion.	40,804	50,000

An unsecured 12% convertible note payable to a financial institution due January 31, 2015. This note can be converted to common stock at 55% of the lowest closing price in the 5 trading days prior to conversion.	11,500	21,500

An unsecured 12% convertible note payable to a financial institution due February 12, 2016. This note can be converted to common stock at $0.0235 or 60% of the lowest closing price in the last 25 trading days prior to conversion.	40,710	50,631

Two unsecured convertible notes payable in the sum of $110,674 to a financial institution with $50,000 due on February 6, 2015 and $55,674 due on May 30, 2015. These notes can be converted to common stock after 180 days from the date of issuance at 55% of the lowest closing price in the last 7 to 10 trading days prior to conversion.	16,144	105,674

Two unsecured 8% convertible notes payable to a financial institution both due May 30, 2015. These notes can be converted to common stock after 180 days from the date of issuance at 55% of the lowest closing price in the last 10 trading days prior to conversion.	130,000	160,674

Four unsecured convertible notes with interest ranging from 8% to 12% payable to a financial institution with $50,000 due April 25, 2015, $75,000 due on December 25, 2014, $125,662 due October 3, 2014 and $37,500 due on February 18, 2015. These notes can be converted to common stock after maturity date at 40% - 55% of the lowest closing price in the last 10 to 20 trading days prior to conversion.	220,109	225,562

Three unsecured 8% convertible notes payable in the sum of $160,674 to a financial institution with $50,000 due on February 6, 2015 and $110,674 due on June 10, 2015. These notes can be converted to common stock after 180 days from the date of issuance at 50% - 55% of the lowest closing price in the last 7 to 15 trading days prior to conversion.	83,855	160,674

An unsecured 8% convertible note payable to a financial institution due on June 10, 2015. This note can be converted to common stock after 180 days from the date of issuance at 55% of the lowest closing price in the last 10 trading days prior to conversion.	50,000	50,000
	763,739	934,715
OTHER NOTES (NON-CONVERTIBLE).
Notes payable to a financial institution, secured by the underlying equipment in aggregate monthly installments of varying amounts, on a reducing balance method, with the balance due in October 2016.	$197,811	$247,811

Two unsecured notes payable in the sum of $150,000, each, to a financial institution in full in November 2011 and March 31, 2012. The Company is currently in default and has negotiated to pay the notes in monthly installments of $20,000 commencing November 2012.	75,459	75,459

An unsecured note payable to a corporation in weekday amounts of $700, increasing to $1,650, in September 2013 and ending in December 2013. This note is in default but a settlement reached with monthly payments being made will pay off the note by June 25, 2015. The note was not paid by June 25 and the Company is currently negotiating a new pay-off schedule.	40,300	40,300

An unsecured note payable to a corporation in weekday amounts of $691 each through December 2013. This note is in default but a settlement reached with monthly payments being made will pay off the note by October 2015.	35,095	57,120

An unsecured note payable to a corporation in weekday amounts of $841 each through February 2014. This note is in default.	105,350	105,350
	454,015	526,040
Total of convertible and other notes	1,217,754	1,460,755
Less Debt discount	(132,863)	(317,977)
TOTAL	1,084,891	1,142,778
Less Current Portion	1,011,105	1,018,755
Long Term Portion	$73,786	$124,023

2016	73,786	124,023
2017	—	—
2018	—	—
2019	—	—
Thereafter	—	—
	$73,786	$124,023

Owing to the variable conversion rates on the convertible notes, the Company determined that the conversion feature met the definition of a liability under ASC 815-40. Consequently, the Company bifurcated the conversion feature and accounted for this as a derivative liability. See Note 11.

In connection with one of the notes issued during the nine months ended March 31, 2015, the Company issued 15,625,000 warrants that have a term of 5 years and an exercise price of $0.0016 per share. The exercise price on these warrants contain a reset provision in the event shares are sold by the Company at a price lower than the exercise price. Consequently, the warrants were accounted for as derivatives and the fair value of such warrants amounting to $28,125 was recognized as a debt discount and amortized over the term of the note.

During the nine months ended March 31, 2015, the Company converted total debt of $354,056 for 756,377,301 common shares and recognized a loss on debt extinguishment related to the conversion of the notes of $1,134,164.

9. Commitments and Contingencies

Leases

The Company leased its manufacturing and office facilities under non-cancellable operating lease arrangements.

Rent expense under operating leases was $340,704 and $375,887 for the nine months ended March 31, 2015 and 2014, respectively.

 Litigations

Litigation payable as of March 31, 2015 and June 30, 2014 consist of the following:

	March 31, 2015	June 30, 2014

An unsecured note payable to a corporation in settlement of a lawsuit payable in 12 monthly payments of $5,000.	$210,000	210,000

Unsecured notes payable to various parties in settlement of lawsuits payable in full.	77,500	77,500

TOTAL	$287,500	287,500

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

No provision has been made in the March 31, 2015, and June 30, 2014 financial statements with respect to this matter because the Company has assessed the litigation as having no merit and the likelihood of any liability pursuant to this litigation to be extremely low.

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

A provision has been made in the March 31, 2015 and June 30, 2014 financial statements with respect to this matter in the sum of $37,500.

3.       Donald Yu v. M Line Holdings, Inc., et al.; Case No. 30-2012-00574019-CU-BC-CJC

This is an employment dispute asserted by a former employee against M Line Holdings and two corporate insiders, Jitu Banker and Anthony Anish, in their respective individual capacities. The action was filed in Orange County Superior Court on June 4, 2012. The parties entered into a settlement agreement and stipulation for judgment against M Line Holdings, only, on about May 12, 2013. Pursuant to the terms and conditions of the settlement agreement, M Line agreed to pay $21,450 in three (3) equal installments. M Line Holdings failed to make payment on a timely basis, and plaintiff filed a stipulated judgment against M Line Holdings on June 12, 2013. Plaintiff also filed default judgments against Messrs. Banker and Anish.

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

The final installment of $12,000 was due on or before October 30, 2013, and has not been paid at this time. A judgment remains outstanding against the Company in the sum of $12,000, which amount has been provided for in the financial statements dated March 31, 2015.

4.       Subramani Srinivasan, et al. v. M Line Holdings, Inc., et al.; Case No. 30-2014-00724484-CU-CO-CJC

This is a breach of contract, fraud, and related causes of action against Defendants Eran Engineering, Inc., Bart Webb, Precision Aerospace and Technologies, Inc.; M-Line Holdings, Inc.; Anthony Anish; Jitu Banker; Larry Consalvi; and Elite Machine Tools (collectively, “Defendants”).

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

5.       Can Capital Asset Servicing, Inc. v. E.M. Tool Company, Inc., et al.; Case No. 30-2014- 00727606- CU-CL-CJC

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

As of May 13, 2015, the defendants have made partial payments, and still owe plaintiff $25,500. Plaintiff provided notice of its intent to file the stipulated judgment on May 7, 2015, and commence collection efforts if payment of $10,000 is not paid prior thereto and those payments have been made. Since May a $1,500 payment has been made. The balance as of August 17, 2015 is $24,000.

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

The Company had made a provision in the sum of $210,000 in the financial statements as of March 31, 2015 and June 30, 2014 as no payments that were due under the settlement agreement have been made. Judgment was entered on June 16, 2011, and a Writ was issued on February 24, 2012.

7.       C. William Kircher Jr. v. M Line Holdings, Inc. Orange County Superior Court Case No. 00397576

A former attorney for M Line Holdings, Inc. has sued seeking damages for failure to pay legal fees in the amount of $120,166.

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock. The Company has issued the 150,000 shares of common stock and made two payments to date. The Company has a provision in the sum of $50,000 in the financial statements as of March 31, 2015 and June 30, 2014.

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

A provision in the sum of $40,000 has been made in the financial statements as of March 31, 2015 and June 30, 2014.

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

The Company has accrued $2,510,453 and $2,330,453 in the financial statements that includes all interest and fees due to Plaintiff through March 31, 2015 and June 30, 2014, respectively.

11.    Global Vantage Ltd., a California Corporation vs Eran Engineering, Inc. Precision Aerospace and Technologies, Inc., M Line Holdings, Inc., Anthony Anish, Lawrence Consalvi and Kenneth Collini

Global Vantage filed this complaint on August 7, 2014 in Orange County, California.

The complaint alleges that the Company owes funds that are due for the lease of certain equipment or Global Vantage want repossession of the equipment.

Global Vantage obtained judgment in February 2015 and the equipment has been returned to them. However, defendants are filing an appeal against this judgment.

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

10. Shareholders’ Equity

During the nine months ended March 31, 2015, the Company issued the following shares of common stock:

•	756,377,301 common shares were issued to financial institutions in connection with the conversion of debt and accrued interest totaling to $354,056.

•	200,000,000 common shares were issued for payment of unpaid salaries. The Company determined the fair value of these shares to be $80,000.

•	On October 14, 2014, the Board agreed to issue 10,000,000 blank check preferred stock to Anthony Anish, the COO of the Company. These shares carry no par value and are designated as the Company’s Series B preferred stock having only the following rights: non-convertible, zero dividend, zero interest and carrying a voting power of the combined voting power of 50% of the Company’s common and preferred stock while outstanding. The fair value of these shares amounting to $225,500 was recorded as a deemed dividend during the nine months ended March 31, 2015.

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

The following table presents the derivative financial instrument, the Company’s only financial liability measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level of hierarchy as of March 31, 2015:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$1,920,542	$—	$—	$1,920,542
Total	$1,920,542	$—	$—	$1,920,542

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at June 30, 2014	$634,769
Fair value of warrant derivative liabilities at issuance, recorded as debt discount	637,576
Settlement of derivative liabilities to gain on debt extinguishment	(974,921)
Unrealized derivative loss resulting from marked to market fair value included in other expense	1,623,118
Balance at March 31, 2015	$1,920,542

The fair value of the derivative liability is calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations.

The following are the assumptions used for derivative instrument valued using the Black Scholes option pricing model:

	At Issuance	March 31, 2015
Market value of stock on measurement date	$0.0003 – 0.0018	$0.001
Risk-free interest rate	0.05 – 1.58%	0.03 – 1.37%
Dividend yield	0%	0%
Volatility factor	–134 - 417%	166 - 339%
Term	–0.51 - 5 years	0.16 – 4.39 years

12. Related Party Transactions

As of March 31, 2015 and June 30, 2014, the amount due from related party was $0. The amount due to an officer of the Company as at March 31, 2015 and June 30, 2014 was $35,594. This amount is for expenses of the Company paid personally by the Officer on behalf of the Company.

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

Segment information is as follows for the three months and nine months ended March 31, 2015 and 2014:

Segment Information for the three months ended March 31, 2015	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$1,079,388	$311,229	$115,000	$1,505,617
Interest Expense	40,500	45,000	242,888	328,388
Depreciation and Amortization	—	79,412	—	79,412
Income (loss) before taxes	276,680	(50,953)	(1,898,742)	(1,673,015)
Total Assets	326,685	1,534,557	252,719	2,113,961
Capital Expenditure	$—	$—	$—	$—

Segment Information for the three months ended March 31, 2014	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$1,580,726	$838,785	$—	$2,419,511
Interest Expense	36,342	79,153	441,830	557,325
Depreciation and Amortization	750	39,244	—	39,994
Income (loss) before taxes	291,422	(46,896)	(1,218,239)	(973,713)
Total Assets	1,613,644	2,976,949	30,645	4,621,238
Capital Expenditure	$—	$8,000	$—	$8,000

Segment Information for the Nine months ended March 31, 2015	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$2,982,497	$869,904	$115,000	$3,967,401
Interest Expense	112,500	135,000	499,604	747,104
Depreciation and Amortization	—	79,412	—	79,412
Income (loss) before taxes	(235,930)	(541,503)	(1,773,140)	(2,550,573)
Total Assets	326,685	1,534,557	528,299	2,389,541
Capital Expenditure	$—	$—	$—	$—

Segment Information for the Nine months ended March 31, 2014	Machine Sales	Precision Manufacturing	Corporate	Total

Revenue	$5,787,485	$2,665,600	$—	$8,453,085
Interest Expense	134,853	193,968	573,846	902,667
Depreciation and Amortization	1,500	123,747	—	125,247
Income (loss) before taxes	500,068	511,001	(1,608,156)	(597,087)
Total Assets	1,613,644	2,976,949	30,645	4,621,238
Capital Expenditure	$—	$8,000	$—	$8,000

Sales are derived principally from customers located within the United States.

14. Subsequent Events

•	On April 1, 2015, the Company temporarily shut down the operations of Elite laying off all the staff. Management was dissatisfied with the manner in which the Company was being managed and decided to restart the business before the end of 2015 in a new location with new management.

•	On August 7, 2015, the Company entered into a short term loan in the amount of $10,720. This amount is due for repayment together with interest and fees of $1,780 on September 1, 2015. In the event it is not paid the amount may be coverted to stock at 125% of the original note amount and converted at the lower of $0.0002 or a 50% discount to market based on the the lowest price for the 20 consecutive days prior to conversion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of M Line Holdings, Inc. (referred to herein as “us, “we” or the “Company”) for the nine month period ended March 31, 2015 contains forward-looking statements, principally in this section and in the section herein titled “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be accomplished.

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

Business Services Group

The business services group is composed of M Line Business Services, Inc., a wholly owned subsidiary. M Line Business provides advice and support in raising new capital, management support in relation to financial control and management of the business, advice and support in relation to stock listing, reverse mergers, listing on various US and European exchanges, and sales and support specifically in relation to the aerospace industry.

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

The primary components sold by our Precision Manufacturing Group during the nine month period ended March 31, 2015and 2014 were parts sold to Panasonic, a leading provider of in-flight entertainment systems for commercial aircraft. Although the market for in-flight entertainment systems has improved and is expected to continue to improve over the next two to three years, business is still inconsistent, and this may affect our business over the next several months. In addition, if there is a decrease in work, this may have an impact with the Machine Sales Group, as many of our customers that purchase machines from us do business with airline manufacturers.

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

The principal weakness is that we have limited staff due to the size of the Company. As a result, the division of duties and responsibilities amongst staff and the lack of internal controls lead to material weaknesses in these business areas.

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

	For the three months ended March 31,	For the three months ended March 31,
	2015	2014	Change

Sales by segment:
Machine Sales	$1,079,388	$1,580,726	$(501,338)
Precision Engineering	311,227	838,785	(527,558)
Corporate	115,000	—	115,000
	$1,505,615	$2,419,511	$(913,896)

Gross Profit by segment:
Machine Sales	$384,694	$637,451	$(252,757)
Precision Engineering	(271,018)	322,184	(539,202)
Corporate	115,000	—	115,000
	$228,676	$959,635	$(676,959)

Gross Profit by segment: %
Machine Sales	168.2	66.43
Precision Engineering	(118.5)	33.57
Corporate	50.3	—

Sales

Sales in the three month period ended March 31, 2015 decreased 37.77% compared to the three month period ended March 31, 2014.

The change is attributable to a decrease in sales in the Machine Sales Group. Sales decreased by 31.72% in the Machine Sales Group and decreased by 62.90% in the Precision Manufacturing Group.

Our Machine Sales Group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that affect the price that equipment can be sold for. The average sale price of the 12 pieces of equipment sold in the three months ended March 31, 2015 was $53,093 compared to the comparable period in fiscal 2014 of 29 pieces of equipment sold at an average sale price of $54,442. In addition, service work for the three months ended March31, 2015 was $20,620 compared to the comparable period in fiscal 2014 of $8,635.

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

The decrease in sales in the Precision Manufacturing Group is primarily the result of a net decrease of $161,526 in sales of precision metal component parts from Panasonic Avionics Corporation in the three months ended March 31, 2015.

Gross Margin

Gross profit decreased by 70.54% in fiscal period ended March 31, 2015 compared to the comparable period in fiscal 2014. The gross profit for the Machine Sales Group decreased by 39.65% due to a decrease in the volume of machines sold during this three month period. The decrease within the Precision Manufacturing Group of 167.36% resulted from higher costs of goods in relation to lower sales due primarily to the move of our business from the Tustin location to our new location in Anaheim.

Selling, General and Administrative

Selling, general and administrative costs decreased by $554,767 to $169,288 for the three month period ended March 31, 2015 compared to $724,055 for the three month period ended March 31, 2014. The change is attributable to lower costs primarily for administrative salaries in all of our subsidiaries and lower legal and professional expenses.

Interest Expense

Interest expense decreased by $228,937 for the three month period ended March 31, 2015 compared to the three months ended March 31, 2014. The change is attributable to lower interest costs for TCA a reduction in costs relating to Notes payable as a result of derivative costs being lower as computed using the Black Sholes method.

Derivative Gain (Loss)

The derivative loss for the three month period ended March 31, 2015 was $971,946 compared to $651,968 for the three month period ended December 31, 2014. The derivative costs are computed on convertible promissory notes with the ability to convert to shares at a discount from market price. Until the loans are repaid a charge is included on our financial statements that reflected the possible derivative liability that could result if the loan were converted to shares in the company. The derivative liability was calculated using the Black Sholes method.

Gain (Loss) on debt extinguishment

The gain (loss) on debt extinguishment was $6,283 for the three months ended March 31, 2015 as compared to $0 for the three months ended March 31, 2014.

Results of Operations for the Nine Months Ended March 31, 2015 compared to the Nine Months Ended March 31, 2014.

	For the nine months ended March 31,	For the nine months ended March 31,
	2015	2014	Change

Sales by segment:
Machine Sales	$2,982,497	$5,787,485	(2,804,988)
Precision Engineering	869,902	2,665,600	(1,795,698)
Corporate	115,000	—	115,000
	3,967,399	8,453,085	(4,485,686)

Gross Profit by segment:
Machine Sales	537,656	1,564,034	(1,026,378)
Precision Engineering	(392,577)	1,316,750	(1,709,327)
Corporate	115,000	—	115,000
	260,079	2,880,784	(2,620,705)

Gross Profit by segment: %
Machine Sales	206.7	54.29
Precision Engineering	(150.9)	45.71
Corporate	44.2

Sales

Sales in the nine month period ended March 31, 2015 decreased 53.07% compared to the nine month period ended March 31, 2014.

The change is attributable to decreases in sales in the Machine Sales and the Precision Engineering Groups. Sales decreased by 48.47% in the Machine Sales Group and by 67.37% in the Precision Manufacturing Group.

Our Machine Sales Group primarily sells pre-owned CNC machinery manufactured by Mori Seiki. The average sale price of the machinery changes based on the equipment that is available to purchase in the market place and the prevailing market conditions that affect the price that equipment can be sold for. The average sale price of the 47 pieces of equipment sold in the nine months ended March 31, 2015 was $50,726 compared to the comparable period in fiscal 2014 of 105 pieces of equipment sold at an average sale price of $51,373. In addition, service work for the nine month ended March 31, 2015 was $20,320 compared to the comparable period in fiscal 2014 of $232,709.

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

The decrease in sales in the Precision Manufacturing Group is primarily the result of a net decrease of $1,334,129 in sales of precision metal component parts from Panasonic Avionics Corporation in the nine months ended March 31, 2015.

Gross Margin

Gross profit decreased by 90.97% in fiscal period ended March 31, 2015 compared to the comparable period in fiscal 2014. The gross profit for the Machine Sales Group decreased by 65.62% due to a decrease in the volume of machines sold during this nine month period. The decrease within the Precision Manufacturing Group of 129.81% resulted from higher costs of goods in relation to lower sales due primarily to the move of our business from the Tustin location to our new location in Anaheim.

Selling, General and Administrative

Selling, general and administrative costs decreased by $376,505 to $1,498,601 for the nine month period ended March 31, 2015 compared to $1,875,106 for the nine month period ended March 31, 2014. The change is attributable to lower costs primarily for administrative salaries in all of our subsidiaries and lower legal and professional expenses.

Interest Expense

Interest expense decreased by $155,563 for the three month period ended March 31, 2015 compared to the three months ended March 31, 2014. The change is attributable to lower interest costs for TCA a reduction in costs relating to Notes payable as a result of derivative costs being lower as computed using the Black Sholes method.

Derivative Gain (Loss)

The derivative loss for the nine month period ended March 31, 2015 was $1,623,118 compared to $700,098 for the nine month period ended March 31, 2014. The derivative costs are computed on convertible promissory notes with the ability to convert to shares at a discount from market price. Until the loans are repaid a charge is included on our financial statements that reflected the possible derivative liability that could result if the loan were converted to shares in the company. The derivative liability was calculated using the Black Sholes method.

Gain (Loss) on debt extinguishment

Loss on debt extinguishment increased by $159,234 for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. The change is primarily from the conversion of the convertible notes and settlement of the corresponding derivative liabilities.

Liquidity and Capital Resources.

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from operations and borrowing from various sources, including repayment of debt by the issue of common stock. As of March 31, 2015, our working capital (current assets less current liabilities) totaled ($9,220,092) compared to $(6,755,853) as of June 30, 2014, a decrease of $2,464,239

The Company has an accumulated deficit of $23,241,250 as of March 31, 2015 and negative working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2015 we had $2,510,453 in debt outstanding under our Accounts Receivable and Inventory line of Credit with TCA Global Credit Master Fund, LP and an equipment line of credit with Eqfin, LLC for $274,250.

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

Cash Flows

Provided by (used in)	2015	2014	Change

Operating activities	(400,930)	(284,346)	(116,584)
Investing activities	35,000	(8,000)	43,000
Financing activities	321,890	297,189	24,701
	(44,040)	4,843	(48,883)

Operating Activities

Operating cash flows during the nine month period ended March 31, 2015 and 2014, respectively, reflect our results of operations, offset by net cash provided by operating assets and liabilities and non-cash items (depreciation, amortization and stock-based compensation). During the nine month period ended March 31, 2015, non-cash expenses included in our net income and in operating activities totaled $2,569,241 compared to $1,636,070 in nine month period ended March 31, 2014.

The increase (decrease) in operating assets and liabilities for the nine month period ended March 31, 2015 and 2014 were $797,816 and $(1,321,635), respectively. During the nine month period ended March 31, 2015, the increase was primarily attributable to an increase in inventory, and accounts payable and accrued expenses.

Investing Activities

We made proceeds from disposition of assets and capital expenditures of $35,000 and $(8,000) during the nine month period of the fiscal 2015 and 2014 period, respectively.

Financing Activities

Net cash used in financing activities was $321,890 for the nine months ended March 31, 2015, compared to $297,189 for the nine months ended March 31, 2014.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in this Item 4.

The principal weakness is that we have limited staff due to the size of the Company. As a result the division of duties and responsibilities amongst staff and the lack of internal controls lead to material weaknesses in our company.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during our nine month period ended March 31, 2015.

Item 5. Litigation

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

No provision has been made in the March 31, 2015 and June 30, 2014 financial statements with respect to this matter because the Company has assessed the litigation as having no merit and the likelihood of any liability pursuant to this litigation to be extremely low.

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

A provision has been made in the March 31, 2015 and June 30, 2014 financial statements with respect to this matter in the sum of $37,500.

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

The final installment of $12,000 was due on or before October 30, 2013, and has not been paid at this time. A judgment remains outstanding against the Company in the sum of $12,000, which sum has been provided for in the financial statements.

4.	Subramani Srinivasan, et al. v. M Line Holdings, Inc., et al.; Case No. 30-2014-00724484-CU- CO-CJC

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

The parties reached a settlement. The terms of the settlement call for 12 payments of $5,000 per month commencing August 25, 2011 and the issuance of 150,000 shares of common stock. The Company has issued the 150,000 shares of common stock and made two payments to date. The Company has a provision in the sum of $50,000 in the financial statements as of March 31, 2015, and June 30, 2014.

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

A provision in the sum of $40,000 has been made in the financial statements as of March 31, 2015 and June 30, 2014.

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

The Company has accrued $2,510,453 and $2,330,453 in the financial statements that includes all interest and fees due to Plaintiff through March 31, 2015, and June 30, 2014, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 756,377,301 shares of the Company’s common stock for conversion of debt and to our investor relations and other consultants in payment of services to the Company. These shares were free trading and restricted in accordance with Rule 144. The issuance was exempt registration pursuant to Section 4 (2) of the Securities Act of 1933 and these financial institutions are sophisticated investors and familiar with our operations.

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

-32-